Form 10-K
period 2014-12-31
INC Research Holdings, Inc.
filed 2015-02-24
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______

Commission File Number: 001-36730

INC RESEARCH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3403111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3201 Beechleaf Court, Suite 600 Raleigh, North Carolina	27604-1547
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (919) 876-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or section 15(d) of the Exchange Act.  Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date. The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2014 (based on the closing sale price of $25.69 on that date), was approximately $257,422,098. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 16, 2015, there were approximately 61,253,673 shares of the registrant's common stock outstanding.
Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders currently scheduled to be held on June 5, 2015, are incorporated by reference into Part III hereof.

INC RESEARCH HOLDINGS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2014

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” "can," "continue," "could," “estimates,” “expects,” “intends,” “may,” "might," “plans,” “projects,” “should,” "would," “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” in Part I, Item 1A of this report. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.
As used in this report, the terms "INC Research Holdings, Inc.," "Company," "we," "us," and "our" mean INC Research Holdings, Inc. and its subsidiaries unless the context indicates otherwise.
Item 1. Business.
Overview
We are a leading global contract research organization, or CRO, based on revenues and are exclusively focused on Phase I to Phase IV clinical development services for the biopharmaceutical and medical device industries. We provide our customers highly differentiated therapeutic alignment and expertise, with a particular strength in central nervous system, or CNS, oncology and other complex diseases. We consistently and predictably deliver clinical development services in a complex environment and offer a proprietary, operational approach to clinical trials through our Trusted Process® methodology. Our service offerings focus on optimizing the development of, and therefore, the commercial potential for, our customers' new biopharmaceutical compounds, enhancing returns on their research and development, or R&D, investments, and reducing their overhead by offering an attractive variable cost alternative to fixed cost, in-house resources.
Founded more than two decades ago as an academic central nervous system research organization, we have translated that expertise into a global organization with a number of therapeutic specialties, as well as full data services and regulatory capabilities. Over the past decade, we have built our scale and capabilities to become a leading global provider of Phase I to Phase IV clinical development services, with approximately 5,600 employees in over 50 countries across six continents as of December 31, 2014. Our broad global reach has enabled us to provide clinical development services in over 100 countries. Our global footprint provides our customers with broad access to diverse markets and patient populations, local regulatory expertise and local market knowledge. We have developed our capabilities and infrastructure in parallel with our extensive, industry-leading relationships with principal investigators and clinical research sites, as demonstrated by our ranking as the "Top CRO" in the 2013 CenterWatch Global Investigative Site Relationship Survey, which was conducted by CenterWatch, a third-party leading publisher in the clinical trials industry. The survey covered responses from over 2,000 global sites across 36 specific relationship attributes about CROs that the sites surveyed have worked with in the past two years. We believe these attributes are critical for delivering high quality clinical trial results on time and on budget for our customers. We provide robust clinical development services through specialized therapeutic teams that have deep scientific expertise and are strategically aligned with the largest and fastest growing areas of our customers' R&D investments. Approximately 73% of our backlog as of December 31, 2014 was in CNS, oncology and other complex diseases, such as genetic disorders and infectious diseases.

Our extensive range of services supports the entire drug development process from Phase I to Phase IV and allows us to offer our customers an integrated suite of investigative site support and clinical development services. We offer these services across a wide variety of therapeutic areas with deep clinical expertise with a primary focus on Phase II to Phase IV clinical trials. We provide total biopharmaceutical program development while also providing discrete services for any part of a trial. Our combination of service area experts and depth of clinical capability allows for enhanced protocol design and actionable trial data.
We have three reportable segments: Clinical Development Services, Phase I Services and Global Consulting. Clinical Development Services offers a variety of clinical development services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management and study reports to assist customers with their drug development process. Phase I Services focuses on clinical development services for Phase I trials, which include scientific exploratory medicine, first-in-human studies through proof-of-concept stages and support for Phase I studies in established compounds. Global Consulting provides consulting services regarding clinical trial regulatory affairs, regulatory consulting services, quality assurance audits and pharmacovigilance consulting, non-clinical consulting and medical writing consulting. For financial information about geographic areas of our revenue and long-lived assets, please see Note 14 "Operations by Geographic Location" in our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. International operations expose us to risks that different from those applicable to operating in the Unites States, including foreign currency translation and transaction risks, risks of changes in tax laws and other risks described further in Item 1A "Risk Factors" of this Annual Report on Form 10-K.
For the year ended December 31, 2014, we had total net service revenue of $809.7 million, net loss of $23.5 million, Adjusted Net Income of $44.6 million, and Adjusted EBITDA of $145.3 million. For a reconciliation of Adjusted Net Income and Adjusted EBITDA, each of which are non-GAAP measures, to our net loss, see Part II, Item 6, "Selected Financial Data" of this Annual Report on Form 10-K. For further information about our consolidated revenues and earnings, see our consolidated financial statements included in Part II, Item 8 "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Our diversified customer base includes a mix of many of the world's largest biopharmaceutical companies as well as high-growth, small and mid-sized biopharmaceutical companies. We deliver high quality service through our internally developed, metrics-driven Trusted Process®, which is our proprietary methodology designed to reduce operational risk and variability by standardizing clinical development services and implement quality controls throughout the clinical development process. We believe our Trusted Process® leads our customers to faster, better-informed drug development decisions.
We were originally founded in 1998 as INC Research, and our headquarters are located in Raleigh, North Carolina. As a result of a corporate reorganization in connection with a business combination transaction, INC Research Holdings, Inc. was incorporated in Delaware in August 2010. On November 7, 2014, we completed our initial public offering of stock, or IPO. In conjunction with the IPO, our Board of Directors approved a corporate reorganization by which our direct, wholly-owned subsidiary, INC Research Intermediate, LLC was merged with and into us.
Our Market
The market for our services includes biopharmaceutical companies that outsource clinical development services. We believe we are well-positioned to benefit from the following market trends:
Trends in late-stage clinical development outsourcing.    Within the clinical development market, we primarily focus on Phase II to Phase IV clinical trials. Biopharmaceutical companies continue to prioritize the outsourcing of Phase II to Phase IV clinical trials, particularly in complex, high-growth therapeutic areas such as CNS, oncology and other complex diseases. Additionally, small and mid-sized biopharmaceutical companies typically have limited infrastructure and therefore have a particular proclivity to outsource their clinical development to CROs. Since January 2013, biotechnology companies in the United States have raised $19.6 billion from the public equity markets, and we believe the growth in this sector will further enhance overall growth within the CRO industry. We estimate, based on industry sources, including analyst reports, and management's knowledge, that the market for CRO services for Phase II to Phase IV clinical development services will grow at a rate of 7% to 8% annually through 2020, driven by a combination of increased development spend and further outsourcing penetration. In addition, we estimate that total biopharmaceutical spending on drug development in 2014 was approximately $76.9 billion, of which the clinical development market, which is the market for drug development following pre-clinical research, was approximately $67.0 billion. Of the $67.0 billion, we estimate our total addressable market to be $55.2 billion, after excluding $11.8 billion of indirect fees paid to principal investigators and clinical research sites, which are not a part of the CRO market. We estimate that total biopharmaceutical spending on clinical development will grow at a rate of 3% to 4% annually through 2020. In 2014, we estimate biopharmaceutical companies outsourced approximately $23.0 billion of clinical development spend to CROs, representing a 9% increase in such spending compared to 2013 of approximately $21.0 billion and a penetration rate of 42% of our total addressable market. We estimate that this penetration rate will increase to over 50% of our total addressable market by 2020. We believe that CROs with deep therapeutic expertise, global reach and capabilities, the ability to conduct increasingly complex clinical trials and maintain strong principal investigator and clinical research site relationships will be well-positioned to benefit from these industry trends.
Optimization of biopharmaceutical R&D efficiency.    Market forces and healthcare reform, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or, collectively, the Affordable Care Act, and other governmental initiatives, place significant pressure on biopharmaceutical companies to improve cost efficiency. Companies need to demonstrate the relative improvement in quality, safety, and effectiveness of new therapies as compared to existing approved therapies as early as possible in the development process. CROs can help biopharmaceutical companies deploy capital more efficiently, especially because many biopharmaceutical companies do not have adequate in-house development resources. In response to high clinical trial costs, particularly in therapeutic areas such as CNS and oncology, which we believe present the highest mean cost per patient across all clinical trials, biopharmaceutical companies are streamlining operations and shifting development to external providers in order to lower their fixed costs. Based on efficiencies gained through experience, we estimate that CROs have shortened clinical testing timelines by as much as 30%. Full service CROs can deliver operational efficiencies, provide high visibility into trial conduct, and allow biopharmaceutical companies to focus internal resources on their core competencies related to drug discovery and commercialization.
Globalization of clinical trials.    Clinical trials have become increasingly global as biopharmaceutical companies seek to accelerate patient recruitment, particularly within protocol-eligible, treatment-naïve patient populations without co-morbidities that could skew clinical outcomes. Additionally, biopharmaceutical companies increasingly seek to expand the commercial potential of their products by applying for regulatory approvals in multiple countries, including in areas of the world with fast-growing economies and middle classes that are spending more on healthcare. As part of the approval process for biopharmaceutical products in newer markets, especially in certain Asian and emerging markets, regulators often require trials to include specific percentages or numbers of people from local populations. Thus, clinical studies to support marketing approval applications frequently include a combination of multinational and domestic trials. These trends emphasize the importance of global experience and geographic coverage, local market knowledge and coordination throughout the development process.
Management of increasingly complex trials.    The biopharmaceutical industry operates in an increasingly sophisticated and highly regulated environment and has responded to the demands of novel therapeutics by adapting efficient drug development processes. Complex trial design expertise has emerged as a significant competitive advantage for select CROs that have a track record of successfully navigating country-specific regulatory, trial protocol and patient enrollment barriers, including sometimes subjective, evolving clinical endpoints. Measures of clinical trial complexity significantly increased over the last decade, as evidenced by total procedures per trial protocol increasing by 57% between 2000 and 2011. In addition, the therapeutic areas where we have a particular focus, including CNS, oncology and other complex diseases, often require more complicated testing protocols than other disease indications. For example, studies related to CNS, oncology and other complex diseases often require treatment-naïve patients, and sometimes have subjective endpoints, which can be difficult to measure. Accordingly, these areas demand greater clinical trial proficiency and therapeutic expertise, particularly in light of new methods of testing, such as the use of biomarkers and gene therapy.

Our Competitive Strengths
We believe that we are well positioned to capitalize on positive trends in the CRO industry and provide differentiated solutions to our customers based on our key competitive strengths set forth below:
Deep and long-standing expertise in the largest and fastest growing therapeutic areas. Over the past 20 years, we have focused on building world-class therapeutic expertise to better serve our customers. We provide a broad offering of therapeutic expertise, with our core focus in the largest and fastest growing therapeutic areas, including CNS, oncology and other complex diseases, which collectively constitute approximately 73% of our backlog as of December 31, 2014. Based on industry data, we estimate that CNS, oncology and other complex diseases together represent over 55% of total Phase III drugs under development. We believe we have been growing faster than the market, resulting in market share gains in our key therapeutic areas. Our total net service revenue grew by 24% in 2014 and our net service revenue for CNS, oncology and other complex diseases, collectively, grew by 26% in 2014. Our therapeutic expertise is managed by our senior leadership and delivered by our senior scientific and medical staff and our clinical research associates, or CRAs, within our various therapeutic areas. Industry analysts have reported that therapeutic expertise is the most influential factor for small to mid-cap and large sponsors of clinical trials in selecting a CRO. We believe that our expertise in managing complex clinical trials differentiates us from our competitors and has played a key role in our revenue growth, our ability to win new clinical trials and our successful relationship development with principal investigators and clinical research sites.
Clinical development focus and innovative operating model. We derive approximately 98% of our net service revenue from clinical development services without distraction from lower growth, lower margin non-clinical business. Since 2006, we have conducted our clinical trials using our innovative Trusted Process® operating model, which standardizes methodologies, increases the predictability of the delivery of our services and reduces operational risk. Since initiation of the Trusted Process®, we have reduced median study start-up time (defined as the period from finalized protocol to first patient enrolled) on new projects. Based on industry sources for the median study start-up time for the biopharmaceutical industry, we believe we achieve this milestone for our customers at a faster pace than industry medians, primarily due to our proprietary Trusted Process® operating model. In addition to the absolute reduction of cycle times in critical path milestones, we provide greater operating efficiency, more predictable project schedules and a reduction in overall project timelines. Ninety-two percent of our new business awards in 2014 were from repeat customers, which we believe is directly attributable to our innovative business model.
Unmatched, industry-leading principal investigator and clinical research site relationships. We have extensive relationships with principal investigators and clinical research sites. We believe these quality relationships are critical for delivering clinical trial results on time and on budget for our customers. Motivated and engaged investigative sites can facilitate faster patient recruitment, increase retention, maintain safety, ensure compliance with protocols as well as with local and international regulations, and streamline reporting. The ability to recruit and retain principal investigators and patients is an integral part of the clinical trial process. We have dedicated personnel focused on enhancing clinical research site relationships; we work with these sites in collaborative partnerships to improve cycle times and standardize start-up activities to drive efficiency. Our focus on principal investigator and clinical research site relationships is unmatched in the industry, as demonstrated by our ranking as the "Top CRO" in the 2013 CenterWatch Global Investigative Site Relationship Survey. In this survey, we ranked in the top three across all 36 attributes ranked and received an average of 80.4% of "excellent" or "good" ratings across all attributes compared to the median number of CROs ranking in the top three across eight attributes and receiving an average of 72.7% "excellent" or "good" ratings across all attributes. In addition, we ranked #1 in four of the five attributes that industry analysts considered the most influential factors in selecting a CRO and received some of our highest scores related to our professional staff and being well-organized and prepared in our studies. We also participate at the highest level of membership within the Society for Clinical Research Sites, or SCRS, as a Global Impact Partner, or GIP.
Broad global reach with in-depth local market knowledge. We believe that we are one of a few CROs with the scale, expertise, systems and agility necessary to conduct global clinical trials. We offer our services through a highly skilled staff of approximately 5,600 employees in over 50 countries as of December 31, 2014 and have conducted work in over 100 countries. We have expanded our presence in high-growth international markets such as Asia-Pacific, Latin America, the Middle East and North Africa. Our

comprehensive regulatory expertise and extensive local knowledge facilitate timely patient recruitment for complex clinical trials and improved access to treatment-naïve patients and to emerging markets, thereby reducing the time and cost of these trials for our customers while also optimizing the commercialization potential for new therapies.
Diversified, loyal and growing customer base. We have a well-diversified, loyal customer base of over 300 customers that includes many of the world's largest biopharmaceutical companies as well as high-growth, small and mid-sized biopharmaceutical companies. We have several customers with whom we have achieved "preferred provider" or strategic alliance relationships. We define these customer relationships to include ones where we have executed master service agreements in addition to regularly scheduled strategy meetings to discuss the status of our relationship, and for which we serve as a preferred supplier of services. We believe these relationships provide us enhanced opportunities for more business, although they are not a guarantee of future business. In addition, many of our customers are diversified across multiple projects and compounds. Our top five customers represented approximately 66 compounds in 40 indications across 167 active projects and accounted for approximately 37% of our net service revenue in 2014. Our customer base is geographically diverse with well-established relationships in the United States, Europe and Asia. We believe the breadth of our footprint reduces our exposure to potential U.S. and European biopharmaceutical industry consolidation. For example, 31% of our 2014 net service revenue was associated with biopharmaceutical customers whose parent companies are headquartered in Japan. We believe that the tenure of our customer relationships as well as the depth of penetration of our services reflect our strong reputation and track record. While 92% of our new business awards in 2014 were from repeat customers and our top ten customers have worked with us for an average of 7.5 years, we were also awarded clinical trials from 58 new customers in 2014, with particularly strong growth among small to mid-sized biopharmaceutical companies. We have also increased our penetration in the large biopharmaceutical market, which we define as the top 50 biopharmaceutical companies measured by annual drug revenue, with 57% of our net service revenue in 2014 coming from large biopharmaceutical companies. In the last twelve months we have performed work for 19 of the top 20 companies in the large biopharmaceutical market. We believe we have increased our market share in recent years and are well positioned to continue growing our customer base.
Outstanding financial performance. We have achieved significant revenue and EBITDA growth over the past several years. For example, during 2014, we increased our net service revenue, Adjusted EBITDA and Adjusted Net Income by 24%, 38%, and 174%, respectively, and decreased our net loss by 43%. The momentum in our business is also reflected in the growth in our backlog and new business awards (which is the value of future net service revenue supported by contracts or pre-contract written communications from customers for projects that have received appropriate internal funding approval, are not contingent upon completion of another trial or event and are expected to commence within the next 12 months, minus the value of cancellations in the same period). Backlog and new business awards are not necessarily predictive of future financial performance because they will likely be impacted by a number of factors, including the size and duration of projects (which can be performed over several years), project change orders resulting in increases or decreases in project scope, and cancellations. For the period from December 31, 2013 to December 31, 2014, our backlog increased by 7% and net new business awards grew by 17%. We believe our outstanding financial profile and strong momentum demonstrate the quality of the platform we have built to position ourselves for continued future growth.
Highly experienced management team with a deep-rooted culture of quality and innovation. We are led by a dedicated and experienced senior management team with significant industry experience and knowledge focused on clinical development. Each of the members of our senior management has 20 years or more of relevant experience, including significant experience across the CRO and biopharmaceutical industries. Our management team has successfully grown our company into a leading CRO through a combination of organic growth and acquisitions and believes we are well positioned to further capitalize on industry growth trends.

Business Strategy
The key elements of our business strategy include:
Focus on attractive, high-growth late-stage clinical development services market. We believe outsourcing late-stage clinical development services to CROs optimizes returns on invested R&D for biopharmaceutical companies. As development spend and outsourcing penetration rates continue to increase, we estimate that the late-stage clinical development services market will grow at a rate of 7% to 8% annually through 2020 and is poised to realize incremental growth relative to the overall CRO market. We believe that our core focus on the late-stage clinical development services market ideally positions us to benefit from this growth trend. Additionally, we believe that our differentiated approach of investing in highly experienced people, making better use of enabling technology and improving the process of clinical development, will allow our customers to generate superior returns.
Leverage our expertise in complex clinical trials. We intend to continue to develop and leverage our therapeutic expertise in complex clinical trials. We believe that our focus on and deep expertise in complex therapeutic areas such as CNS, oncology and other complex diseases better position us to win new clinical trials in these fast growing and large therapeutic areas. This is enhanced by the use of our proprietary Trusted Process® methodology that reduces operational risk and variability by standardizing processes and minimizing delays, instills quality throughout the clinical development process and leads customers to more confident, better-informed drug development decisions.
Capitalize on our geographic scale. We intend to leverage our global breadth and scale to drive continued growth. We have built our presence across key markets over time, developing strong relationships with principal investigators and clinical research sites around the world. We have expanded our patient recruitment capabilities, principal investigator relationships and local regulatory knowledge, which should continue to position us well for new customer wins in a wide array of markets. We have added geographic reach through both acquisitions and organic growth in areas such as Asia-Pacific, Latin America and the Middle East and North Africa, which we believe is critical to obtaining larger new business awards from large and mid-sized biopharmaceutical companies. Our long-term growth opportunities are enhanced by our strong reputation in emerging markets and our track record of efficiently managing trials in accordance with regional regulatory requirements.
Continue to enhance our Trusted Process® methodology to deliver superior outcomes. We intend to continue the development and enhancement of our Trusted Process® methodology, which has delivered measurable, beneficial results for our customers and improved drug development decisions. We believe our Trusted Process® will continue to lead to high levels of customer satisfaction. Our Trusted Process® is subject to continual refinement based on feedback from therapeutic leadership, staff and customers as well as the market factors of an evolving regulatory environment and technology innovation. Our Trusted Process® uses best-in-class and industry-leading third-party technology solutions. We expect that through continuous enhancement of our Trusted Process® methodology, we will achieve better alignment of best-in-class technology to enable increased visibility into critical processes, management and controls in the drug development process. For example, a recent technology and process integration has contributed to a 25% reduction in time required for finalization of our clinical monitoring trip reports. If this integrated approach becomes the standard, and if personnel are able to be appropriately reassigned, this improvement in our productivity would equate to 55 full-time equivalents of additional capacity. We intend to continue to position ourselves to quickly adopt best-in-class technology through effective third-party collaborations without the need for high capital investments and maintenance costs, driving attractive returns on capital.
Continue proven track record of identifying and successfully integrating selective acquisitions to augment our organic growth. Over the past decade, we have developed a systematic approach for integrating acquisitions. We have successfully acquired and integrated ten companies. These strategic acquisitions have increased our size, scale and reach, complementing our organic growth profile as we have become a leading provider of CRO services. Our acquisitions have enabled us to expand our global service offerings across all four phases of biopharmaceutical clinical development while also allowing us to achieve significant synergies and cost reductions. For example, in March 2014 we completed the acquisition of MEK Consulting, which expanded our presence in the high-growth Middle East and North Africa market. The acquisition of MEK Consulting is representative of our future acquisition strategy. We will continue to evaluate opportunities to acquire and integrate selective tuck-in acquisitions within the CRO sector in order to strengthen our competitive position and realize attractive returns on our investments.
Drive our human capital asset base to grow existing relationships. As a clinical service provider, our employees are critical to our ability to deliver our innovative operational model by engaging with customers, delivering clinical development services in a complex environment, and supporting and executing our growth strategy. All employees undergo comprehensive initial orientation and ongoing training, including a focus on our Trusted Process® methodology. Our recruiting and retention efforts are geared toward maintaining and growing a stable work force focused on delivering results for customers. We have a successful track record of integrating talent from prior acquisitions and believe we have a best-in-class pool of highly experienced project management and CRAs.
Our Services
Our extensive range of services supports the entire clinical development process from Phase I to Phase IV and allows us to offer our customers an integrated suite of investigative site support and clinical development services. We offer these services across a wide variety of therapeutic areas with deep clinical expertise with a primary focus on Phase II to Phase IV clinical trials. We provide total biopharmaceutical program development while also providing discrete services for any part of a trial. The combination of service area experts and the depth of clinical capability allows for enhanced protocol design and actionable trial data. Our comprehensive suite of clinical development services includes, but is not limited to:

Clinical Development Services
Clinical Trial Management	Data Services	Strategic and Regulatory Services	Post-Approval Services
•Patient recruitment and retention •Project management •Clinical monitoring •Drug safety/ pharmacovigilance •Medical affairs •Quality assurance •Regulatory and medical writing •Functional service	•Clinical data management •Electronic data capture •Biostatistics	•Strategic development services •Regulatory consulting and submissions •Clinical operations optimization •Pricing and reimbursement planning
•Specialized support for patient registries

•Safety surveillance studies, prospective observational studies

•Health outcome research

•Patient-reported outcomes

•Phase IV effectiveness trials

•Health economics studies and retrospective chart reviews

Clinical Trial Management
We offer a variety of select and stand-alone clinical trial services as well as full-service, global studies through our clinical development services. Our key clinical trial management services include the following:

•
Patient Recruitment and Retention.  Our patient recruitment services group helps identify and manage appropriate vendors, focuses on patient recruitment and retention strategies and acts as a liaison to media outlets and other vendors that we have validated.

•
Project Management.  Our project managers provide customer-focused leadership in managing clinical trials and are accountable for the successful execution of all assigned projects, where success includes on-time, on-budget, and high quality results that lead to satisfied customers. Project managers have the skills, education, experience and training to support the successful conduct of clinical studies.

•
Clinical Monitoring.  Our clinical monitors oversee the conduct of a clinical trial by working with and monitoring clinical research sites to assure the quality of the data. The clinical monitor ensures the trial is conducted according to Good Clinical Practice, or GCP, International Conference on Harmonisation, or ICH, guidelines and local regulations, to meet the customers' and regulatory authorities' requirements according to the study protocol. CRAs engage with clinical research sites in site initiation, training and patient recruitment. We deploy and manage clinical monitoring staff in all regions of the globe. By maintaining a therapeutic focus, we attract CRAs who have a strong desire to dedicate themselves to working within CNS, oncology and other complex diseases, providing an environment where they can further develop their expertise in their chosen therapeutic area of interest.

•
Drug Safety/Pharmacovigilance.  Our drug safety teams are strategically located across the United States, Europe, Latin America and Asia-Pacific. We provide global drug safety expertise in all phases of clinical research for serious adverse event/adverse event collection, evaluation, classification, reporting, reconciliation, post-marketing safety and pharmacovigilance.

•
Medical Affairs.  We have in-house physicians who provide 24/7 medical monitoring, scientific and medical support for project management teams and clinical research sites. These in-house physicians consist of senior clinicians and former clinical researchers with patient care and trial management expertise.

•
Quality Assurance.  Quality control steps are built into all of our processes. We have an independent quality assurance department that, in addition to conducting independent audits of all ongoing projects and processes as part of our internal quality assurance program, offers contracted quality assurance services to customers, including audits of clinical research sites and of various vendors to the clinical research industry; 'mock' regulatory inspections and clinical research site inspection-readiness training; standard operating procedure development; and quality assurance program development/consultation. Our customers also engage us to conduct third-party audits on behalf of their studies.

•
Regulatory and Medical Writing.  We also offer regulatory and medical writing expertise across the entire biopharmaceutical product lifecycle. Our team has hands-on regulatory and medical writing knowledge gained through experience from working in large biopharmaceutical companies, as well as high-growth, small and mid-sized biopharmaceutical companies, CROs and the United States Food and Drug Administration, or FDA. Additionally, each member is trained in FDA regulations, including GCP/standard operating practice compliance guidelines and guidelines established by the ICH.

•
Functional Services.  Our functional service provider, or FSP, offering is a tool to help sponsors review their approach to key functional areas of clinical research, specifically those areas not core to their clinical development business. The aim of implementing an FSP approach is greater predictability and more consistent delivery of services across all protocols. We currently operate FSP hubs in North America, South America, Europe and Asia.

Data Services
Our data services include the following:

•
Clinical Data Management.  Our clinical data management services allow us to confirm that the clinical trial database is ready, accurately populated and locked in an expeditious manner, with verification and validation procedures throughout every phase of a clinical trial. This processing is done in synchronization with the clinical team, utilizing the information provided from the trial to help ensure efficient processes are employed, regardless of the data collection method used.

•
Electronic Data Capture.  To compete in today's changing global drug and device development environment, companies must collect and distribute data faster than ever before. We have the ability to manage electronic data capture, or EDC, to help our customers take advantage of the efficiencies available through EDC, which include improved access to data, reduced cycle time, increased productivity and improved relationships with customers, vendors and other parties. We utilize three leading EDC platforms: Medidata Rave, Oracle Clinical Remote Data Capture and Phase Forward's

InForm products. Our ability to design, build and deliver high quality databases in all three platforms enables our team to deliver effective EDC solutions.

•
Biostatistics.  Our biostatistics team has a depth of experience with the FDA and European Medicines Agency, or EMA, which allows our teams to provide customers with guidance on building a statistical plan to meet regulatory and safety requirements as well as a careful analysis of the resulting study data. In addition, we provide support for independent drug safety monitoring boards and a full range of related services. Our biostatisticians are also heavily involved in our Trusted Process® methodology, so that protocol and project development can be grounded in advanced statistical methodology. As part of a project team, our biostatisticians can provide data oversight throughout a clinical trial and address any data or data handling issues that may arise.

Strategic and Regulatory Services
Strategic Services. Our strategic consulting group focuses on maximizing the value of scientific knowledge, intellectual property and portfolio content. The key areas of advisory services include strategic drug development, clinical development plans, registration strategies, exit strategies, transitional clarity, good clinical practice compliance strategies, clinical operations optimization, pricing and reimbursement, and due diligence. Strategic consultants include senior personnel from medical and regulatory affairs, clinical research, biostatistics and data management. These individuals provide expertise gained through hands-on experience as former executives from biopharmaceutical companies, CROs and regulatory agencies.
Regulatory Services. We offer regulatory expertise across the entire biopharmaceutical product lifecycle. Our regulatory affairs practice has a global presence with offices in North America, Europe and Asia-Pacific. In addition, subject matter experts are located worldwide to provide global regulatory coverage. Global regulatory services include worldwide regulatory submissions, regulatory strategy and agency meetings, early development consultancy, data safety monitoring board and data review committee management, chemistry manufacturing and controls, contemporary regulatory interpretation, investigational new drug, or IND, applications and clinical trial authorizations.
Post-Approval Services
Our post-approval services are focused on efficient delivery of studies and support programs. These studies and programs include specialized support for patient registries, safety surveillance studies, prospective observational studies, health outcome research, patient reported outcomes, Phase IV effectiveness trials, health economics studies and retrospective chart reviews. Our proprietary post-approval study management system provides real-time support for clinical research sites and up-to-date status reports of sponsors.
Our Trusted Process® Methodology
We perform each of these service offerings through our proprietary, operational approach to clinical trials. Our Trusted Process® is a metrics-driven methodology that we employ to deliver superior results to our customers. We developed this process to improve reliability and predictability of clinical trial project management. Our Trusted Process® methodology has allowed us to reduce operational risk and variability as well as provide faster cycle times. This has resulted in greater operating efficiency, highly predictable project timelines and enhanced customer satisfaction and retention rates.
The Trusted Process® methodology is divided into four sub-processes which correlate with the key phases of a clinical project:

•
PlanActivation® — the design phase, where a project is analyzed and a strategy developed utilizing our therapeutic and clinical experience, forming the basis of a customized project proposal. The strategy continues to be refined based on discussions with the customer through new business award.

•
QuickStart® — the initiating phase, which serves to align the customer's and our project teams to a single set of objectives, create shared expectations and develop a joint plan for project implementation.

•
ProgramAccelerate® — the execution and control phase, which includes the processes of patient recruitment, clinical monitoring and data management. In this phase, we proactively process and review data to ensure quality and project timelines are actively managed, while maintaining strong relationships with investigative sites.

•
QualityFinish® — the closing phase, which is triggered by the first enrolled patient completing the clinical trial. This phase focuses on assuring high quality, actionable data is used to develop the final deliverables which make up the basis of the documentation necessary for filing with regulatory agencies.

Since 2006, we have conducted studies using the tools and discipline of the Trusted Process®. We accomplish standardized delivery through support from a company-wide Project Management Office, which defines, maintains and improves procedures relating to the Trusted Process® and ensures consistent application globally. Using this innovative operating model, we have reduced median study start-up time (defined as the period from finalized protocol to first patient enrolled) on new projects. Based on industry sources for the median study start-up time for the pharmaceutical industry, we believe we achieve this milestone for our customers at a faster pace than industry medians, as a result of our proprietary Trusted Process® operating model.
Customers
We have a well-diversified, loyal customer base that includes many of the world's largest biopharmaceutical companies, which we define as the top 50 biopharmaceutical companies measured by annual drug revenue. In addition, we have strong relationships with small and mid-sized biopharmaceutical customers that seek our services for our therapeutic expertise and full-service offering.
Since December 31, 2010, we have significantly increased our exposure to large biopharmaceutical customers through both acquisitions and organic growth, providing us the opportunity to compete for large, global late-stage clinical development trials, preferred provider lists and strategic multi-year relationships. For the year ended December 31, 2014, our net service revenue attributable to large biopharmaceutical companies represented approximately 57% of our total net service revenue and net service revenue attributable to small and mid-sized biopharmaceutical companies represented approximately 43%. Additionally, we serve customers in a variety of locations throughout the world, with approximately 48% of our workforce based in the United States and Canada, 35% in Europe, 9% in Asia-Pacific, 7% in Latin America and 1% in the Middle East and Africa as of December 31, 2014. This diversification allows us to grow our business in multiple customer segments and geographies.
For the year ended December 31, 2014, our top five customers accounted for approximately 37% of our total net service revenue which was diversified across approximately 66 compounds in 40 indications across 167 active projects. Various subsidiaries of Otsuka Holdings Co., Ltd. accounted for approximately 14%, 15% and 12% of net service revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Various subsidiaries of Astellas Pharma, Inc. accounted for 12% of total net service revenue for the year ended December 31, 2014.
Our top ten customers have worked with us for an average of 7.5 years as of December 31, 2014. We also have a growing list of "preferred provider" and/or strategic alliance relationships. Further, among the majority of our customers, revenue is diversified by multiple projects for a variety of compounds. For example, 45 of our customers have active projects in more than one therapeutic area, making up 50% of our total net service revenue for the year ended December 31, 2014. We believe that the tenure of our customer relationships as well as the depth of penetration of our services reflects our strong reputation and track record.

New Business Awards and Backlog
We add new business awards to backlog when we enter into a contract or letter of intent or when we receive a written commitment from the customer selecting us as its service provider. Contracts generally have terms ranging from several months to several years. We recognize revenue on these awards as services are performed, provided we have entered into a contractual commitment with the customer. Our new business awards, net of cancellations of prior awards, for the years ended December 31, 2014, 2013 and 2012 were approximately $949.8 million, $814.2 million and $676.3 million, respectively.
Backlog consists of anticipated future net service revenue from contracts, letters of intent and other written forms of commitments that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. The majority of our contracts can be terminated by our customers with 30 days' notice. Our backlog also reflects any related cancellation or adjustment activity. Our backlog as of December 31, 2014, 2013 and 2012 was approximately $1.6 billion, $1.5 billion and $1.3 billion, respectively. Included within backlog at December 31, 2014 is approximately $0.8 billion that we expect to generate revenue from in 2015. Backlog is not necessarily indicative of future financial performance because it will likely be impacted by a number of factors, including the size and duration of projects (which can be performed over several years), project change orders resulting in increases or decreases in project scope and cancellations.
No assurance can be given that we will be able to realize the net service revenue that is included in the backlog. See Part I, Item 1A, "Risk Factors - Risk Relating to Our Business - Our backlog might not be indicative of our future revenues, and we might not realize all the anticipated future revenue reflected in our backlog," and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - New Business Awards and Backlog" for more information.
Sales and Marketing
We employ a team of business development sales representatives and support staff that promote, market and sell our services to biopharmaceutical companies primarily in North America, Europe, Latin America and Asia-Pacific. In addition to significant selling experience, many of these individuals have technical and/or scientific backgrounds.
Our business development team works with our senior executives, therapeutic leaders and project team leaders to maintain key customer relationships and engage in business development activities. For many of our largest customer relationships, we have dedicated strategic account management teams to provide customers with a single point of contact to support delivery, cultural and process integration and to facilitate cross-selling opportunities.
We use integrated and customer-focused business development teams to develop joint sales plans for key accounts. We also place our business development personnel with strong operational experience around the globe to help ensure project demands are fulfilled. Each business development employee is generally responsible for a specific group of customers and for strengthening and expanding an effective relationship with that customer. Each individual is responsible for developing his or her customer base on our behalf, responding to customer requests for information, developing and defending proposals, and making presentations to customers.
As part of each customer proposal, our business development personnel consult with potential biopharmaceutical customers early in the project consideration stage in order to determine their requirements. We involve our therapeutic, operational, technical and/or scientific personnel early in each proposal and, accordingly, these individuals along with our business development representatives invest significant time to determine the optimal means to design and execute the potential customer's program requirements. As an example, recommendations we make to a potential customer with respect to a drug development study design and implementation are an integral part of our bid proposal process and an important aspect of the integrated services we offer. Our preliminary efforts relating to the evaluation of a proposed clinical protocol and implementation plan, along with the therapeutic expertise and advice we provide during this process, enhance the opportunity for accelerated initiation and overall success of the trial.

Our marketing team supports our business development organization through various marketing activities to drive brand awareness and positioning, consisting primarily of market and competitive analysis, brand management, market information and collateral development, participation in industry conferences, advertising, e-marketing, publications, and website development and maintenance.
Competition
We compete primarily against other full-service CROs and services provided by in-house R&D departments of biopharmaceutical companies, universities and teaching hospitals. Although the CRO industry has experienced increased consolidation over the past three years, the landscape remains fragmented. Our major competitors include Covance, Inc., ICON plc, inVentiv Health, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, LLC, PRA Health Sciences, Quintiles Transnational Holdings Inc. and numerous specialty and regional players. We generally compete on the basis of the following factors:

•	experience within specific therapeutic areas;

•	the quality of staff and services;

•	the range of services provided;

•	the ability to recruit principal investigators and patients into studies expeditiously;

•	the ability to organize and manage large-scale, global clinical trials;

•	an international presence with strategically located facilities;

•	medical database management capabilities;

•	the ability to deploy and integrate IT systems to improve the efficiency of contract research;

•	experience with a particular customer;

•	the ability to form strategic partnerships;

•	speed to completion;

•	financial strength and stability;

•	price; and

•	overall value.
Notwithstanding these competitive factors, we believe that our deep therapeutic expertise, global reach and operational strength differentiate us from our competitors.
Government Regulation
Regardless of the country or region in which approval is being sought, before a marketing application for a drug is ready for submission to regulatory authorities, the candidate drug must undergo rigorous testing in clinical trials. The clinical trial process must be conducted in accordance with the Federal Food, Drug and Cosmetic Act in the United States and similar laws and regulations in the relevant foreign jurisdictions. These laws and regulations require the drug to be tested and studied in certain ways prior to submission for approval.
In the United States, the FDA regulates the conduct of clinical trials of drug products in human subjects, the form and content of regulatory applications. The FDA also regulates the development, approval, manufacture, safety, labeling, storage, record keeping, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products and medical devices. In the European Union, or EU, and other jurisdictions where our customers intend to apply for marketing authorization, similar laws and regulations apply. Within the EU, these requirements are enforced by the EMA, and requirements vary slightly from one member state to another. In Canada, clinical trials are regulated by the Health Products Food Branch of Health Canada as well as provincial regulations. Similar requirements also apply in other jurisdictions, including Australia, Japan, and other Asian countries, where we operate or where our customers intend to apply for marketing authorization. Sponsors of clinical trials also follow ICH E6 guidelines.
Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trial process. In the United States, we must perform our clinical development services in compliance with applicable laws, rules and regulations, including GCP, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Before a human clinical trial may begin, the manufacturer or sponsor of the clinical product candidate must file an IND with the FDA, which contains, among other things, the results of preclinical tests, manufacturer information, and other analytical data. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted pursuant to, and in accordance with, an effective IND. In addition, under GCP, each human clinical trial we conduct is subject to the oversight of an independent institutional review board, or IRB, which is an independent committee that has the regulatory authority to review, approve and monitor a clinical trial. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the study subjects are being exposed to an unacceptable health risk.
Clinical trials conducted outside the United States are subject to the laws and regulations of the country where the trials are conducted. These laws and regulations might not be similar to the laws and regulations administered by the FDA and other laws and regulations regarding the protection of patient safety and privacy and the control of study pharmaceuticals, medical devices or other study materials. Studies conducted outside the United States can also be subject to regulation by the FDA if the studies are conducted pursuant to an IND or an investigational device exemption for a product candidate that will seek FDA approval or clearance. It is the responsibility of the study sponsor or the parties conducting the studies to ensure that all applicable legal and regulatory requirements are fulfilled.
In order to comply with GCP and other regulations, we must, among other things:

•	comply with specific requirements governing the selection of qualified principal investigators and clinical research sites;

•	obtain specific written commitments from principal investigators;

•	obtain review, approval and supervision of the clinical trials by an IRB or ethics committee;

•	obtain favorable opinion from regulatory agencies to commence a clinical trial;

•	verify that appropriate patient informed consents are obtained before the patient participates in a clinical trial;

•	ensure that adverse drug reactions resulting from the administration of a drug or biologic during a clinical trial are medically evaluated and reported in a timely manner;

•	monitor the validity and accuracy of data;

•	monitor drug or biologic accountability at clinical research sites; and

•	verify that principal investigators and study staff maintain records and reports and permit appropriate governmental authorities access to data for review.
Similar guidelines exist in various states and in other countries. We may be subject to regulatory action if we fail to comply with applicable rules and regulations. Failure to comply with certain regulations can also result in the termination of ongoing research and disqualification of data collected during the clinical trials. For example, violations of GCP could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning letter, suspension or termination of a clinical study, refusal of the FDA to approve clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions, or debarment from assisting in the submission of new drug applications. See "Risk Factors—Risks Related to Our Business—If we fail to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations, we could be subject to significant costs or liability and our reputation could be harmed."
We monitor our clinical trials to test for compliance with applicable laws and regulations in the United States and the foreign jurisdictions in which we operate. We have adopted standard operating procedures that are designed to satisfy regulatory requirements and serve as a mechanism for controlling and enhancing the quality of our clinical trials. In the United States, our procedures were developed to ensure compliance with GCP and associated guidelines.
In addition to its comprehensive regulation of safety in the workplace, the U.S. Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for healthcare employers whose workers might be exposed to blood-borne pathogens such as HIV and the hepatitis B virus. Furthermore, certain employees might have to receive initial and periodic training to ensure compliance with applicable hazardous materials regulations and health and safety guidelines. We are subject to similar regulations in Canada and Spain.
The U.S. Department of Health and Human Services has promulgated rules under the Health Information Technology for Economic and Clinical Health Act, or collectively, HIPAA, that govern the use, handling and disclosure of personally identifiable medical information. Although we do not consider that our activities generally cause us to be subject to HIPAA as a covered entity, we endeavor to embrace sound identity protection practices. These regulations also establish procedures for the exercise of an individual's rights and the methods permissible for de-identification of health information. We are also subject to privacy legislation in Canada under the federal Personal Information and Electronic Documents Act, the Act Respecting the Protection of Personal Information in the Private Sector and the Personal Health Information Protection Act, and privacy legislation in the EU under the 95/46/EC Privacy Directive on the protection and free movement of personal data. We were one of the first CROs to become Safe Harbor certified under the jurisdiction of the Federal Trade Commission.
Intellectual Property
We develop and use a number of proprietary methodologies, analytics, systems, technologies and other intellectual property in the conduct of our business. We rely upon a combination of confidentiality policies, nondisclosure agreements and other contractual arrangements to protect our trade secrets, and copyright and trademark laws to protect other intellectual property rights. We have obtained or applied for trademarks and copyright protection in the United States and in a number of foreign countries. Our material trademarks include Trusted Process®, PlanActivation, QuickStart, ProgramAccelerate, QualityFinish, and INC Research and other corporate emblems. Although the duration of trademark registrations varies from country to country, trademarks generally may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained, and so long as they have not been found to have become generic. Although we believe the ownership of trademarks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence and marketing abilities of our employees. We do not have any material licenses, franchises or concessions.
Employees
As of December 31, 2014 we had approximately 5,600 full-time equivalent employees worldwide, with approximately 48% in the United States and Canada, 35% in Europe, 9% in Asia-Pacific, 7% in Latin America and 1% in the Middle East and Africa. None of our employees are covered by a collective bargaining agreement and we believe our overall relations with our employees are good. Employees in certain of our non-U.S. locations are represented by workers' councils as required by local laws.
The level of competition among employers in the United States and overseas for skilled personnel is high. We believe that our brand recognition and our multinational presence are advantages in attracting qualified candidates. In addition, we believe that the wide range of clinical trials in which we participate allows us to offer broad experience to clinical researchers.

Indemnification and Insurance
In conjunction with our clinical development services, we employ or contract with research institutions and in some jurisdictions principal investigators and pharmacies on behalf of biopharmaceutical companies to serve as research centers and principal investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates the risk of liability for personal injury or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. It is possible that we could be held liable for claims and expenses arising from any professional malpractice of the principal investigators with whom we contract or employ, or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of our operation of Phase I clinical trial facilities, we could be liable for the general risks associated with clinical trials including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for errors or omissions, or breach of contract, if monitoring obligations have been transferred to us and one of our CRA's inaccurately reports from source documents or fails to adequately monitor a human clinical trial resulting in inaccurately recorded results.
We have sought to reduce our risks by implementing the following where practicable:

•
securing contractual assurances such as indemnification provisions and provisions seeking to limit or exclude liability contained in our contracts with customers, institutions, pharmacies, vendors and principal investigators;

•	securing contractual and other assurances that adequate insurance will be maintained to the extent applicable by customers, institutions, pharmacies, vendors, principal investigators and by us; and

•
complying with various regulatory requirements, including monitoring that the oversight of independent review boards and ethics committees are intact where obligations are transferred to us and monitoring the oversight of the procurement by the principal investigator of each participant's informed consent to participate in the study.

The contractual indemnifications we have generally do not fully protect us against certain of our own actions, such as negligence. Contractual arrangements are subject to negotiation with customers, and the terms and scope of any indemnification, limitation of liability or exclusion of liability varies from customer to customer and from trial to trial. Additionally, financial performance of these indemnities is not secured. Therefore, we bear the risk that any indemnifying party against which we have claims may not have the financial ability to fulfill its indemnification obligations to us.
While we maintain professional liability insurance that covers the locations in which we currently do business and that covers drug safety issues as well as data processing and other errors and omissions, it is possible that we could become subject to claims not covered by insurance or that exceed our coverage limits. We could be materially and adversely affected if we were required to pay damages or bear the costs of defending any claim that is outside the scope of, or in excess of, a contractual indemnification provision, beyond the level of insurance coverage or not covered by insurance, or in the event that an indemnifying party does not fulfill its indemnification obligations.
Executive Officers
The following table sets forth information concerning our executive officers as of December 31, 2014:

Name	Age	Position
D. Jamie Macdonald	46	Chief Executive Officer and Director
Gregory S. Rush	47	Executive Vice President and Chief Financial Officer
Alistair Macdonald	44	President and Chief Operating Officer
Christopher L. Gaenzle	48	Chief Administrative Officer, General Counsel and Secretary

The following is a biographical summary of the experience of our executive officers:
D. Jamie Macdonald - Chief Executive Officer and Director
Jamie Macdonald has been our Chief Executive Officer, or CEO, and a member of our Board of Directors since January 2013. He joined our Company in July 2011 as Chief Operating Officer when we acquired Kendle International Inc., or Kendle, where he was the Chief Operating Officer from May 2011 to July 2011. Prior to joining Kendle, Mr. Macdonald served for 15 years in various senior operational and finance roles at Quintiles Transnational Holdings Inc., or Quintiles, where he most recently was Senior Vice President and Head of Global Project Management from December 2008 to January 2011. Prior to Quintiles, Mr. Macdonald began his career in the pharmaceutical sector while in the UK, where he worked with Syntex Corporation (acquired by Roche Holdings, Inc. in 1994), before joining Quintiles through a transfer of undertakings in 1995. Mr. Macdonald earned a B.A. in Economics from Heriot-Watt University in Edinburgh, Scotland and is a UK qualified Chartered Management Accountant (ACMA).
Gregory S. Rush - Executive Vice President and Chief Financial Officer
Greg Rush joined our Company in August 2013 as Executive Vice President and Chief Financial Officer, or CFO, and has continued to serve in that role. From April 2010 to August 2013, Mr. Rush served as Senior Vice President and Chief Financial Officer of Tekelec, Inc., which was acquired by Oracle Corporation in June 2013, after serving as Interim Chief Financial Officer in March 2010. Mr. Rush joined Tekelec as Vice President and Corporate Controller in May 2005 and served as Vice President, Corporate Controller and Chief Accounting Officer from May 2006 to March 2010. His previous experience also includes roles in various senior financial positions with Siebel Systems, Inc., Quintiles, PricewaterhouseCoopers and Ernst & Young. Mr. Rush received his Bachelor of Science in Business and Master of Accounting degrees from the University of North Carolina at Chapel Hill, graduating with honors, and is a Certified Public Accountant.
Alistair Macdonald - President and Chief Operating Officer
Alistair Macdonald has been our President since January 2015 and Chief Operating Officer since January 2013. He joined our Company in 2002 and has served in various senior leadership roles during that time. Prior to his current role, Mr. Macdonald most recently served as our President, Clinical Development Services from March 2012 to January 2013, where he oversaw Study Start-up, Regulatory Consulting and Submissions, Drug Safety, Phase I Services, Global Clinical Operations Management, Alliance Delivery and Functional Service Provision and our Latin America region. He also served as Executive Vice President of our Global Oncology Unit from February 2011 to March 2012, Executive Vice President, Strategic Development from October 2009 to February 2011, and Senior Vice President, Biometrics from May 2002 to September 2009. He received his Master of Science in Environmental Diagnostics from Cranfield University.
Christopher L. Gaenzle - Chief Administrative Officer, General Counsel and Secretary
Chris Gaenzle joined our Company in April 2012 as General Counsel and Secretary and has continued to serve in that role. Since August 2013, he has also served as our Chief Administrative Officer. Prior to joining our Company, Mr. Gaenzle served for five years in various senior legal positions at Pfizer Inc., where he was most recently Assistant General Counsel from 2010 to 2012. Prior to Pfizer, Mr. Gaenzle was a partner at Hunton and Williams LLP, where he was a practicing attorney from 1998 to 2007. Mr. Gaenzle has 20 years of private practice and corporate legal experience, the majority of which is in the pharmaceutical, medical and clinical research industries. Mr. Gaenzle received his Bachelor of Arts from Colgate University and his J.D. from Syracuse University.

Available Information
Our website address is www.incresearch.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements for our annual stockholders meetings, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission, or the SEC. Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully the risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects.
Risks Related to Our Business
If we do not generate a large number of new business awards, or if new business awards are delayed, terminated, reduced in scope or fail to go to contract, our business, financial condition, results of operations or cash flows may be materially adversely affected.
Our business is dependent on our ability to generate new business awards from new and existing customers and maintain existing customer contracts for clinical development services and other services. Our inability to generate new business awards on a timely basis and subsequently enter into contracts for such awards could have a material adverse effect on our business, financial condition, results of operations or cash flows.
The time between when a study is awarded and when it goes to contract is typically several months, and prior to a new business award going to contract, our customers can cancel the award without notice. Once an award goes to contract, the majority of our customers can terminate the contract with 30 days' notice. Our contracts may be delayed or terminated by our customers or reduced in scope for a variety of reasons beyond our control, including but not limited to:

•	decisions to forego or terminate a particular trial;

•	budgetary limits or changing priorities;

•	actions by regulatory authorities;

•	production problems resulting in shortages of the drug being tested;

•	failure of products being tested to satisfy safety requirements or efficacy criteria;

•	unexpected or undesired clinical results for products;

•	insufficient patient enrollment in a trial;

•	insufficient principal investigator recruitment;

•	shift of business to a competitor or internal resources; or

•	product withdrawal following market launch.
As a result, contract terminations, delays and modifications are a regular part of our business. In the event of termination, our contracts often provide for fees for winding down the project, which include both fees incurred and actual and non-cancellable expenditures and may include a fee to cover a percentage of the remaining professional fees on the project. These fees may not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates and therefore lower operating margins. In addition, cancellation of a clinical trial for the reasons noted above may result in the unwillingness or inability of our customer to satisfy certain associated accounts receivable, which may in turn result in a material impact to our results of operations and cash flow. Historically, cancellations and delays have negatively impacted our operating results. In addition, we might not realize the full benefits of our backlog if our customers cancel, delay or reduce their commitments to us, which may occur if, among other things, a customer decides to shift its business to a competitor or revoke our status as a preferred provider. Thus, the loss or delay of a large business award or the loss or delay of multiple awards could adversely affect our service revenues and profitability. Additionally, a change in the timing of a new business award could affect the period over which we recognize revenue and reduce our revenue in any one quarter.

Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog.
Backlog consists of anticipated net service revenue awarded from contract and pre-contract commitments that are supported by written communications. Once work begins on a project, revenue is recognized over the duration of the project, provided the award has gone to contract. Projects may be canceled or delayed by the customer or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be adversely affected. In addition, if a customer terminates a contract, we typically would be entitled to receive payment for all services performed up to the termination date and subsequent customer-authorized services related to terminating the canceled project. Typically, however, we have no contractual right to the full amount of the future revenue reflected in our backlog in the event of a contract termination or subsequent changes in scope that reduce the value of the contract. The duration of the projects included in our backlog, and the related revenue recognition, typically range from a few months to several years. Our backlog might not be indicative of our future revenues, and we might not realize all the anticipated future revenue reflected in our backlog. A number of factors may affect backlog, including:

•	the size, complexity and duration of projects or strategic relationships;

•	the cancellation or delay of projects;

•	the failure of one or more business awards to go to contract; and

•	changes in the scope of work during the course of projects.
The rate at which our backlog converts to revenue may vary over time. The revenue recognition on larger, more global projects could be slower than on smaller, more regional projects for a variety of reasons, including, but not limited to, an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased time frame for obtaining the necessary regulatory approvals.
Our backlog at December 31, 2014 was $1.6 billion. Although an increase in backlog will generally result in an increase in revenues over time, an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during any particular period, or at all. The extent to which contracts in backlog will result in revenue depends on many factors, including, but not limited to, delivery against project schedules, scope changes, contract terminations and the nature, duration and complexity of the contracts, and can vary significantly over time.
Our operating results have historically fluctuated between fiscal quarters and may continue to fluctuate in the future, which may adversely affect the market price of our stock.
Our operating results have fluctuated in previous quarters and years and may continue to vary significantly from quarter to quarter and are influenced by a variety of factors, such as:

•
timing of contract amendments for changes in scope that could affect the value of a contract and potentially impact the amount of net new business awards and net service revenues from quarter to quarter;

•	commencement, completion, execution, postponement or termination of large contracts;

•	contract terms for the recognition of revenue milestones;

•	progress of ongoing contracts and retention of customers;

•	timing of and charges associated with completion of acquisitions and other events;

•	changes in the mix of services delivered, both in terms of geography and type of services;

•	potential customer disputes, penalties or other issues that may impact the revenue we are able to recognize or the collectability of our related accounts receivable; and

•	exchange rate fluctuations.
Our operating results for any particular quarter are not necessarily a meaningful indicator of future results and fluctuations in our quarterly operating results could negatively affect the market price and liquidity of our shares.
We have a history of net losses which may continue and which may negatively impact our ability to achieve or sustain profitability.
We have a history of net losses and cannot assure you that we will achieve or sustain profitability on a quarterly or annual basis in the future. For the years ended December 31, 2014, 2013 and 2012 we incurred net losses of $23.5 million, $41.5 million and $59.1 million, respectively. If we cannot reach profitability, the value of our stock price may be impacted.
If we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documentation of change orders, our business, financial condition, results of operations or cash flows may be materially adversely affected.
We price our contracts based on assumptions regarding the scope of work required and cost to complete the work. We bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates, which could adversely affect our cash flows and financial performance. In addition, contracts with our customers are subject to change orders, which occur when the scope of work we perform needs to be modified from that originally contemplated in our contract with the customers. This can occur, for example, when there is a change in a key study assumption or parameter or a significant change in timing. We may be unable to successfully negotiate changes in scope or change orders on a timely basis or at all, which could require us to incur cost outlays ahead of the receipt of any additional revenue. In addition, under generally accepted accounting principles in the United States of America, or GAAP, we cannot recognize additional revenue anticipated from change orders until appropriate documentation is received by us from the customer authorizing the change. However, if we incur additional expense in anticipation of receipt of that documentation, we must recognize the expense as incurred. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our business depends on the continued effectiveness and availability of our information systems, including the information systems we use to provide services to our customers and to store employee data, and failures of these systems, including cyber-attacks, may materially limit our operations or have an adverse effect on our reputation.
Our information systems are comprised of systems we have purchased or developed, legacy information systems from organizations we have acquired and, increasingly, web-enabled and other integrated information systems. In using these information systems, we frequently rely on third-party vendors to provide hosting services, where our infrastructure is dependent upon the reliability of their underlying platforms, facilities and communications systems. We also utilize integrated information systems that we provide customers access to or install for our customers in conjunction with our delivery of services.
As the breadth and complexity of our information systems continue to grow, we will increasingly be exposed to the risks inherent in maintaining the stability of our legacy systems due to prior customization, attrition of employees or vendors involved in their development, and obsolescence of the underlying technology as well as risks from the increasing number and scope of external data breaches on multi-national companies. Because certain customers and clinical trials may be dependent upon these legacy systems, we also face an increased level of embedded risk in maintaining the legacy systems and limited options to mitigate such risk. We are also exposed to risks associated with the availability of all our information systems, including:

•	disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms, including those maintained by our third-party vendors;

•
security breaches of, cyber-attacks on and other failures or malfunctions in our internal systems, including our employee data and communications, critical application systems or their associated hardware; and

•	excessive costs, excessive delays or other deficiencies in systems development and deployment.
The materialization of any of these risks may impede the processing of data, the delivery of databases and services, and the day-to-day management of our business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. While we have disaster recovery plans in place, they might not adequately protect us in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities or those of our third-party vendors could result in interruptions in the flow of data to us and from us to our customers. Corruption or loss of data may result in the need to repeat a trial at no cost to the customer, but at significant cost to us, the termination of a contract or damage to our reputation. Additionally, significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, and cyber-attacks such as those recently faced by other multi-national companies could adversely affect our businesses. As our business continues to expand globally, these types of risks may be further increased by instability in the geopolitical climate of certain regions, underdeveloped and less stable utilities and communications infrastructure, and other local and regional factors. Although we carry property and business interruption insurance which we believe is customary for our industry, our coverage might not be adequate to compensate us for all losses that may occur.
Unauthorized disclosure of sensitive or confidential data, whether through systems failure or employee negligence, cyber-attacks, fraud or misappropriation, could damage our reputation and cause us to lose customers. Similarly, we have been and expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we internally or externally develop for our customers, including a cyber-attack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs. To date these attacks have not had a material impact on our operations or financial results. Nonetheless, successful attacks in the future could result in negative publicity, significant remediation costs, legal liability and damage to our reputation and could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
Our customer or therapeutic area concentration may have a material adverse effect on our business, financial condition, results of operations or cash flows.
If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. For the year ended December 31, 2014, our top ten customers based on revenue accounted for approximately 49% of our net service revenue and our top ten customers based on backlog accounted for approximately 54% of our total backlog. Various subsidiaries of Otsuka Holdings Co., Ltd. accounted for approximately 14%, 15% and 12% of our net service revenue in the years ended December 31, 2014, 2013 and 2012, respectively. Various subsidiaries of Astellas Pharma, Inc. accounted for 12% of net service revenue for the year ended December 31, 2014. It is possible that an even greater portion of our revenues will be attributable to a smaller number of customers in the future, including as a result of our entering into strategic provider relationships with customers. Also, consolidation in our potential customer base results in increased competition for important market segments and fewer available customer accounts.
Additionally, conducting multiple clinical trials for different sponsors in a single therapeutic class involving drugs with the same or similar chemical action may adversely affect our business if some or all of the trials are canceled because of new scientific information or regulatory judgments that affect the drugs as a class. Similarly, marketing and selling products for different sponsors with similar drug action subjects us to risk if new scientific information or regulatory judgment prejudices the products as a class, leading to compelled or voluntary prescription limitations or withdrawal of some or all of the products from the market.

Our business is subject to international economic, political and other risks that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
We have operations in many foreign countries, including, but not limited to, countries in the Asia-Pacific region, Europe, Latin America and the Middle East and Africa. As of December 31, 2014, approximately 56% of our workforce was located outside of the United States, and for the fiscal year ended December 31, 2014, approximately 30% of our net service revenue was billed to locations outside the United States. Our international operations are subject to risks and uncertainties inherent in operating in these regions, including:

•
conducting a single trial across multiple countries is complex, and issues in one country, such as a failure to comply with or unanticipated changes to local regulations or restrictions such as restrictions on import or export of clinical trial material or availability of clinical trial data may affect the progress of the trial in the other countries, resulting in delays or potential termination of contracts, which in turn may result in loss of revenue;

•
the United States or other countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies, data protection regulations or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate;

•
foreign countries are expanding or may expand their banking regulations that govern international currency transactions, particularly cross-border transfers, which may inhibit our ability to transfer funds into or within a jurisdiction, impeding our ability to pay our principal investigators, vendors and employees, thereby impacting our ability to conduct trials in such jurisdictions;

•
foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, additional transparency reporting requirements (similar to the Physician Payment Sunshine Act in the United States), which could delay, inhibit or prohibit our ability to conduct trials in such jurisdictions;

•	the regulatory or judicial authorities of foreign countries might not enforce legal rights and recognize business procedures in a manner in which we are accustomed or would reasonably expect;

•	changes in political and economic conditions, including inflation, may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;

•
potential violations of existing or newly adopted local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act, or FCPA, and the UK Bribery Act of 2010, may cause a material adverse effect on our business, financial condition, results of operations, cash flows or reputation;

•	customers in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in those jurisdictions;

•	natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of trial materials or results;

•	political unrest, such as the current situation in the Ukraine, could delay or disrupt the ability to conduct clinical trials; and

•	foreign governments may enact currency exchange controls that may limit the ability to fund our operations or significantly increase the cost of maintaining operations.
These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our customers. Furthermore, our ability to deal with these issues could be affected by applicable U.S. laws. Any such risks could have an adverse impact on our business, financial condition, results of operations, cash flows or reputation.

Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.
As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between the parent and subsidiaries. Regulators in the United States and in foreign markets closely monitor our corporate structure and how we account for intercompany fund transfers. If regulators challenge our corporate structure, transfer pricing mechanisms or intercompany transfers, our operations may be negatively impacted and our effective tax rate may increase. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction should be increased, we might not be able to fully utilize all foreign tax credits that are generated, which would increase our effective tax rate. Additionally, the Organization for Economic Cooperation and Development, or OECD, has issued certain proposed guidelines regarding base erosion and profit sharing. Once these guidelines are formally adopted by the OECD, it is possible that separate taxing jurisdictions may also adopt some form of these guidelines. In such case, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new rules. Our effective tax rate may increase or decrease depending on the current location of global operations at the time of the change. Finally, we might not always be in compliance with all applicable customs, exchange control, Value Added Tax and transfer pricing laws despite our efforts to be aware of and to comply with such laws. If these laws change we may need to adjust our operating procedures and our business could be adversely affected.
If we are unable to successfully increase our market share, our ability to grow our business and execute our growth strategies could be materially adversely affected.
A key element of our growth strategy is increasing our market share both within the clinical development market and in the geographic markets in which we operate. As we grow our market share, we might not have or adequately build the competencies necessary to perform our services satisfactorily or may face increased competition. If we are unable to succeed in increasing our market share, we will be unable to implement this element of our growth strategy, and our ability to grow our business could be adversely affected.
Upgrading the information systems that support our operating processes and evolving the technology platform for our services pose risks to our business.
Continued efficient operation of our business requires that we implement standardized global business processes and evolve our information systems to enable this implementation. We have continued to undertake significant programs to optimize business processes with respect to our services. Our inability to effectively manage the implementation of new information systems or upgrades and adapt to new processes designed into these new or upgraded systems in a timely and cost-effective manner may result in disruption to our business and negatively affect our operations.
We have entered into agreements with certain vendors to provide systems development, integration and hosting services that develop or license to us the information technology, or IT, platforms and capacity for programs to optimize our business processes. If such vendors or their products fail to perform as required or if there are substantial delays in developing, implementing and updating our IT platforms, our customer delivery may be impaired, and we may have to make substantial further investments, internally or with third parties, to achieve our objectives. For example, we rely on an external vendor to provide the clinical trial management software used in managing the completion of our customer clinical trials. If that externally provided system is not properly maintained we might not be able to meet the obligations of our contracts or may need to incur significant costs to replace the system or capability. Additionally, our progress may be limited by parties with existing or claimed patents who seek to enjoin us from using preferred technology or seek license payments from us.
Meeting our objectives is dependent on a number of factors which might not take place as we anticipate, including obtaining adequate technology-enabled services, depending upon our third-party vendors to develop and enhance existing applications to adequately support our business, creating IT-enabled services that our customers will find desirable and implementing our business model with respect to these services. Also, increased IT-related expenditures and our potential inability to anticipate increases in service costs may negatively impact our business, financial condition, results of operations or cash flows.

If we fail to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations, we could be subject to significant costs or liability and our reputation could be harmed.
We contract with biopharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market. Our services include monitoring clinical trials, data and laboratory analysis, EDC, patient recruitment and other related services. Such services are complex and subject to contractual requirements, regulatory standards and ethical considerations. For example, we must adhere to applicable regulatory requirements such as the FDA, current GCP regulations, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. If we fail to perform our services in accordance with these requirements, regulatory agencies may take action against us or our customers. Such actions may include sanctions such as injunctions or failure of such regulatory authorities to grant marketing approval of products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in our studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could harm our reputation and cause customers not to award us future contracts or to cancel existing contracts. Any such action could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
Such consequences could arise if, among other things, the following occur:
Improper performance of our services.    The performance of clinical development services is complex and time-consuming. For example, we may make mistakes in conducting a clinical trial that could negatively impact or obviate the usefulness of the trial or cause the results of the trial to be reported improperly. If the trial results are compromised, we could be subject to significant costs or liability, which could have an adverse impact on our ability to perform our services and our reputation could be harmed. For example:

•	non-compliance generally could result in the termination of ongoing clinical trials or the disqualification of data for submission to regulatory authorities;

•
compromise of data from a particular trial, such as failure to verify that adequate informed consent was obtained from subjects or improper monitoring of data, could require us to repeat the trial under the terms of our contract at no further cost to our customer, but at a substantial cost to us; and

•	breach of a contractual term could result in liability for damages or termination of the contract.
Large clinical trials can cost hundreds of millions of dollars and improper performance of our services could have a material adverse effect on our financial condition, damage our reputation and result in the termination of current contracts by or failure to obtain future contracts from the affected customer or other customers.
Interactive Voice/Web Response Technology malfunction.    We develop, maintain and use third-party computer run interactive voice/web response systems to automatically manage the randomization of patients in a given clinical trial to different treatment arms and regulate the supply of investigational drugs, all by means of interactive voice/web response systems. An error in the design, programming or validation of these systems could lead to inappropriate assignment or dosing of patients which could give rise to patient safety issues, invalidation of the trial or liability claims against us. Furthermore, negative publicity associated with such a malfunction could have an adverse effect on our business and reputation. Additionally, errors in randomization may require us to repeat the trial at no further cost to our customer, but at a substantial cost to us.
Investigation of customers.    From time to time, one or more of our customers are audited or investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials, programs or the marketing and sale of their drugs. In these situations, we have often provided services to our customers with respect to the clinical trials, programs or activities being audited or investigated, and we are called upon to respond to requests for information by the authorities and agencies. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are responsible for clinical trial or program compliance. If our customers or regulatory authorities make such claims against us and prove them, we could be subject to damages, fines or penalties. In addition, negative publicity regarding regulatory compliance of our customers' clinical trials, programs or drugs could have an adverse effect on our business and reputation.
Insufficient customer funding to complete a clinical trial.    As noted above, clinical trials can cost hundreds of millions of dollars. There is a risk that we may initiate a clinical trial for a customer, and then the customer becomes unwilling or unable to fund the completion of the trial. In such a situation, notwithstanding the customer's ability or willingness to pay for or otherwise facilitate the completion of the trial, we may be ethically bound to complete or wind down the trial at our own expense.
In addition to the above U.S. laws and regulations, we must comply with the laws of all countries where we do business, including laws governing clinical trials in the jurisdiction where the trials are performed. Failure to comply with applicable requirements could subject us to regulatory risk, liability and potential costs associated with redoing the trials, which could damage our reputation and adversely affect our operating results.
Any future litigation against us could be costly and time-consuming to defend.
We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business or pursuant to governmental or regulatory enforcement activity. While we do not believe that the resolution of any currently pending lawsuits against us will, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows, litigation to which we subsequently become a party might result in substantial costs and divert management's attention and resources, which might seriously harm our business, financial condition, results of operations and cash flows. Insurance might not cover such claims, might not provide sufficient payments to cover all of the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. In particular, any claim could result in potential liability for us if the claim is outside the scope of the indemnification agreement we have with our customers, our customers do not abide by the indemnification agreement as required or the liability exceeds the amount of any applicable indemnification limits or available insurance coverage. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could have a material adverse effect on our financial condition, results of operations, cash flows or reputation.
Our business exposes us to potential liability for personal injury or claims that could materially adversely affect our business, financial condition, results of operations, cash flows or reputation.
Our business involves clinical trial management, which is one of our clinical development service offerings and includes the testing of new drugs on human volunteers. This business exposes us to the risk of liability for personal injury or death to patients resulting from, among other things, possible unforeseen adverse side effects or improper administration of a drug or device. Many of these volunteers and patients are already seriously ill and are at risk of further illness or death. Although we attempt to negotiate indemnification arrangements with our customers or vendors, we might not be able to collect under these arrangements and our exposure could exceed any contractual limits on indemnification. Any claim or liability could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
If our insurance does not cover all of our indemnification obligations and other liabilities associated with our operations, our business, financial condition, results of operations or cash flows may be materially adversely affected.
We maintain insurance designed to provide coverage for ordinary risks associated with our operations and our ordinary indemnification obligations which we believe to be customary for our industry. The coverage provided by such insurance might not be adequate for all claims we may make or may be contested by our insurance carriers. If our insurance is not adequate or available to pay all claims or exposures associated with our operations, or if we are unable to purchase adequate insurance at reasonable rates in the future, our business, financial condition, results of operations or cash flows may be materially adversely affected.
If we are unable to attract suitable principal investigators and recruit and enroll patients for clinical trials, our clinical development business might suffer.
The recruitment of principal investigators and patients for clinical trials is essential to our business. Principal investigators are typically located at hospitals, clinics or other sites and supervise the administration of the investigational drug to patients during the course of a clinical trial. Patients generally include people from the communities in which the clinical trials are conducted. Our clinical development business could be adversely affected if we are unable to attract suitable and willing principal investigators or recruit and enroll patients for clinical trials on a consistent basis. The expanding global nature of clinical trials increases the risk associated with attracting suitable principal investigators and patients, especially if these trials are conducted in regions where our resources or experience may be more limited. For example, if we are unable to engage principal investigators to conduct clinical trials as planned or enroll sufficient patients in clinical trials, we might need to expend additional funds to obtain access to more principal investigators and patients than planned or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to us or cancellation of the trial by our customer. If realized, these risks may also inhibit our ability to attract new business, particularly in certain regions.
Many of the costs for our Phase I Services segment are fixed in nature, which could adversely affect our business, financial condition, results of operations and cash flows.
Since a large amount of the operating costs for our Phase I Services segment are relatively fixed while revenue is subject to fluctuation, moderate variations in the commencement, progress or completion of the Phase I studies in our Phase I Services segment may cause variations in our financial condition, results of operations and cash flows. Expenses must be recognized when incurred and the delay of a contract could adversely affect our service revenues and profitability. Net service revenue from our Phase I Services segment for the year ended December 31, 2014 represented approximately 1% of our total net service revenue for that period.
If we lose the services of key personnel or are unable to recruit experienced personnel, our business, financial condition, results of operations, cash flows or reputation could be materially adversely affected.
Our success substantially depends on the collective performance, contributions and expertise of our senior management team and other key personnel including qualified management, professional, scientific and technical operating staff and business development personnel. There is significant competition for qualified personnel, particularly those with higher educational degrees, in the biopharmaceutical and related services industries. In addition, the close proximity of some of our facilities to offices of our major competitors could adversely impact our ability to successfully recruit and retain key personnel. The departure of any key executive, or our inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion, might impact our ability to grow our business and compete effectively in our industry and might negatively affect our business, financial condition, results of operations, cash flows or reputation.
Exchange rate fluctuations may have a material adverse effect on our business, financial condition, results of operations or cash flows.
Approximately 28% of our fiscal year 2014 net service revenues were contracted in currencies other than U.S. dollars and 39% of our direct and operating costs are incurred in countries with functional currencies other than U.S. dollars. Our financial statements are reported in U.S. dollars and changes in foreign currency exchange rates could significantly affect our financial condition, results of operations and cash flows. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:
Foreign Currency Risk from Differences in Customer Contract Currency and Operating Costs Currency.    The majority of our global contracts are denominated in U.S. dollars or Euros while the currency used to fund our operating costs in foreign countries is denominated in various different currencies. Fluctuations in the exchange rates of the currencies we use to contract with our customers and the currencies in which we incur cost to complete those contracts can have a significant impact on our results of operations.
Foreign Currency Translation Risk.    The revenue and expenses of our international operations are generally denominated in local currencies and translated into U.S. dollars for financial reporting purposes. Accordingly, exchange rate fluctuations will affect the translation of international results into U.S. dollars for purposes of reporting our consolidated results.
Foreign Currency Transaction Risk.    We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. We earn revenue from our service contracts denominated in currencies other than U.S. dollars over a period of several months and, in many cases, over several years. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts.
We may limit these risks through exchange rate fluctuation provisions stated in our service contracts, or we may hedge our transaction risk with foreign currency exchange contracts or options. We have not, however, mitigated all of our foreign currency transaction risk, and we may experience fluctuations in financial results from our operations outside the United States and foreign currency transaction risk associated with our service contracts.
Unfavorable economic conditions could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Unfavorable economic conditions, including disruptions in the credit and capital markets, could have a negative effect on our business, financial condition, results of operations or cash flows. For example, our customers might not be able to raise money to conduct existing clinical trials, or to fund new drug development and related future clinical trials. In addition, economic or market disruptions could negatively impact our vendors, contractors, or principal investigators which might have a negative effect on our business.
Our effective income tax rate may fluctuate, which may adversely affect our results of operations.
Our effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our results of operations. Further, we have a full valuation allowance on our net operating loss, or NOL, carryforwards and other net deferred tax assets in the United States, one of our principal contracting locations. Accordingly, under GAAP, we do not recognize a tax benefit or expense in current operations for income generated in this jurisdiction. Factors that may affect our effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly worldwide effective income tax calculations the benefit for losses in jurisdictions where no income tax benefit can be recognized;

•	actual and projected full year pre-tax income;

•	the repatriation of foreign earnings to the United States;

•	uncertain tax positions;

•	changes in tax laws in various taxing jurisdictions;

•	audits by taxing authorities;

•	the establishment of valuation allowances against deferred income tax assets if we determine that it is more likely than not that future income tax benefits will not be realized;

•	the release of a previously established valuation allowances against deferred income tax assets if we determine that it is more likely than not that future income tax benefits will be realized; and

•	changes in the relative mix and size of clinical studies in various tax jurisdictions.
These changes may cause fluctuations in our effective income tax rate that could adversely affect our results of operations and cause fluctuations in our earnings and earnings per share.
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss, or NOL, carryforwards to reduce our future tax liability.
As of December 31, 2014, we had U.S. federal NOL carryforwards of $185.1 million and state NOL carryforwards of $263.2 million, which may be limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code. Our federal NOL carryforwards will begin to expire in 2018 and will completely expire in 2033. Our state NOL carryforwards may be used over various periods ranging from one to 20 years. See Note 10 "Income Taxes" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our tax loss carryovers and current limitations on our ability to utilize NOLs.

Future ownership changes within the meaning of Section 382(g) of the Code may subject our tax loss carryforwards to annual limitations which would restrict our ability to use them to offset our taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of our equity at the time of the ownership change multiplied by a specified tax-exempt interest rate.
We have had significant financial losses in previous years and, as a result, we currently maintain a full valuation allowance for our deferred tax assets including our U.S. federal and state NOL carryforwards.
We have only a limited ability to protect our intellectual property rights, and these rights are important to our success.
We develop, use and protect our proprietary methodologies, analytics, systems, technologies and other intellectual property. Existing laws of the various countries in which we provide services or solutions offer only limited protection of our intellectual property rights, and the protection in some countries may be very limited. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure agreements, and other contractual arrangements, and copyright and trademark laws, to protect our intellectual property rights. These laws are subject to change at any time and certain agreements might not be fully enforceable, which could further restrict our ability to protect our innovations. Our intellectual property rights might not prevent competitors from independently developing services similar to or duplicative of ours or alleging infringement by us of their intellectual property rights in certain jurisdictions. The steps we take in this regard might not be adequate to prevent or deter infringement or misappropriation of our intellectual property or claims against us for alleged infringement or misappropriation by competitors, former employees or other third parties. Furthermore, we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we might not be successful in enforcing our rights.
If we are unable to successfully integrate potential future acquisitions, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We have completed a number of acquisitions in the past and anticipate that a portion of our future growth may come from strategic tuck-in acquisitions. The success of any acquisition will depend upon, among other things, our ability to effectively integrate acquired personnel, operations, products and technologies into our business and to retain the key personnel and customers of our acquired businesses. In addition, we may be unable to identify suitable acquisition opportunities or obtain any necessary financing on commercially acceptable terms. We may also spend time and money investigating and negotiating with potential acquisition targets but not complete the transaction. Any acquisition could involve other risks, including, among others, the assumption of additional liabilities and expenses, difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits, issuances of potentially dilutive securities or interest-bearing debt, loss of key employees of the acquired companies, transaction expenses, diversion of management's attention from other business concerns and, with respect to the acquisition of international companies, the inability to overcome differences in international business practices, language and customs. Our failure to successfully integrate potential future acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Potential future investments in our customers' businesses or drugs could have a negative impact on our financial results.
Although we historically have not engaged in business transactions with our customers other than to provide our services, we may in the future enter into arrangements with our customers or other drug companies in which we take on some of the risk of the potential success or failure of their businesses or drugs, including making strategic investments in our customers or other drug companies, providing financing to customers or other drug companies or acquiring an interest in the revenues from customers' drugs or in entities developing a limited number of drugs. Our financial results would be adversely affected if any such investments or the underlying drugs result in losses or do not achieve the level of success that we anticipate and/or our return or payment from any such drug investment or financing is less than our direct and indirect costs with respect to these arrangements.

Our relationships with existing or potential customers who are in competition with each other may adversely impact the degree to which other customers or potential customers use our services, which may adversely affect our business, financial condition, results of operations or cash flows.
The biopharmaceutical industry is highly competitive, with biopharmaceutical companies each seeking to persuade payers, providers and patients that their drug therapies are better and more cost-effective than competing therapies marketed or being developed by competing firms. In addition to the adverse competitive interests that biopharmaceutical companies have with each other, biopharmaceutical companies also have adverse interests with respect to drug selection and reimbursement with other participants in the healthcare industry, including payers and providers. Biopharmaceutical companies also compete to be first to market with new drug therapies. We regularly provide services to biopharmaceutical companies who compete with each other, and we sometimes provide services to such customers regarding competing drugs in development. Our existing or future relationships, particularly broader strategic provider relationships, with our biopharmaceutical customers may therefore deter other biopharmaceutical customers from using our services or may result in our customers seeking to place limits on our ability to serve other biopharmaceutical industry participants. In addition, our further expansion into the broader healthcare market may adversely impact our relationships with biopharmaceutical customers, and such customers may elect not to use our services, reduce the scope of services that we provide to them or seek to place restrictions on our ability to serve customers in the broader healthcare market with interests that are adverse to theirs. Any loss of customers or reductions in the level of revenues from a customer could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
As of December 31, 2014, we had goodwill and net intangible assets of $747.2 million, which constituted approximately 60% of our total assets. We periodically (at least annually unless triggering events occur that cause an interim evaluation) evaluate goodwill and other acquired intangible assets for impairment. Any future determination requiring the write off of a portion of our goodwill or other acquired intangible assets could adversely affect our business, financial condition, and results of operations. If we are not able to realize the value of goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets. During the year ended December 31, 2014, we recorded an impairment of intangible assets of $8.0 million and goodwill of $9.2 million associated with our Phase I Services and Global Consulting reporting units. Such impairment charges in the future could materially and adversely affect our business, financial condition, results of operations and cash flows.
We face risks arising from the restructuring of our operations which could adversely affect our business, financial condition, results of operations, cash flows or reputation.
From time to time, we have adopted cost savings initiatives to improve our operating efficiency through various means such as reduction of overcapacity, primarily in our costs of services (billable) function, or other realignment of resources. For example, in the second quarter of 2014, we initiated restructuring activities related to the closure of our Glasgow facility and partial closure of our Cincinnati facility. The plan was substantially completed by December 31, 2014. In March 2013, we adopted a plan to better align headcount and costs with current geographic sources and mix of revenue. The plan was completed by December 31, 2013 and involved the elimination of approximately 325 employee and contract positions. As a result of these restructuring activities, we incurred significant one-time costs, which consist primarily of severance, retention bonuses, professional fees, IT costs, facility closure costs, legal expenses and various other costs. Similarly, in March 2012, in addition to synergies directly related to our acquisition of Kendle, we initiated a restructuring plan to align headcount with our existing book of business that led to a reduction in global headcount of approximately 250 employees. In order to realize the synergies related to our acquisition of Kendle and the cost savings from these additional staff realignment initiatives, we incurred significant one-time costs, which consist primarily of severance, retention bonuses, professional fees, IT transition costs, facility closure costs, legal expenses and various other costs. During the years ended December 31, 2014, 2013 and 2012 we incurred total pre-tax charges of $6.2 million, $11.8 million and $35.4 million, respectively, associated with our restructuring initiatives. Restructuring presents significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, a greater number of employment claims, the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur, which, individually or in aggregate, could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
We operate in many different jurisdictions and we could be adversely affected by violations of the FCPA, UK Bribery Act of 2010 and/or similar worldwide anti-corruption laws.
The FCPA, UK Bribery Act of 2010 and similar worldwide anti-corruption laws prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, anti-corruption laws have appeared to conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures will protect us from acts in violation of anti-corruption laws committed by persons associated with us, and our continued expansion outside the United States, including in developing countries, could increase such risk in the future. Violations of the FCPA or other non-U.S. anti-corruption laws, or even allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations, cash flows and reputation. For example, violations of anti-corruption laws can result in restatements of, or irregularities in, our financial statements as well as severe criminal or civil sanctions. In some cases, companies that violate the FCPA might be debarred by the U.S. government and/or lose their U.S. export privileges. In addition, U.S. or other governments might seek to hold us liable for successor liability FCPA violations or violations of other anti-corruption laws committed by companies that we acquire or in which we invest. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, financial condition, results of operations and cash flows.
The failure of third parties to provide us critical support services could adversely affect our business, financial condition, results of operations, cash flows or reputation.
We depend on third parties for support services vital to our business. Such support services include, but are not limited to, laboratory services, third-party transportation and travel providers, freight forwarders and customs brokers, drug depots and distribution centers, suppliers or contract manufacturers of drugs for patients participating in clinical trials, and providers of licensing agreements, maintenance contracts or other services. In addition, we also rely on third-party CROs and other contract clinical personnel for clinical services either in regions where we have limited resources, or in cases where demand cannot be met by our internal staff. The failure of any of these third parties to adequately provide us critical support services could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
The operation of our Phase I clinical facility and the services we provide there including direct interaction with clinical trial patients or volunteers could create potential liability that may adversely affect our business, financial condition, results of operations, cash flows and reputation.
We operate one facility where Phase I clinical trials are conducted. Phase I clinical trials ordinarily involve testing an investigational drug on a limited number of healthy individuals, typically 20 to 120 persons, to evaluate its safety, determine a safe dosage range and identify side effects. Some of these trials involve the administration of investigational drugs to known substance abusers. Failure to operate such a facility in accordance with applicable regulations could result in that facility being shut down, which could disrupt our operations and adversely affect our business, financial condition, results of operations, cash flows and reputation. Additionally, we face risks resulting from the administration of drugs to volunteers, including adverse events, and the professional malpractice of medical care providers. We also directly employ nurses and other trained employees who assist in implementing the testing involved in our clinical trials, such as drawing blood from healthy volunteers. Any professional malpractice or negligence by such principal investigators, nurses or other employees could potentially result in liability to us in the event of personal injury to or death of a volunteer in clinical trials. This liability, particularly if it were to exceed the limits of any indemnification agreements and insurance coverage we may have, may adversely affect our business and financial condition, results of operations, cash flows and reputation.

Risks Related to Our Industry
We face intense competition in many areas of our business and, if we do not compete effectively, our business may be harmed.
The CRO industry is highly competitive. We often compete for business with other CROs and internal development departments, some of which could be considered large CROs in their own right. We also compete with universities and teaching hospitals. Some of these competitors have greater financial resources and a wider range of service offerings over a greater geographic area than we do. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of full-service companies with global capabilities similar to ours. Increased competition has led to price and other forms of competition, such as acceptance of less favorable contract terms, which could adversely affect our operating results. In recent years our industry has experienced consolidation and a number of "going private" transactions. This trend is likely to produce more competition from the resulting larger companies, and ones without the cost pressures of being public, for both customers and acquisition candidates. In addition, there are few barriers to entry for smaller specialized companies considering entering the industry. Because of their size and focus, small CROs might compete effectively against larger companies such as us, especially in lower cost geographic areas, which could have a material adverse effect on our business.
Outsourcing trends in the biopharmaceutical industry and changes in aggregate spending and research and development budgets could adversely affect our operating results and growth rate.
Our revenues depend on the level of R&D expenditures, size of the drug-development pipelines and outsourcing trends of the biopharmaceutical industry, including the amount of such R&D spend that is outsourced and subject to competitive bidding among CROs. Accordingly, economic factors and industry trends that affect biopharmaceutical companies affect our business. Biopharmaceutical companies continue to seek long-term strategic collaborations with global CROs, such as the one we recently announced with Allergan. Competition for these collaborations is intense and we might not be selected, in which case a competitor may enter into the collaboration and our business with the customer, if any, may be limited. Our success depends in part on our ability to establish and maintain preferred provider relationships with large biopharmaceutical companies. Our failure to develop or maintain these preferred provider relationships could have a material adverse effect on our business and results of operations. Furthermore, in order to obtain preferred provider relationships, we may have to reduce the prices for our services, which could negatively impact our gross margin for these services.
In addition, if the biopharmaceutical industry reduces its outsourcing of clinical trials or such outsourcing fails to grow at projected rates, our business, financial condition, results of operations and cash flows could be materially and adversely affected. We may also be negatively impacted by consolidation and other factors in the biopharmaceutical industry, which may slow decision making by our customers, result in the delay or cancellation of existing projects, cause reductions in overall R&D expenditures, or lead to increased pricing pressures. Further, in the event that one of our customers combines with a company that is using the services of one of our competitors, the combined company could decide to use the services of that competitor or another provider. All of these events could adversely affect our business, financial condition, cash flows or results of operations.
If we fail to comply with federal, state, and foreign healthcare laws, including fraud and abuse laws, we could face substantial penalties and our business, financial condition, results of operations, cash flows and prospects could be adversely affected.
Even though we do not and will not order healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud and abuse are and will be applicable to our business. We could be subject to healthcare fraud and abuse laws of both the federal government and the states in which we conduct our business. Because of the breadth of these laws and the narrowness of available statutory and regulatory exceptions, it is possible that some of our business activities could be subject to challenge under one or more of such laws. If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment, and the curtailment or restructuring of our operations, any of which could materially adversely affect our ability to operate our business and our financial results.
We may be affected by healthcare reform and potential additional reforms which may adversely impact the biopharmaceutical industry and reduce the need for our services or negatively impact our profitability.
Numerous government bodies are considering or have adopted healthcare reforms and may undertake, or are in the process of undertaking, efforts to control healthcare costs through legislation, regulation and agreements with healthcare providers and biopharmaceutical companies, including many of our customers. By way of example, in March 2010, the Affordable Care Act was signed into law. Among other things, this law imposes cost-containment measures intended to reduce or constrain the growth of healthcare spending, enhances remedies against healthcare fraud and abuse, adds new requirements for biopharmaceutical companies to disclose payments to physicians, including principal investigators, imposes new taxes and fees on biopharmaceutical manufacturers and imposes additional health policy reforms. We are uncertain as to the full effect of these reforms on our business at this time and are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost-containment efforts limit the profitability of new drugs by, for example, continuing to place downward pressure on pharmaceutical pricing and/or increasing regulatory burdens and operating costs of the biopharmaceutical industry, our customers may reduce their R&D spending, which could reduce the business they outsource to us. Similarly, if regulatory requirements are relaxed or simplified drug approval procedures are adopted, the demand for our services could decrease.
In addition, government bodies have adopted and may continue to adopt new healthcare legislation or regulations that are more burdensome than existing regulations. For example, product safety concerns and recommendations by the Drug Safety Oversight Board could change the regulatory environment for drug products, and new or heightened regulatory requirements may increase our expenses or limit our ability to offer some of our services. We might have to incur additional costs to comply with these or other new regulations, and failure to comply could harm our financial condition, results or operations, cash flows, and reputation. Additionally, new or heightened regulatory requirements may have a negative impact on the ability of our customers to conduct industry-sponsored clinical trials, which could reduce the need for our post-approval development services.
Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.
The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country in which the personal data was collected or used. For example, U.S. federal regulations under the Health Insurance Portability and Accountability Act of 1996, as amended by HIPAA, generally require individuals' written authorization, in addition to any required informed consent, before protected health information, or PHI, may be used for research and such regulations specify standards for de-identifications and for limited data sets. We may also be subject to applicable state privacy and security laws and regulations in states in which we operate. We are indirectly affected by the privacy provisions surrounding individual authorizations because many principal investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA "covered entity." In addition, we obtain identifiable health information from third parties that are subject to such regulations. While we do not believe we are a "business associate" under HIPAA, regulatory agencies may disagree. Because of amendments to the HIPAA data security and privacy rules that were promulgated on January 25, 2013, some of which went into effect on March 26, 2013, there are some instances where HIPAA "business associates" of a "covered entity" may be directly liable for breaches of PHI and other HIPAA violations. These amendments may subject "business associates" to HIPAA's enforcement scheme, which, as amended, can yield up to $1.5 million in annual civil penalties for each HIPAA violation.
In the EU, personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU. The United States, the EU and its member states, and other countries where we have operations, such as Japan, South Korea, Malaysia, the Philippines, Russia and Singapore, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy or security complaints, could subject us to regulatory sanctions, delays in clinical trials, criminal prosecution or civil liability. Federal, state and foreign governments may propose or have adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm. In the next few years, the European data protection framework may be revised as a generally applicable data regulation. The text has not yet been finalized, but it contains new provisions specifically directed at the processing of health information, sanctions of up to 2% of worldwide gross revenue and extra-territoriality measures intended to bring non-EU companies under the proposed regulation.
Actions by regulatory authorities or customers to limit the scope of or withdraw an approved drug from the market could result in a loss of revenue.
Government regulators have the authority, after approving a drug or device, to limit its indication for use by requiring additional labeled warnings or to withdraw the drug or device's approval for its approved indication based on safety concerns. Similarly, customers may act to voluntarily limit the availability of approved drugs or devices or withdraw them from the market after we begin our work. If we are providing services to customers for drugs or devices that are limited or withdrawn, we may be required to narrow the scope of or terminate our services with respect to such drugs or devices, which would prevent us from earning the full amount of service revenue anticipated under the related service contracts.
If we do not keep pace with rapid technological change, our services may become less competitive or obsolete.
The biopharmaceutical industry generally, and drug development and clinical research more specifically, are subject to rapid technological change. Our current competitors or other businesses might develop technologies or services that are more effective or commercially attractive than, or render obsolete, our current or future technologies and services. If our competitors introduce superior technologies or services and if we cannot make enhancements to remain competitive, our competitive position would be harmed. If we are unable to compete successfully, we may lose customers or be unable to attract new customers, which could lead to a decrease in our revenue and have an adverse impact on our financial condition.
In addition, the operation of our business relies on IT infrastructure and systems delivered across multiple platforms. The failure of our systems to perform could severely disrupt our business and adversely affect our results of operations. Our systems are also vulnerable to demise from natural or man-made disasters, terrorist attacks, computer viruses or hackers, power loss or other technology system failures. These events could adversely affect our business or results of operations.

Risks Related to Our Indebtedness
Our substantial debt could adversely affect our financial condition.
As of December 31, 2014, our total principal amount of indebtedness, including capital leases, was $425.5 million and we had up to $99.1 million of additional borrowing capacity available under our revolving credit facility. Our substantial indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to our senior secured facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We might not be able to influence any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:

•	increase our vulnerability to adverse general economic, industry or competitive developments;

•
require us to dedicate a more substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, and other general corporate purposes;

•	limit our ability to make required payments under our existing contractual commitments, including our existing long-term indebtedness;

•	limit our ability to fund a change of control offer;

•	require us to sell certain assets;

•	restricting us from making strategic investments, including acquisitions or causing us to make non-strategic divestitures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;

•	increase our exposure to rising interest rates because a substantial portion of our borrowings is at variable interest rates; and

•	limit our ability to borrow additional funds or to borrow on terms that are satisfactory to us.
Despite our level of indebtedness, we are able to incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks to our financial condition.
We may be able to incur substantial additional indebtedness in the future. Although covenants under our Credit Agreement limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent we incur additional indebtedness, the risks associated with our leverage described above, including our possible inability to service our debt obligations, would increase.
Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
Our ability to make payments on and refinance our debt, make strategic acquisitions and to fund capital expenditures depends on our ability to generate cash flow in the future. To some extent, our ability to generate future cash flow is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that:

•	our business will generate sufficient cash flow from operations;

•	we will continue to realize the cost savings, revenue growth and operating improvements that resulted from the execution of our long-term strategic plan; or

•	future sources of funding will be available to us in amounts sufficient to enable us to fund our liquidity needs.
We also may experience difficulties repatriating cash from foreign subsidiaries and accounts due to law, regulation or contracts which could further constrain our liquidity. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, marketing efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable or favorable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.
Covenant restrictions under our Credit Agreement may limit our ability to operate our business.
Our Credit Agreement contains covenants that may restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures, make strategic acquisitions and effect a consolidation, merger or disposal of all or substantially all of our assets. Although the covenants in our Credit Agreement are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, in certain circumstances, our long-term debt requires us to maintain a specified financial ratio and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our senior secured facilities. If an event of default under our Credit Agreement occurs, the lenders thereunder could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. In such case, we might not have sufficient funds to repay all the outstanding amounts. In addition, our Credit Agreement is secured by first priority security interests on substantially all of our real and personal property, including the capital stock of certain of our subsidiaries. If an event of default under our Credit Agreement occurs, the lenders thereunder could exercise their rights under the related security documents. Any acceleration of amounts due under our Credit Agreement or the substantial exercise by the lenders of their rights under the security documents would likely have a material adverse effect on us.
Interest rate fluctuations may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Because we have substantial variable rate debt, fluctuations in interest rates may affect our business, financial condition, results of operations and cash flows. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. As of December 31, 2014 we had $425.0 million of total indebtedness with variable interest rates that only vary to the extent LIBOR exceeds one percent.
Risks Related to Ownership of Our Common Stock
Our stock price might fluctuate significantly, which could cause the value of your investment in our common stock to decline.
Securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our results of operations. The public market for our common stock is very new, and its trading price is likely to be volatile and subject to significant price fluctuations in response to many factors, including:

•	market conditions or trends in our industry, including with respect to the regulatory environment, or the economy as a whole;

•	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

•	changes in key personnel;

•	entry into new markets;

•	announcements by us or our competitors of new service offerings or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•	actions by competitors;

•	changes in operating performance and stock market valuations of other companies;

•	investors' perceptions of our prospects and the prospects of the industry;

•	the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements related to litigation;

•	guidance, if any, that we provide to the public, any changes in this guidance or failure to meet this guidance;

•
changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet those estimates or the failure of those analysts to initiate or maintain coverage of our common stock;

•	changes in the credit ratings of our debt;

•	the development and sustainability of an active trading market for our common stock;

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	future sales of our common stock by our officers, directors and significant stockholders;

•	other events or factors, including those resulting from system failures and disruptions, earthquakes, hurricanes, war, acts of terrorism, other natural disasters or responses to these events; and

•	changes in accounting principles.
These and other factors may cause the market price and demand for shares of our common stock to fluctuate substantially, which may otherwise negatively affect the liquidity of our common stock. In that event, the price of our common stock would likely decrease. In the past, when the market price of a stock has been volatile, security holders have often instituted class action litigation against the company that issued the stock. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted from the operation of our business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We do not expect to pay any cash dividends for the foreseeable future.
We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our Board of Directors and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our Credit Agreement and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment.
Future sales of our common stock in the public market could cause the market price of our common stock to decrease significantly.
Sales of substantial amounts of our common stock in the public market by our stockholders may cause the market price of our common stock to decrease significantly. The perception that such sales could occur could also depress the market price of our common stock. Any such sales could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.

As of December 31, 2014, we had 51,199,856 outstanding shares of Class A common stock and 10,033,994 outstanding shares of our Class B common stock, of which:

•	9,324,324 shares are shares that we sold in our initial public offering on November 7, 2014, and, unless purchased by affiliates, may be resold in the public market;

•
51,909,526 shares are "restricted securities," as defined under Rule 144 under the Securities Act, and are eligible for sale in the public market subject to the requirements of Rule 144; of these, 51,331,397 shares are subject to lock-up agreements and will become available for resale in the public market beginning on May 5, 2015; and

•
3,930,894 shares are shares of outstanding options and restricted stock units that, if exercised, will result in these additional shares becoming available for sale subject in some cases to Rule 144 and Rule 701 under the Securities Act.

Our Sponsors effectively control our company, and their interests may be different from or conflict with those of our other stockholders.
The Sponsors collectively own approximately 81% of our outstanding common stock. As a consequence, the Sponsors are able to exert a significant degree of influence or actual control over our management and affairs and will control matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. Additionally, the Sponsors are parties to a stockholders agreement, or the Stockholders Agreement. The Stockholders Agreement, among other things, imposes certain transfer restrictions on the shares held by such stockholders and requires such stockholders to vote in favor of certain nominees to our Board of Directors. The interests of the Sponsors might not always coincide with our interests or the interests of our other stockholders. For instance, this concentration of ownership and/or the restrictions imposed by the Stockholders Agreement may have the effect of delaying or preventing a change in control of us otherwise favored by our other stockholders and could depress our stock price.
The Sponsors each make investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. The Sponsors may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities might not be available to us. Our organizational documents contain provisions renouncing any interest or expectancy held by our directors affiliated with the Sponsors in certain corporate opportunities. Accordingly, the interests of the Sponsors may supersede ours, causing the Sponsors or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of the Sponsors and inaction on our part could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The Sponsors control four seats on our Board of Directors. Since the Sponsors could invest in entities that directly or indirectly compete with us, when conflicts arise between the interests of the Sponsors and the interests of our stockholders, these directors may not be disinterested.
We are a "controlled company" within the meaning of the NASDAQ rules and, as a result, we rely on exemptions from certain corporate governance requirements. Our stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.
The Sponsors control a majority of the voting power of our outstanding common stock. As a result, we are a "controlled company" within the meaning of the corporate governance standards of NASDAQ Global Select Market, or the NASDAQ. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a "controlled company" and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of our Board of Directors consist of independent directors;

•
the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee's purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.
Because we utilize these exemptions we do not have a majority of independent directors, our nominating and corporate governance committee and compensation committee do not consist entirely of independent directors and are not be subject to annual performance evaluations. Accordingly, our shareholders do not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the NASDAQ.
The Sponsors are not subject to any contractual obligation to retain their controlling interest, except that they have agreed, subject to certain exceptions, not to sell or otherwise dispose of any shares of our common stock or other capital stock or other securities exercisable or convertible therefor until May 5, 2015, without the prior written consent of the representatives of the underwriters of our previously completed initial public offering. After May 5, 2015, there can be no assurance as to the period of time during which the Sponsors will maintain their ownership of our common stock. As a result, there can be no assurance as to the period of time during which we will be able to avail ourselves of the controlled company exemptions.
Provisions of our corporate governance documents and Delaware law could make an acquisition of our company more difficult and may prevent attempts by our stockholders to replace or remove our current management, even if beneficial to our stockholders.
Provisions of our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that delay, defer or discourage transactions involving an actual or potential change in control of us or change in our management that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. Among others, these provisions include, (1) our ability to issue preferred stock without stockholder approval, (2) the requirement that our stockholders may not act without a meeting, (3) requirements for advance notification of stockholder nominations and proposals contained in our bylaws, (4) the absence of cumulative voting for our directors, (5) requirements for stockholder approval of certain business combinations and (6) the limitations on director nominations contained in our Stockholders Agreement.
Additionally, Section 203 of the Delaware General Corporation Law, or the DGCL, prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The existence of the foregoing provision could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock.
We will incur increased costs and obligations as a result of being a public company.
As a new public company, we are required to comply with certain additional corporate governance and financial reporting practices and policies required of a publicly traded company. As a result, we have and will continue to incur significant legal, accounting and other expenses that we were not required to incur as a privately held company, due to compliance requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, the Dodd-Frank Act, the listing requirements of the NASDAQ Global Select Market, or the NASDAQ, and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results with the SEC. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. We expect to incur additional annual expenses of $3.0 million to $5.0 million related to these increased requirements, including additional directors’ and officers’ liability insurance, director fees, transfer agent fees, accounting, legal and administrative personnel expenses, and increased auditing and legal fees. Compliance with these rules and regulations will increase our legal and financial compliance costs, and might make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.
As a public company, we will be required to, among other things:

•	prepare and distribute periodic public reports and other stockholder communications in compliance with our obligations under the federal securities laws and applicable NASDAQ rules;

•	create or expand the roles and duties of our board of directors, or our Board, and committees of the Board;

•	institute more comprehensive financial reporting and disclosure compliance functions;

•	enhance our investor relations function;

•	establish new internal policies, including those relating to disclosure controls and procedures; and

•	involve and retain to a greater degree outside counsel and accountants in the activities listed above.
These changes will require a significant commitment of additional resources. We might not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our internal control over financial reporting does not currently meet all the standards of Section 404 of Sarbanes-Oxley and failure to achieve and maintain effective internal control over financial reporting when required could have a material adverse effect on our stock price, reputation, business, financial condition, results of operations and cash flows.
Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of internal control over financial reporting, starting with the second annual report that we file with the SEC as a public company. Because we are no longer an emerging growth company, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting on an annual basis beginning with our second annual report. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation of our existing controls and could result in incurring significant additional expenditures.
We are in the process of designing, implementing, and testing the internal control over our financial reporting in order to comply with this obligation. The process necessary to meet these requirements is time consuming, costly, and complicated. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies that cause us to incur significant costs and cause distractions from our business objectives and for which we might not be able to remediate deficiencies in time to meet the deadlines imposed by Sarbanes-Oxley for compliance with the requirements of Section 404. In addition, we may encounter problems or delays in completing the implementation of any required improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. Further, material weaknesses or significant deficiencies in our internal control over financial reporting may exist or otherwise be discovered in the future. If we are not able to meet the compliance requirements of the applicable provisions of Section 404, we will be unable to issue securities in the public markets through the use of a shelf registration statement. In addition, failure to achieve and maintain an effective internal control environment could limit our ability to report our financial results accurately and timely, result in misstatements and restatements of our consolidated financial statements, cause investors to lose confidence and have a material adverse effect on our stock price, reputation, business, financial condition, results of operations and cash flows.
We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.

We have no direct operations and no significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in our Credit Agreement and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.
If securities analysts or industry analysts downgrade our shares, publish negative research or reports, or do not publish reports about our business, our share price and trading volume could decline.
The trading market for our common stock is to some extent influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our shares or our competitors' stock, our share price might decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we might lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2014, we had 73 facilities located in 43 countries. During the year ended December 31, 2014, we utilized approximately 77% of our available facility space. Most of our facilities consist solely of office space. We lease all of our facilities, with the exception of office space owned in Madrid, Spain. Our headquarters and principal executive offices are located in Raleigh, North Carolina, where we lease space in two locations totaling approximately 185,000 square feet. The leases for both of our Raleigh locations expire in February 2019.
In addition, we lease substantial facilities in Austin, Texas; Beijing, China; Camberley, United Kingdom; Cincinnati, Ohio; Mexico City, Mexico; Munich, Germany; Paris, France; Toronto, Canada and Wilmington, North Carolina, with leases expiring between 2015 and 2019. We also maintain offices in various other Asian-Pacific, European, Latin American and North American locations, including Australia, India, the Middle East and Africa. None of our leases is individually material to our business model and all either have options to renew or are located in major markets where we believe there are adequate opportunities to continue business operations at terms satisfactory to us.
Item 3. Legal Proceedings.
We are party to legal proceedings incidental to our business. While our management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our financial condition and results of operations.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
On November 7, 2014, our common stock began trading on the NASDAQ under the symbol “INCR”. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices per share of our common stock as reported by the NASDAQ for the period indicated.

	High	Low
Fourth Quarter (from November 7, 2014)	$26.85	$19.61
Holders of Record
On February 16, 2015, there were approximately 30 shareholders of record of our common stock. This number does not include shareholders for whom shares are held in "nominee" or "street" name.
Dividend Policy
Since becoming a public company, we have not declared or paid cash dividends on our common stock, nor do we intend to pay cash dividends on our common stock in the foreseeable future. However, in the future, subject to the factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends.
We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock is dependent upon cash dividends and distributions and other transfers from our subsidiaries. The ability of our subsidiaries to pay dividends is currently restricted by the terms of our Credit Agreement, and may be further restricted by any future indebtedness we or they incur. In addition, under Delaware law, our Board of Directors may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.
Any future determination to pay dividends will be at the discretion of our Board of Directors and will take into account restrictions in our debt instruments, including our Credit Agreement, general economic business conditions, our financial condition, results of operations and cash flows, our capital requirements, our business prospects, the ability of our operating subsidiaries to pay dividends and make distributions to us, legal restrictions, and such other factors as our Board of Directors may deem relevant. For additional information on these restrictive covenants, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 4 "Debt and Leases" to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
In the years ended December 31, 2014, 2013 and 2012, we paid special dividends of $0.4 million, $0.5 million and $0.5 million, respectively, to holders of our former Class C common stock. The Company redeemed the outstanding share of Class C common stock and eliminated the Class C common stock from its authorized capital stock in connection with the IPO in November 2014.
Recent Sales of Unregistered Securities
On June 12, 2014, we issued and sold 1,183 shares of Class A common stock to an executive upon the executive's exercise of options with an exercise price of $10.06 per share granted to the executive pursuant to a Nonqualified Stock Option Award Agreement.
On July 18, 2014, we issued and sold 9,798 shares of Class A common stock to an executive upon the executive's exercise of options with an exercise price of $8.45 per share for 3,692 shares and $10.57 per share for 6,106 shares granted to the executive pursuant to a Nonqualified Stock Option Award Agreement.

On October 16, 2014, we issued and sold 3,550 shares of Class A common stock to an executive upon the executive's exercise of options with an exercise price of $10.57 per share granted to the executive pursuant to a Nonqualified Stock Option Award Agreement.
The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to a benefit plan and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us. None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering.
In 2014, no payments were made by us to directors, officers or persons owning 10% or more of our common stock or to their associates or to our affiliates other than quarterly retainers paid to our non-employee directors of $12,500 per quarter. Additionally, we utilized proceeds from our IPO of $3.4 million to terminate the advisory services agreement and $3.4 million to redeem Class C common stock.

Stock Performance Graph
The information included under the heading “Stock Performance Graph” is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.
Our common stock is listed for trading on the NASDAQ under the symbol “INCR.” The Stock Price Performance Graph set forth below compares the cumulative total stockholder return on our common stock for the period from November 7, 2014 through December 31, 2014, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on November 7, 2014 in the common stock of INC Research Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any.

Comparison of Total Return from 11/7/14 - 12/31/14
$140
$130
$120
$110
$100
$90
11/7/14
11/30/14
12/31/14
INC Research Holdings
Nasdaq Composite Index
Nasdaq Healthcare Index

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.
Equity Compensation Plans
The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”
Use of Proceeds from Public Offering of Common Stock
On November 6, 2014, our Registration Statement on Form S-1, (File No. 333-199178) was declared effective in connection with our IPO, pursuant to which 9,324,324 shares of common stock were registered, including the full exercise of the underwriters’ over-allotment option. Of the shares registered, we sold 9,324,324 shares of common stock at a price to the public of $18.50 per share for an aggregate price of $172.5 million.

The offering closed on November 13, 2014, and, as a result, we received net proceeds of approximately $156.1 million (after underwriters’ discounts and commissions of $12.1 million and additional offering related costs of approximately $4.3 million). The joint managing underwriters of the offering were Goldman Sachs & Co. and Credit Suisse Securities (USA) LLC.
There was no material change in the use of proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b) of the Securities Act with the SEC on November 7, 2014. From the effective date of the registration statement through December 31, 2014, we have used the net proceeds from our IPO to fund the redemption of all of our outstanding 11.5% 2011 Senior Notes with a principal amount of $300.0 million and paid related fees and expenses of $36.4 million.

Item 6. Selected Financial Data.
The following tables set forth our selected consolidated financial data for the periods ending on and as of the dates indicated. We derived the consolidated statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the year ended December 31, 2011 and consolidated balance sheet data as of December 31, 2012 and 2011 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the consolidated financial data set forth below together with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our historical results are not necessarily indicative of future results of operations.

	Year Ended December 31,
	2014	2013	2012	2011(1)
	(in thousands, except per share amounts)
Statement of Operations Data:
Net service revenue(2)	$809,728	$652,418	$579,145	$437,005
Reimbursable out-of-pocket expenses	369,071	342,672	289,455	218,981
Total revenue	1,178,799	995,090	868,600	655,986

Costs and operating expenses:
Direct costs	515,059	432,261	389,056	279,840
Reimbursable out-of-pocket expenses	369,071	342,672	289,455	218,981
Selling, general, and administrative	145,143	117,890	109,428	95,063
Restructuring and other costs (3)	6,192	11,828	35,380	27,839
Transaction expenses (4)	7,902	508	—	10,322
Goodwill and intangible assets impairment (5)	17,245	—	4,000	—
Depreciation	21,619	19,175	19,915	15,700
Amortization	32,924	39,298	58,896	48,436
Income (loss) from operations	63,644	31,458	(37,530)	(40,195)
Other income (expense), net:
Interest expense, net	(52,787)	(60,489)	(62,007)	(65,482)
Loss on extinguishment of debt	(46,750)	—	—	—
Other income (expense), net	7,689	(1,649)	4,679	11,519
Loss before provision for income taxes	(28,204)	(30,680)	(94,858)	(94,158)
Income tax benefit (expense)	4,734	(10,849)	35,744	34,611
Net loss	(23,470)	(41,529)	(59,114)	(59,547)
Class C common stock dividends	(375)	(500)	(500)	(4,500)
Redemption of New Class C common stock	(3,375)	—	—	—
Net loss attributable to common stockholders	$(27,220)	$(42,029)	$(59,614)	$(64,047)

Net loss per share attributable to common stockholders:
Basic	$(0.51)	$(0.81)	$(1.14)	$(1.46)
Diluted	$(0.51)	$(0.81)	$(1.14)	$(1.46)
Weighted average common shares outstanding:
Basic	53,301	52,009	52,203	43,875
Diluted	53,301	52,009	52,203	43,875

	Year Ended December 31,
	2014	2013	2012	2011(1)
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$131,447	$37,270	$42,999	$(18,533)
Investing activities	(27,853)	(17,714)	(12,974)	(369,670)
Financing activities	(67,698)	(6,841)	(18,932)	422,053
Other Financial Data:
EBITDA(9)	$79,126	$88,282	$45,960	$35,460
Adjusted EBITDA(9)	145,276	105,521	84,366	65,450
Adjusted Net Income (Loss)(9)	44,647	16,290	1,539	(9,950)
Diluted Adjusted Net Income (Loss) per common share(9)	$0.83	$0.31	$0.03	$(0.23)
Capital expenditures	(25,551)	(17,714)	(9,591)	(4,763)
Dividends paid	(375)	(500)	(500)	(4,500)
Redemption of New Class C common stock	(3,375)	—	—	—
Net new business awards(6)	949,790	814,177	676,250	449,254

	As of December 31,
	2014	2013	2012	2011(1)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$126,453	$96,972	$81,363	$70,960
Total assets	1,245,087	1,233,111	1,257,654	1,373,905
Total debt and capital leases(7)	419,979	594,479	594,186	605,593
Total stockholders' equity	392,209	276,207	316,830	379,490
Other Financial Data:
Backlog(8)	$1,589,386	$1,490,787	$1,320,548	$1,221,641
Net Book-to-Bill ratio(6)	1.2x	1.2x	1.2x	1.0x

(1)
We acquired Trident Clinical Research Pty Ltd., or Trident, on June 1, 2011 and Kendle on July 12, 2011. The financial results of these entities have been included as of and since the date of acquisition.

(2)
During the second and third quarters of 2014, we experienced higher-than-normal change order activity estimated to be between $6 million and $12 million. Net service revenue for 2014 after adjusting for the estimated impact of $9 million in higher-than-normal change order activity was $800.7 million.

(3)
Restructuring and other costs consist of: (i) severance costs associated with the reduction of our workforce in line with our future business operations and duplicative staff; and (ii) lease obligation and termination costs in connection with the abandonment and closure of redundant facilities as a result of our restructuring initiatives. Other costs consist primarily of information technology and other consulting and legal fees attributable to our integration of Kendle.

(4)
Transaction expenses for the year ended December 31, 2014, were $7.9 million and primarily consisted of $4.2 million in debt issuance costs and third party fees associated with the debt refinancing in February 2014 and November 2014, $3.4 million of fees associated with the termination of the Avista Capital Partners, L.P. consulting agreement, and $0.3 million of legal fees associated with the MEK Consulting acquisition. Transaction expenses of $0.5 million for the year ended December 31, 2013 were related to third-party fees associated with debt refinancing and the legal fees associated with our acquisition of MEK Consulting which was completed in March 2014. Transaction expenses of $10.3 million for the year ended December 31, 2011 were related to legal fees, accounting fees and the noncapitalizable portion of bank fees related to our acquisition of Kendle.

(5)
During the year ended December 31, 2014, we recorded a $17.2 million impairment charge related to intangible assets and goodwill associated with our Phase I Services and Global Consulting reporting units. During the year ended December 31, 2012, we recorded a $4.0 million impairment charge related to the goodwill associated with our Phase I Services reporting unit.

(6)
Backlog consists of anticipated net service revenue from contract and pre-contract commitments that are supported by written communications. The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the next 12 months, or are in process and have not been completed. The majority of our contracts can be terminated by our customers with 30 days' notice. Backlog has been adjusted to reflect any cancellations or adjustments to the related contracts and changes in the foreign currency exchange rates of awards not denominated in U.S. dollars. Included within backlog at December 31, 2014 is approximately $0.8 billion that we expect to generate revenue in 2015, with the remainder expected to generate revenue beyond 2015. Backlog is not necessarily indicative of future financial performance because it will likely be impacted by a number of factors, including the size and duration of projects, which can be performed over several years, project change orders resulting in increases or decreases in project scope, and cancellations.

(7)	Includes $5.5 million, $4.6 million, $6.7 million and $8.0 million of unamortized discounts as of December 31, 2014, 2013, 2012 and 2011, respectively.

(8)
Net new business awards represent the value of future net service revenue awarded during the period supported by contracts or written pre-contract communications from our customers for projects that have received appropriate internal funding approval, are not contingent upon completion of another trial or event, and are expected to commence within the next 12 months, minus the value of cancellations in the same period. Net book-to-bill ratio represents "net new business awards" divided by net service revenue. We believe net book-to-bill ratio is commonly used in our industry and represents a useful indicator of our potential future revenue growth rate in that it measures the rate at which we are generating net new business awards compared to our current revenues. Net book-to-bill is better viewed on a trailing twelve month basis due to the variability within any particular quarter that can be caused by a very large award or cancellation. However, we cannot assure you that the net book-to-bill rate is predictive of future financial performance because it will likely be impacted by a number of factors, including the size and duration of projects, which can be performed over several years, project change orders resulting in increases or decreases in project scope, and cancellations.

(9)
We report our financial results in accordance with GAAP. To supplement this information, we also use the following non-GAAP financial measures in this report: EBITDA, Adjusted EBITDA, and Adjusted Net Income (Loss) and Diluted Adjusted Net Income (Loss) per share. For a discussion of the non-GAAP financial measures in this Annual Report on Form 10-K, see "Non-GAAP Financial Measures" below. Investors are encouraged to review the following reconciliations of these non-GAAP measures to our closest reported GAAP measures.

Reconciliation of GAAP Measures to Non-GAAP Measures

	Year Ended December 31,
	2014	2013	2012	2011
	(in thousands, except per share amounts)
EBITDA and Adjusted EBITDA:
Net loss	$(23,470)	$(41,529)	$(59,114)	$(59,547)
Interest expense, net	52,787	60,489	62,007	65,482
Income tax (benefit) expense	(4,734)	10,849	(35,744)	(34,611)
Depreciation	21,619	19,175	19,915	15,700
Amortization	32,924	39,298	58,896	48,436
EBITDA	79,126	88,282	45,960	35,460
Restructuring and other costs	6,192	11,828	35,380	27,839
Transaction expenses(b)	7,902	508	—	10,322
Goodwill and intangible assets impairment	17,245	—	4,000	—
Stock-based compensation	3,370	2,419	1,248	1,176
Contingent consideration treated as compensation expense(a)	918	253	1,867	1,540
Monitoring and advisory fees(c)	462	582	590	632
Other (income) expense	(7,689)	1,453	(1,944)	(9,864)
Loss (gain) on unconsolidated affiliates	—	196	(2,735)	(1,655)
Loss on extinguishment of debt	46,750	—	—	—
Change order adjustment (d)	(9,000)	—	—	—
Adjusted EBITDA	$145,276	$105,521	$84,366	$65,450
Adjusted Net Income:
Net loss	$(23,470)	$(41,529)	$(59,114)	$(59,547)
Amortization	32,924	39,298	58,896	48,436
Restructuring and other costs	6,192	11,828	35,380	27,839
Transaction expenses(b)	7,902	508	—	10,322
Goodwill and intangible assets impairment	17,245	—	4,000	—
Stock-based compensation	3,370	2,419	1,248	1,176
Contingent consideration treated as compensation expense(a)	918	253	1,867	1,540
Monitoring and advisory fees(c)	462	582	590	632
Other (income) expense	(7,689)	1,453	(1,944)	(9,864)
Loss (gain) on unconsolidated affiliates	—	196	(2,735)	(1,655)
Loss on extinguishment of debt	46,750	—	—	—
Change order adjustment (d)	(9,000)	—	—	—
Adjust income tax to normalized rate(e)(f)	(30,957)	1,282	(36,649)	(28,829)
Adjusted Net Income (Loss)	$44,647	$16,290	$1,539	$(9,950)

Adjusted Diluted Net Income (Loss) Per Share:
Adjusted diluted net income (loss) per share	$0.83	$0.31	$0.03	$(0.23)
Diluted weighted average common shares outstanding	53,858	52,033	52,236	43,875

(a)
Consists of contingent consideration expense incurred as a result of acquisitions and accounted for as compensation expense under GAAP. See Note 3 "Business Combinations" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(b)	Represents fees associated with initial public offering, debt placement and refinancing, and costs incurred in connection with business combinations and potential acquisitions.

(c)
Represents monitoring and advisory fees paid to affiliates of Avista Capital Partners, L.P in the periods prior to the initial public offering in November 2014, as well as reimbursements of expenses paid to affiliates of Avista Capital Partners, L.P. and affiliates of Teaches Private Capital pursuant to the Expense Reimbursement Agreement. These arrangements were terminated upon completion of our initial public offering.

(d)
During the second and third quarters of 2014, we experienced higher-than-normal change order activity estimated to be between $6 million and $12 million. Adjusted EBITDA, Adjusted Net Income, and Adjusted diluted earnings per share for 2014 have been adjusted by $9 million to remove the impact of this higher-than-normal change order activity.

(e)
Our effective tax rate has been adjusted to a 37% overall effective rate, in order to reflect the removal of the tax impact of our valuation allowances recorded against our deferred tax assets and changes in the assertion to indefinitely reinvest the undistributed earnings of foreign subsidiaries. Historically, we recorded a valuation allowance against some of our deferred tax assets, but we believe that these valuation allowances cause significant fluctuations in our financial results that are not indicative of our underlying financial performance. Specifically, the majority of our revenue in 2013 was generated in jurisdictions in which we recognized no tax expense or benefit due to changes in this valuation allowance. Further, we have historically recorded a valuation allowance against certain foreign tax losses, however, in 2014 we reversed the valuation allowance in one of our jurisdictions, net of establishment of additional valuation allowances in certain jurisdictions, creating a tax benefit of $18.2 million, which we also do not believe is indicative of our ongoing operations.

(f)	Adjustment for the income tax effect of the non-GAAP adjustments made to arrive at Adjusted Net Income (Loss) using the estimated effective tax rate of 37%.
Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. To supplement this information, we also use the following non-GAAP financial measures in this Annual Report on Form 10-K: EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Diluted Adjusted Net Income (Loss) per common share. Management believes that these non-GAAP measures provide useful supplemental information to management and investors regarding the underlying performance of our business operations. We use these non-GAAP measures to, among other things, evaluate our operating performance on a consistent basis, calculate incentive compensation for our employees and assess compliance with various metrics associated with our amended and restated credit agreement, or 2014 Credit Agreement.
EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to exclude certain expenses that we do not view as part of our core operating results, including management fees that terminated upon our IPO, acquisition related amortization, restructuring costs, transaction expenses, non-cash stock compensation expense, contingent consideration related to acquisitions, goodwill impairment charges, debt refinancing expenses, and results of and gains or losses from the sale of unconsolidated affiliates.
Adjusted Net Income (Loss) and Diluted Adjusted Net Income (Loss) per common share represent net income (loss) adjusted to exclude amortization and other expenses that we do not view as part of our core operating results, including management fees that terminated upon our IPO, acquisition-related amortization, restructuring costs, transaction expenses, non-cash stock compensation expense, contingent consideration related to acquisitions, goodwill impairment charges, debt refinancing expenses, results of and gains or losses from the sale of unconsolidated affiliates and an adjustment to our tax rate to reflect an expected long-term tax rate that excludes the impact of our valuation allowances and historical NOLs.
We believe that EBITDA is a useful metric for investors as it is a common metric used by investors, analysts and debt holders to measure our ability to service our debt obligations, fund capital expenditures and meet working capital requirements.
Adjusted EBITDA is a measurement used by management and the Board of Directors to evaluate our core operating results as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the core operations of the business. Adjusted EBITDA is also a useful measurement for management and investors to measure our ability to service our debt obligations.

Adjusted Net Income (Loss) is also used by management and the Board of Directors to assess its business, as well as by investors and analysts, to measure performance. Management uses this measure to evaluate our core operating results as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the core operations of the business, but includes certain items such as depreciation, interest expense and an adjusted tax rate, which are otherwise excluded from Adjusted EBITDA.
These non-GAAP measures are performance measures only and are not measures of our cash flows or liquidity. EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Diluted Adjusted Net Income (Loss) per share are non-GAAP financial measures that are not in accordance with, or an alternative for, measures of financial performance prepared in accordance with GAAP and may be different from similarly titled non-GAAP measures used by other companies. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of the limitations are:

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Net Income (Loss) do not reflect the cash requirements for such replacements; and

•	EBITDA, Adjusted EBITDA, and Adjusted Net Income (Loss) do not reflect our actual tax expense or, in the case of EBITDA and Adjusted EBITDA, the cash requirements to pay our taxes.
See the consolidated financial statements included elsewhere in this Annual Report on Form 10-K for our GAAP results. Additionally, for reconciliations of EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Diluted Adjusted Net Income (Loss) per share to our closest reported GAAP measures see "Selected Financial Data - Reconciliation of GAAP Measures to Non-GAAP Measures" above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with Part II, Item 6, "Selected Financial Data" and the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements related to future events and our future financial performance that are based on current expectations and subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those described in "Risk Factors" in Part I, Item 1A of, and elsewhere in, this Annual Report on Form 10-K.
Overview of Our Business and Services
We are a leading global CRO, exclusively focused on Phase I to Phase IV clinical development services for the biopharmaceutical and medical device industries. We provide our customers highly differentiated therapeutic alignment and expertise, with a particular strength in CNS, oncology and other complex diseases. We consistently and predictably deliver clinical development services in a complex environment and offer a proprietary, operational approach to clinical trials through our Trusted Process® methodology. Our service offerings focus on optimizing the development of and, therefore, the commercial potential for, our customers' new biopharmaceutical compounds, enhancing returns on their R&D investments, and reducing their overhead by offering an attractive variable cost alternative to fixed cost, in-house resources.
Our extensive range of services supports the entire clinical development process from Phase I to Phase IV and allows us to offer our customers an integrated suite of investigative site support and clinical development services. We offer these services across a wide variety of therapeutic areas with deep clinical expertise with a primary focus on Phase II to Phase IV clinical trials. We provide total biopharmaceutical program development while also providing discrete services for any part of a trial. Our combination of service area experts and depth of clinical capability allows for enhanced protocol design and actionable trial data.
We have three reportable segments: Clinical Development Services, Phase I Services and Global Consulting. Clinical Development Services offers a variety of clinical development services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management and study reports to assist customers with their drug development process. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages and support for Phase I studies in established compounds. Global Consulting provides consulting services regarding clinical trial regulatory affairs, regulatory consulting services, quality assurance audits and pharmacovigilance consulting, non-clinical consulting and medical writing consulting.
Our discussion and analysis of our financial condition and results of operations herein is presented on a consolidated basis. Because our Clinical Development Services segment accounts for substantially all of our business operations and approximately 98% of our net service revenue for the year ended December 31, 2014, we believe that a discussion of our reportable segments' operations would not be meaningful disclosure for investors. See further discussion in Note 13 "Segment Information" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We earn net service revenue primarily for services performed under contracts for global clinical drug trials, based upon a combination of milestones and output measures that are specific to the services performed and defined by the contract. Engagements for Phase II to Phase IV clinical trials, which represent the majority of our revenue, are typically long duration contracts ranging from several months to several years. The contracts for these engagements typically cover the detailed scope of work, phases, milestones, billing schedules and processes for review of work and clinical results. Contracts are individually priced and negotiated based on the anticipated level of effort required to complete the project, the complexity and performance risks, and the level of competition in the market.
Direct costs associated with these contracts consist principally of compensation expense and benefits associated with our employees and other employee-related costs. While we can manage the majority of these costs relative to the amount of contracted services we have during any given period, direct costs as a percentage of net service revenue can vary from period to period. Such fluctuations are due to a variety of factors, including, among others: (i) the level of staff utilization created by our ability to effectively manage our workforce, (ii) adjustments to the timing of work on specific customer contracts, (iii) the experience mix of personnel assigned to projects, and (iv) the service mix and pricing of our contracts. In addition, as global projects wind down or as delays and cancellations occur, staffing levels in certain countries or functional areas can become misaligned with the current business volume.
New Business Awards and Backlog
We add new business awards to backlog when we enter into a contract or when we receive a written commitment from the customer selecting us as its service provider, provided that (i) the customer has received appropriate internal funding approval, (ii) the project or projects are not contingent upon completion of another trial or event, (iii) the project or projects are expected to commence within the next 12 months and (iv) in the case of a written commitment from a customer, the customer intends to enter into a comprehensive contract as soon as practicable. Contracts generally have terms ranging from several months to several years. We recognize revenue on these awards as services are performed, provided we have entered into a contractual commitment with the customer. Our new business awards, net of cancellations of prior awards, for the years ended December 31, 2014, 2013 and 2012 were $949.8 million, $814.2 million and $676.3 million, respectively, representing a 16.7% increase from 2013 to 2014 and a 20.4% increase from 2012 to 2013. Net new business awards were negatively impacted for the twelve months ended December 31, 2014, as a result of a cancellation of approximately $132.0 million of interrelated programs during the second quarter of 2014 due to scientific concerns a customer had with the viability of the compound under development. This cancellation reduced net awards by $85.0 million during the twelve months ended December 31, 2014. New business awards have varied and will continue to vary significantly from quarter to quarter.
The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the future, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by our customers with 30 days' notice. The dollar amount of our backlog is adjusted each quarter for foreign currency fluctuations. During the year ended December 31, 2014 our backlog was negatively impacted by foreign currency fluctuations of approximately $44.5 million. Our backlog as of December 31, 2014, 2013 and 2012 was $1.6 billion, $1.5 billion and $1.3 billion, respectively, representing a 6.6% increase from 2013 to 2014 and a 12.9% increase from 2012 to 2013. Included within backlog at December 31, 2014 is approximately $0.8 billion that we expect to generate revenue in 2015, with the remainder expected to generate revenue beyond 2015.
We believe that backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and cancellations and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or delayed by regulatory authorities. Projects that have been delayed for less than 12 months remain in backlog, but the anticipated timing of the recognition of revenue is uncertain. We generally do not have a contractual right to the full amount of the revenue reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred.
Fluctuations in our reported backlog and net new business award levels also result from the fact that we may receive a small number of relatively large orders in any given reporting period. Because of these large orders, our backlog and net new business awards in that reporting period might reach levels that are not sustained in subsequent reporting periods. As we increasingly compete for and enter into large contracts that are more global in nature, we expect the rate at which our backlog and net new business awards convert into revenue to decrease, or lengthen. See Part I, Item 1A "Risk Factors—Risks Related to Our Business—Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog" for more information.

Results of Operations
Year Ended December 31, 2014 Compared to the Years Ended December 31, 2013 and 2012
The following table sets forth amounts from our consolidated financial statements along with the percentage change for years ended December 31, 2014, 2013 and 2012 (dollars in thousands):

	For the Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
Net service revenue	$809,728	$652,418	$579,145	$157,310	24.1%	$73,273	12.7%
Reimbursable out-of-pocket expenses	369,071	342,672	289,455	26,399	7.7%	53,217	18.4%
Total revenue	1,178,799	995,090	868,600	183,709	18.5%	126,490	14.6%

Costs and expenses:
Direct costs	515,059	432,261	389,056	82,798	19.2%	43,205	11.1%
Reimbursable out-of-pocket expenses	369,071	342,672	289,455	26,399	7.7%	53,217	18.4%
Selling, general, and administrative	145,143	117,890	109,428	27,253	23.1%	8,462	7.7%
Restructuring and other costs	6,192	11,828	35,380	(5,636)	(47.6)%	(23,552)	(66.6)%
Transaction expenses	7,902	508	—	7,394	1,455.5%	508	—%
Goodwill and intangible assets impairment	17,245	—	4,000	17,245	—%	(4,000)	(100.0)%
Depreciation and amortization	54,543	58,473	78,811	(3,930)	(6.7)%	(20,338)	(25.8)%
Total operating expenses	1,115,155	963,632	906,130	151,523	15.7%	57,502	6.3%
Income (loss) from operations	63,644	31,458	(37,530)	32,186	102.3%	68,988	183.8%
Total other income (expense), net	(91,848)	(62,138)	(57,328)	(29,710)	(47.8)%	(4,810)	(8.4)%
Loss before provision for income taxes	(28,204)	(30,680)	(94,858)	2,476	8.1%	64,178	67.7%
Income tax benefit (expense)	4,734	(10,849)	35,744	15,583	143.6%	(46,593)	(130.4)%
Net loss	$(23,470)	$(41,529)	$(59,114)	$18,059	43.5%	$17,585	29.7%
Net Service Revenue and Reimbursable Out-of-Pocket Expenses
For the years ended December 31, 2014, 2013 and 2012, total revenue was comprised of the following (dollars in thousands):

	For the Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
Net service revenue	$809,728	$652,418	$579,145	$157,310	24.1%	$73,273	12.7%
Reimbursable out-of-pocket expenses	369,071	342,672	289,455	26,399	7.7%	53,217	18.4%
Total revenue	$1,178,799	$995,090	$868,600	$183,709	18.5%	$126,490	14.6%
Net service revenue increased $157.3 million, or 24.1%, to $809.7 million for the year ended December 31, 2014 from $652.4 million for the year ended December 31, 2013. The increase is primarily driven by continued strong awards over the last 18 months and higher contract change order activity relative to historical levels, along with a lower cancellation rate of previously awarded business during 2014. The growth in our revenue in 2014 was particularly strong in the CNS, Oncology and other complex therapeutic areas and with a strategic Functional Service Provider, or FSP, customer. In addition, our 2014 year-to-date change order activity was higher than our historical average, resulting in incremental revenue growth of approximately $6.0 million to $12.0 million for the year ended December 31, 2014. Net service revenue was also negatively impacted by $2.2 million due to fluctuations in foreign exchange rates compared to the prior year.
Net service revenue increased $73.3 million, or 12.7%, to $652.4 million for the year ended December 31, 2013 from $579.1 million for the year ended December 31, 2012. This increase is primarily driven by the strength of new business awards, particularly in the third and fourth quarters of 2013, along with the increase in revenue from an FSP relationship.
Reimbursable out-of-pocket expenses increased 7.7%, or $26.4 million, to $369.1 million for the year ended December 31, 2014 from $342.7 million for the year ended December 31, 2013. Reimbursable out-of-pocket expenses increased 18.4%, or $53.2 million, to $342.7 million for the year ended December 31, 2013, compared to $289.5 million for the year ended December 31, 2012. These increases were principally due to overall increases in net service revenue during both periods, as well as an increase in the number of studies in which we procured principal investigator services. These reimbursements are offset by an equal amount in direct costs and, accordingly, have no impact on gross margin. Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenues.
Net service revenue from our top five customers accounted for approximately 37%, 34% and 26% of total net service revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Various subsidiaries of Otsuka Holdings Co., Ltd. accounted for approximately 14%, 15% and 12% of total net service revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Various subsidiaries of Astellas Pharma, Inc. accounted for 12% of net service revenue for the year ended December 31, 2014.
Direct Costs and Reimbursable Out-of-Pocket Expenses
For the years ended December 31, 2014, 2013 and 2012, direct costs and reimbursable out-of-pocket expenses were as follows (dollars in thousands):

	For the Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
Direct costs	$515,059	$432,261	$389,056	$82,798	19.2%	$43,205	11.1%
Reimbursable out-of-pocket expenses	369,071	342,672	289,455	26,399	7.7%	53,217	18.4%
Total Direct costs and Reimbursable out-of-pocket expenses	$884,130	$774,933	$678,511	$109,197	14.1%	$96,422	14.2%
The following is a summary of the year-over-year fluctuation in components of direct costs during the year ended December 31, 2014 as compared to the year ended December 31, 2013 and the year ended December 31, 2013 as compared to the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2014 to 2013	Year Ended December 31, 2013 to 2012
Change in:
Salaries, benefits, and incentive compensation	$74,761	$38,429
Other	8,037	4,776
Total	$82,798	$43,205
Direct costs increased by $82.8 million, or 19.2%, to $515.1 million for the year ended December 31, 2014 from $432.3 million for the year ended December 31, 2013, primarily due to increased salaries, benefits and incentive compensation. The increase in salaries, benefits and incentive compensation is primarily due to higher compensation expense and contract labor costs associated with additional headcount in line with our increased revenues and an increase in incentive compensation as a result of our improved financial performance. Other costs increased primarily due to an increase in facilities and information technology related costs, travel related expenses and an increase of $4.3 million in VAT related expenses that cannot be recovered from customers due to changes in tax regulations related to certain foreign operations, partially offset by a decrease related to professional services costs.
Direct costs increased by $43.2 million, or 11.1%, to $432.3 million for the year ended December 31, 2013 from $389.1 million for the year ended December 31, 2012. This increase is primarily due to $38.4 million higher compensation, benefits and incentive compensation expense and contract labor costs associated with additional headcount in line with our increased revenues and improved operational performance.
Reimbursable out-of-pocket expenses increased by 7.7%, or $26.4 million, to $369.1 million for the year ended December 31, 2014 from $342.7 million for the year ended December 31, 2013. Reimbursable out-of-pocket expenses increased $53.2 million, or 18.4%, to $342.7 million for the year ended December 31, 2013 compared to $289.5 million for the year ended December 31, 2012. Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenues.
Selling, General and Administrative Expenses
For the years ended December 31, 2014, 2013 and 2012, selling, general and administrative expenses were as follows (dollars in thousands):

	For the Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
Selling, general and administrative	$145,143	$117,890	$109,428	$27,253	23.1%	$8,462	7.7%
Percentage of net service revenue	17.9%	18.1%	18.9%
The following is a summary of the year-over-year fluctuation in components of our selling, general and administrative expenses during the year ended December 31, 2014 as compared to the year ended December 31, 2013 and the year ended December 31, 2013 as compared to the year ended December 31, 2012 (in thousands):

	Year Ended December 31, 2014 to 2013	Year Ended December 31, 2013 to 2012
Change in:
Salaries, benefits, and incentive compensation	$15,059	$3,541
Professional services fees	6,674	3,353
Allowance for doubtful accounts	2,358	(700)
Facilities and IT related costs	1,672	144
Marketing	(614)	1,513
Travel	1,251	24
Other	853	587
Total	$27,253	$8,462
Selling, general and administrative expenses increased by $27.3 million, or 23.1%, to $145.1 million for the year ended December 31, 2014 from $117.9 million for the year ended December 31, 2013. The increase was primarily driven by (i) an increase in salaries, benefits, and incentive compensation from increased headcount and incentive compensation resulting from our growth in new business awards and operational performance, (ii) an increase in professional services fees as a result of our IPO, including costs associated with internal control documentation and the review of our quarterly results, (iii) an increase in allowance for doubtful accounts commensurate with the growth in our business, (iv) an increase in facilities and information technology related cost to support our headcount growth and (v) an increase in travel costs as a result of increased headcount and growth in our global operations. Partially offsetting these increases is a decrease in marketing expense due to the launch of our new branding campaign in the fourth quarter of 2013.
Selling, general and administrative expenses for the year ended December 31, 2013 were $117.9 million, compared to $109.4 million for the year ended December 31, 2012. The increase of $8.5 million, or 7.7%, was primarily driven by an increase in business development expense in line with the increase in net new business awards and revenue, marketing expense associated with our new branding campaign and incentive compensation expense due to improved company performance.
As a result of our cost savings initiatives and our ability to leverage the selling, general and administrative functions as we have grown revenue, these expenses as a percentage of net service revenue declined to 17.9% from 18.1% and 18.9% for years ended December 31, 2014, 2013 and 2012, respectively, despite increased cost related to our IPO and increases in our allowance for doubtful accounts. While we expect to continue to leverage our selling, general and administrative costs in the future such that these costs grow at a lower rate than revenues over the long-term, during 2015 our ability to leverage these costs will be negatively impacted by an expected increase in administrative and compliance costs of between $3.0 million and $5.0 million associated with being a public company.
Restructuring and Other Costs
Restructuring and other costs were $6.2 million for the year ended December 31, 2014, primarily consisting of facilities closure expenses totaling $3.4 million and severance costs totaling $2.7 million. Our restructuring activities consisted primarily of the closure of our Glasgow facility and partial closure of our Cincinnati facility initiated in the second quarter of 2014.
Restructuring and other costs were $11.8 million for the year ended December 31, 2013, primarily comprised of severance costs of $7.9 million and lease costs of $1.8 million for abandoned facilities related to the 2013 restructuring plan. This plan was adopted to better align headcount and costs with our current geographic sources and mix of revenue and included a reduction of approximately 325 employee and contract positions. Restructuring and other costs also include $2.1 million in legal fees and consulting fees, primarily incurred in connection with legal entity restructuring related to the 2011 acquisition of Kendle.
Restructuring and other costs were $35.4 million for the year ended December 31, 2012, primarily comprised of $13.9 million in lease obligation and termination costs in connection with the abandonment and closure of redundant facilities and $13.3 million in severance costs. Restructuring costs also include IT and other professional fees of $8.2 million, primarily related to our integration activities associated with the 2011 acquisition of Kendle.
Transaction Expenses
Transaction expenses were $7.9 million for the year ended December 31, 2014 and primarily consisted of (i) $4.2 million of debt issuance costs and third party fees associated with the debt refinancings in February 2014 and November 2014, (ii) a $3.4 million payment to Avista to terminate our consulting services agreement, and (iii) $0.3 million of legal fees associated with our March 2014 acquisition of MEK Consulting, a full service CRO with operations in the Middle East.
Transaction expenses were $0.5 million for the year ended December 31, 2013, primarily consisting of third-party fees associated with the debt refinancing and legal fees associated with the MEK Consulting acquisition.
Goodwill and Intangible Asset Impairment Charges
We evaluate goodwill for impairment annually, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We perform our annual impairment test by estimating the fair value of each reporting unit using a combination of the income and market approaches for purposes of estimating our total fair value of the reporting unit.
During the second quarter of 2014, we determined that Phase I Services and Global Consulting reporting units were not performing according to management's expectations, requiring an evaluation of the impairment of the goodwill and intangible assets. As a result of this evaluation, we recorded a $9.2 million impairment of goodwill and an $8.0 million impairment of intangible assets associated with our Phase I Services and Global Consulting reporting units for the year ended December 31, 2014. In connection with our annual goodwill impairment analysis performed in the fourth quarter, our Phase I Services reporting unit failed Step I of the goodwill impairment test. We performed Step II of the goodwill impairment test to asses if the goodwill has been impaired, which resulted in no further impairment during 2014. The goodwill balance of our Phase I Services reporting unit was $2.9 million as of December 31, 2014. We will continue to evaluate our Phase I Services reporting unit for potential future impairment as warranted.
During the year ended December 31, 2012, we determined that the fair value our Phase I Services reporting unit did not exceed the carrying value resulting in a $4.0 million impairment of goodwill. This impairment arose from the reduced scope of our Phase I Services reporting unit as we closed our Morgantown, West Virginia location in June 2012.
Depreciation and Amortization Expense
Depreciation and amortization expense decreased to $54.5 million, for the year ended December 31, 2014 from $58.5 million for the year ended December 31, 2013. This decrease is principally attributable to a decrease in amortization expense of $6.4 million, or 16.2%, resulting from the intangible assets that were impaired or became fully amortized, partially offset by the increase in amortization expense as a result of the reduction of estimated useful lives of certain intangible assets. Additionally depreciation expense increased primarily due to (i) our continued investment in our IT infrastructure, and (ii) the reduction in the estimated useful lives on several assets during the first quarter of 2014 due to the consolidation of data centers and information systems.
Depreciation and amortization expense decreased to $58.5 million for the year ended December 31, 2013 from $78.8 million for the year ended December 31, 2012. The decrease is principally due to the full amortization of certain acquisition-related intangible assets.
Other Income and Expense, Net
For the years ended December 31, 2014, 2013 and 2012, the components of total other expenses, net were as follows (dollars in thousands):

	For the Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
Interest income	$249	$310	$239	$(61)	(19.7)%	$71	29.7%
Interest expense	(53,036)	(60,799)	(62,246)	7,763	12.8%	1,447	2.3%
Loss on extinguishment of debt	(46,750)	—	—	(46,750)	—%	—	—%
Other income (expense), net	7,689	(1,649)	4,679	9,338	566.3%	(6,328)	(135.2)%
Total other income (expense), net	$(91,848)	$(62,138)	$(57,328)	$(29,710)	(47.8)%	$(4,810)	(8.4)%
Total other expense, net, increased to $91.8 million for the year ended December 31, 2014 from $62.1 million for the year ended December 31, 2013. The increase was primarily driven by a $46.8 million loss on extinguishment of debt associated with our 2014 debt refinancing, which consisted of $36.4 million in a redemption premium and make-whole interest related to the redemption of our 11.5% 2011 Senior Notes and a $10.4 million write-off of capitalized loan fees. This increase was partially offset by a $9.3 million decrease in other expenses primarily due to foreign currency gains in 2014 versus losses in 2013, and a $7.8 million decrease in interest expense due to lower outstanding debt balances and decreased interest rates in 2014 as a result of our debt refinancing activities during 2014.
Total other expense, net, increased to $62.1 million for the year ended December 31, 2013 from $57.3 million for the year ended December 31, 2012. The increase was primarily driven by a $6.3 million increase in other expense due to a change in foreign currency losses of $3.0 million and the recognition of a $2.7 million gain in 2012 with respect to the acquisition of GVK Biosciences. This increase was partially offset by a $1.4 million decrease in interest expense resulting from the reduction in the interest rate on our term loan in February 2013 as a result of amending our 2011 Credit Agreement.

Income Tax Benefit (Expense)
Income tax benefit (expense) was a benefit of $4.7 million for the year ended December 31, 2014, compared to an expense of $10.8 million for the year ended December 31, 2013. Income taxes for the year ended December 31, 2014 were impacted by a net discrete income tax benefit of $18.2 million recognized as a result of the release of the valuation allowance on certain foreign deferred tax assets, primarily operating loss carryforwards, partially offset by the establishment of a valuation allowance in certain international jurisdictions, and a $10.0 million discrete income tax benefit recognized as a result of a release of a tax liability on the undistributed earnings of foreign subsidiaries.
The release of the valuation allowance was due to management's conclusion that it was more likely than not that a portion of our deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability in 2014 in these international jurisdictions and projections of positive future earnings. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets.
At December 31, 2014, we reevaluated our assertion as to indefinite reinvestment of our undistributed earnings of foreign subsidiaries following the IPO and significant pay down of our debt held in the United States. With this reduction in debt and related interest expense, we expect to be able to support the cash needs of the domestic subsidiaries without repatriating undistributed earnings of our foreign subsidiaries. As a result of this change in assertion, we reversed the full balance of the deferred tax liability of $10.0 million related to the United States and withholding taxes provided on our 2013 undistributed foreign earnings. No tax benefit was recorded as a result of the release of the deferred tax liability as there is a full valuation allowance on the net deferred tax assets in the United States. The undistributed earnings that remain indefinitely reinvested would create additional U.S. taxable income if these earnings were distributed to the United States in the form of dividends, or otherwise. Depending on the tax position in the year of repatriation, we may have to pay additional U.S. income taxes. Withholding taxes may also apply to the repatriated earnings.
Other variances from the statutory rate of 35% were due to (i) income or losses generated in jurisdictions where no income tax expense or benefit will be realized due to a full valuation allowance on the associated deferred tax assets, (ii) recognition of certain foreign related unrecognized tax benefits and (iii) the geographical split of pre-tax income.
Income tax expense was $10.8 million for the year ended December 31, 2013, compared to a benefit of $35.7 million for the year ended December 31, 2012.
Our effective tax rate for the year ended December 31, 2013 was (35.4)% compared to 37.7% for the year ended December 31, 2012. The change in our effective tax rate between 2013 and 2012 was primarily due to an increase in the valuation allowance on U.S. deferred tax assets and U.S. taxes provided on foreign earnings deemed not to be indefinitely reinvested outside the United States. Management's evaluation of available positive and negative evidence resulted in a judgment that the realization of the tax benefits for U.S. deferred tax assets did not meet the "more likely than not" standard and therefore a valuation allowance was recorded. Earnings of our foreign subsidiaries would be subject to income taxation in the United States for income tax purposes if repatriated. Therefore, for financial reporting purposes, income taxes on a portion of these earnings were provided as though they were repatriated, as these earnings were deemed to be not indefinitely reinvested outside the United States during the year ended December 31, 2013.
Net Loss
Net loss decreased to $23.5 million for the year ended December 31, 2014 from $41.5 million for the year ended December 31, 2013, primarily because of the impact of increased services revenue, the overall decrease of operating expenses as a percentage of net service revenue and the income tax benefit from the net release of a valuation allowance of $18.2 million recorded during 2014, partially offset by an increase in other expenses, net.
Net loss decreased to $41.5 million from $59.1 million for the years ended December 31, 2013 and 2012, respectively for the reasons discussed above, in particular the impact of increased service revenue along with the overall decrease of indirect expenses as a percentage of net service revenue.

Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Balance sheet statistics:
Cash and cash equivalents	$126,453	$96,972	$81,363
Restricted cash	505	569	1,051
Working capital	46,598	57,605	43,032
We fund our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations as well as funds available for borrowing under our $100.0 million revolving credit facility. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of services, possible acquisitions, integration and restructuring costs, geographic expansion, working capital and other general corporate purposes. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations and funds available under our revolving credit facility will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations and other currently anticipated liquidity requirements for at least the next 12 months.
On November 13, 2014, in conjunction with our IPO, we entered into a new $525.0 million 2014 Credit Agreement, consisting of a $425.0 million term loan facility and a $100.0 million revolving line of credit, letter of credit and swingline facility. See Note 4 "Debt and Leases" to our consolidated financial statements for information about the terms of this agreement. On November 13, 2014, we used net proceeds of $156.1 million from the IPO, the incremental borrowings of $134.0 million under the 2014 Credit Agreement, plus cash on hand to fully redeem our $300.0 million of 2011 Senior Notes bearing interest at 11.5% per year, including any associated prepayment penalties and transaction costs.
As of December 31, 2014, we had total principal amount of indebtedness (including capital leases) of approximately $425.5 million. Further, we had undrawn commitments available for additional borrowings under our revolving credit facility of $99.1 million (net of $0.9 million in outstanding letters of credit) which we may use for working capital and other purposes. The issuance of additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure additional capital and other resources.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. Our ability to meet our cash needs through cash flows from operations will depend on the demand for our services, as well as general economic, financial, competitive and other factors, many of which are beyond our control. Our business might not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate requirements. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, acquisitions or investments, selling assets, restructuring or refinancing our debt, reducing the scope of our operations and growth plans, or seeking additional equity capital. We cannot be assured that any of these actions could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our 2014 Credit Agreement limits the use of proceeds from any disposition of assets and, as a result, we may not be allowed, under this agreement, to use the proceeds from any such dispositions to satisfy all current debt service obligations.

Year Ended December 31, 2014 Compared to the Years Ended December 31, 2013 and 2012
For the years ended December 31, 2014, 2013 and 2012, our cash flows from operating, investing and financing activities were as follows (in thousands):

	For the Years Ended December 31,			Change
	2014	2013	2012	2014 to 2013		2013 to 2012
Net cash provided by operating activities	$131,447	$37,270	$42,999	$94,177	252.7%	$(5,729)	(13.3)%
Net cash used in investing activities	(27,853)	(17,714)	(12,974)	10,139	57.2%	4,740	36.5%
Net cash used in financing activities	(67,698)	(6,841)	(18,932)	60,857	889.6%	(12,091)	(63.9)%
Cash Flows from Operating Activities
For the year ended December 31, 2014, our operating activities provided $131.4 million in cash flow, consisting of a net loss of $23.5 million, adjusted for net non-operating and noncash items of $109.4 million primarily related to depreciation and amortization of intangible assets, amortization of capitalized loan fees, stock-based compensation, allowance for doubtful accounts, impairment of goodwill and intangible assets, and loss on extinguishment of debt and other debt refinancing cost, partially offset by foreign currency adjustments and deferred income taxes. In addition, $45.5 million of cash was provided by changes in operating assets and liabilities, consisting primarily of an increase in accounts payable and accrued expenses and an increase in net deferred revenue, partially offset by a decrease in billed and unbilled accounts receivable.
For the year ended December 31, 2013, our operating activities provided $37.3 million in cash flow, consisting of a net loss of $41.5 million, adjusted for net noncash items of $72.6 million primarily related to depreciation and amortization of intangible assets, amortization of capitalized loan fees, stock-based compensation and deferred income taxes. In addition, $6.2 million of cash was provided by changes in operating assets and liabilities, consisting primarily of an increase in deferred revenue, an increase in other long-term liabilities, partially offset by decrease in account receivable and unbilled revenue, net.
For the year ended December 31, 2012, operating activities provided $43.0 million in cash, consisting of a net loss of $59.1 million, adjusted for net noncash items of $43.0 million primarily related to depreciation and amortization expense as well as amortization of capitalized loan fees, partially offset by changes in deferred income taxes, foreign currency adjustments and gain on purchase of an equity affiliate. In addition, $59.1 million in cash was provided by the changes in operating assets and liabilities, consisting primarily of an increase in other assets and deferred revenue, partially offset by a decrease in accounts payable and accrued expenses, as well as an increase in accounts receivable and unbilled revenue.
Cash flows from operations increased by $94.2 million during the year ended December 31, 2014 compared to the year ended December 31, 2013, primarily due to year-over-year increase of $39.7 million in cash provided from working capital, a $18.1 million decrease in net loss and a $36.9 million change in adjustments for non-operating and non-cash items principally associated with a loss on the extinguishment of debt and debt refinancing costs of $49.2 million. Cash flows from operations decreased by $5.7 million during 2013 compared to 2012, primarily due to year-over-year reduction of $51.8 million in cash provided from working capital, offset by an increase in earnings prior to amortization and depreciation.
The changes in operating assets and liabilities result primarily from the net movement in accounts receivable, unbilled revenue, and deferred revenue, coupled with changes in accrued expenses. Fluctuations in billed and unbilled receivables and unearned revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from period to period.

Cash Flows from Investing Activities
For the year ended December 31, 2014, we used $27.9 million in cash for investing activities, comprised of the purchase of $25.6 million of property and equipment and a cash payment of $2.3 million toward the purchase of MEK Consulting. During 2014, we increased our investment in property and equipment primarily due to the implementation of an upgrade to our ERP system and the continued expansion globally. We continue to closely monitor our capital expenditures while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce. For 2015, we expect our total capital expenditures to be approximately $27.0 million to $32.0 million.
For the year ended December 31, 2013, we used $17.7 million in cash for investing activities, comprised of the purchase of $17.7 million of property and equipment.
For the year ended December 31, 2012, we used $13.0 million in cash for investing activities, comprised primarily of the purchase of $9.6 million of property and equipment and a $3.4 million payment related to the GVK Acquisition (net of cash acquired).
Cash Flows from Financing Activities
For the year ended December 31, 2014, financing activities used $67.7 million in cash, primarily driven by $217.5 million in net repayments of long-term debt, principally in conjunction with the 2014 debt refinancing and repayment of our 2011 senior notes, $3.4 million in payments related to the redemption of our New Class C and New Class D common stock, and $2.7 million in repayments on capital lease obligations. Partially offsetting these outflows were $156.1 million in net proceeds received from the issuance of common stock related to our IPO.
For the year ended December 31, 2013, financing activities used $6.8 million in cash, primarily driven by $4.0 million in net repayments on long-term debt and capital leases obligations, $1.4 million of treasury stock repurchases and $1.3 million of contingent consideration related to the Trident Acquisition.
For the year ended December 31, 2012, financing activities used $18.9 million in cash, primarily driven by $10.0 million in repayments on our revolving line of credit and other long-term debt, $3.4 million of payments on capital lease obligations, $2.8 million of treasury stock repurchases and $2.7 million of payment of contingent consideration related to the Trident Acquisition.
Inflation
Our long-term contracts, those in excess of one year, generally include inflation or cost of living adjustments for the portion of the services to be performed beyond one year from the contract date. In the event actual inflation rates are greater than our contractual inflation rates or cost of living adjustments, inflation could have a material adverse effect on our operations or financial condition.
Contractual Obligations and Commitments
The following table summarizes our expected material contractual payment obligations as of December 31, 2014 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt	$425,000	$4,250	$8,500	$8,500	$403,750
Interest on long-term debt	128,210	19,318	37,791	37,278	33,823
Noncancellable purchase commitments	31,168	24,007	7,161	—	—
Capital leases	529	518	11	—	—
Operating leases	63,643	19,392	30,562	12,776	913
Total	$648,550	$67,485	$84,025	$58,554	$438,486

The interest payments on long-term debt in the above table are based on interest rates in effect as of December 31, 2014. See Note 4 "Debt and Leases" to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on our long-term debt agreement and corresponding interest rates.
We have recorded a tax liability for unrecognized tax benefits for uncertain tax positions of $21.6 million which has not been included in the above table due to the uncertainties in the timing of the settlement of the income tax positions.
We are a party to supplier contracts related to clinical services that if canceled would require payment for services performed and potentially additional services required to protect the safety of subjects. The value of these potential wind-down provisions is not practical to estimate.
We have a lease agreement for our corporate headquarters in Raleigh, NC that extends through February of 2019, which is accounted for as an operating lease. We can exit the lease in February 2017, with payment of a $0.8 million termination fee.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, stock-based compensation, valuation of goodwill and identifiable intangibles, tax-related contingencies and valuation allowances, allowance for doubtful accounts, litigation contingencies, among others. These estimates are based on the information available to management at the time these estimates, judgments and assumptions are made. Actual results may differ materially from these estimates.
Revenue Recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the customer; (3) the collection of the fees is reasonably assured; and (4) the arrangement consideration is fixed or determinable. We record revenues net of any tax assessments by governmental authorities, such as value added taxes, that are imposed on and concurrent with specific revenue generating transactions. In some cases, contracts provide for consideration that is contingent upon the occurrence of uncertain future events. We recognize contingent revenue when the contingency has been resolved and all other criteria for revenue recognition have been met.
Our arrangements are primarily service contracts and historically, a majority of the net service revenue has been earned under contracts which range in duration from several months to several years. Most of our contracts can be terminated by the customer with 30 days' notice. In the event of termination, our contracts often provide for fees for winding down the project, which include both fees incurred and actual expenses and non-cancellable expenditures and may include a fee to cover a percentage of the remaining professional fees on the project. We do not recognize revenue with respect to start-up activities including contract and scope negotiation, feasibility analysis and conflict of interest review associated with contracts. The costs for these activities are expensed as incurred.
The majority of our contracts are for clinical research services and, to a lesser extent, consulting services. These contracts represent a single unit of accounting. Clinical research service contracts generally take the form of fee-for-service, fixed-fee-per-unit and fixed-price contracts, with the majority of the contracts being fixed-fee-per-unit. For fee-for-service contracts, fees are billed based on a contractual rate basis and the Company recognizes revenue on these arrangements as services are performed, primarily on a time and materials basis. For fixed-price contracts (including fixed-fee and fixed-price-per-unit arrangements), revenue is recognized as services are performed based upon a proportional performance basis, which we assess using output measures specific to the service provided.
Examples of output measures include, among others, study management months, number of sites activated, number of site initiation visits, and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that ratio by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided.
Changes in the scope of work are common, especially under long-term contracts, and generally result in a renegotiation of future contract pricing terms and change in contract value. If the customer does not agree to contract modification, we could bear the risk of cost overruns. Renegotiated amounts are not included in net revenues until written authorization is received, the amount is earned and realization is assured.
For the arrangements that include multiple elements, consideration is allocated to units of accounting based on the relative selling price. The best evidence of selling price of a unit of accounting is vendor-specific objective evidence, or VSOE, which is the price we charge when the deliverable is sold separately. When VSOE is not available to determine selling price, management uses relevant third-party evidence, or TPE, of selling price, if available. When neither VSOE nor TPE of selling price exists, management uses its best estimate of selling price considering all relevant information that is available without undue cost and effort. We consider the guidance related to the accounting for multiple element arrangements when determining whether more than one contract should be combined and accounted for as a single arrangement.
Billed and Unbilled Accounts Receivable and Deferred Revenues
Accounts receivable are recorded at net realizable value. Unbilled accounts receivable arise when services have been rendered for which revenue has been recognized but the customers have not been billed. In general, prerequisites for billings and payments are established by contractual provisions, including predetermined payment schedules, which may or may not correspond to the timing of the performance of services under the contract.
In some cases, payments received are in excess of revenue recognized. Deferred revenues represent billings or receipts of payments from customers in advance of services being provided and the related revenue being earned or reimbursable expenses being incurred. As the contracted services are subsequently performed and the associated revenue is recognized, the deferred revenues balance is reduced by the amount of the revenue recognized during the period.
Allowance for Doubtful Accounts
We maintain a credit approval process and make significant judgments in connection with assessing customers' ability to pay throughout the contractual obligation. Despite this assessment, from time to time, customers are unable to meet their payment obligations. We continuously monitor customers' credit worthiness and apply judgment in establishing a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified.
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. We evaluate goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. During 2012, we determined that the goodwill related to our Phase I Services reporting unit was impaired and recognized an impairment loss of $4.0 million. No impairment of goodwill or intangible assets was necessary during 2013. During the second quarter of 2014, we determined that the intangible assets and goodwill related to our Phase I Services and Global Consulting reporting units were impaired and recognized an impairment loss of $17.2 million.
Intangible assets consist primarily of trademarks, backlog and customer relationships. Finite-lived trademarks, backlog and technologies are being amortized on a straight-line basis. Customer relationships are being amortized at the greater of actual customer attrition or a straight-line basis over the estimated useful lives.

Certain trademarks have an indefinite life and are not amortized but instead are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired. Finite-lived intangible assets are tested for impairment upon the occurrence of certain triggering events.
Long-lived assets, including fixed assets and intangible assets, are regularly reviewed to determine if facts and circumstances indicate that the useful life is shorter than we originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made.
Stock-Based Compensation
We recognize stock-based compensation expense for stock option awards provided to our employees and non-employee directors. We measure stock-based compensation cost at grant date, based on the estimated fair value of the award and recognize the service-based cost on a straight-line basis (net of estimated forfeitures) over the vesting period. Stock-based compensation expense has been reported in selling, general and administrative expenses in our consolidated statements of income based upon the classification of the individuals who were granted share-based awards.
We calculate the fair value of each option award on the grant date using the Black-Scholes option-pricing model. The model requires the use of the use of subjective assumptions, including the fair value of the underlying common shares on the date of grant, the expected life of the award, share price volatility and risk-free interest rate. In developing our assumptions, we take into account the following:

•
Fair value of our common stock. Due to the absence of an active market for our common stock prior to our IPO, the fair value of our common stock on the date of the grant was determined in good faith by our Board of Directors with the assistance of management, based on a number of objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the AICPA Practice Aid. Each quarter a contemporaneous valuation of our common stock was performed by a related party. For all contemporaneous valuations performed, two commonly accepted valuation approaches were applied to estimate our enterprise value: the guideline public company method and the guideline transactions method. These methods both select a valuation multiple from comparable public companies or transactions, making adjustments for our strengths and weaknesses relative to the selected companies and transactions and applied it to our operating data to determine enterprise value. Subsequent to the IPO, the fair value of our common stock is based upon the market price of our common stock on the date of the grant as listed on the NASDAQ.

•
Expected Term.    The expected term represents the period that our option awards are expected to be outstanding. As we do not have sufficient historical experience for determining the expected term, we have based our expected term on the simplified method available under GAAP, which utilizes the midpoint between the vesting date and the end of the contractual term.

•
Expected Volatility.    We use the historical volatilities of a selected peer group because we do not have sufficient trading history to determine the volatility of our common stock. We intend to continue to rely on this information until a sufficient amount of historical information regarding the volatility of our own stock becomes available, or unless the circumstances change such that the identified companies are no longer similar to us.

•
Risk-Free Interest Rate.    We use the implied yield available on U.S. Treasury zero-coupon bonds with an equivalent remaining term of the options for each option group to represent the risk-free interest rate.

•	Expected Dividend Yield. We have not paid and do not expect to pay dividends on our common stock, therefore, we use a zero-percent dividend rate.

Once we have determined an estimated fair value, we adjust that value for expected forfeitures to represent the value of the award that we expect to vest. We estimate forfeitures based on a historical analysis of our actual forfeiture experience. We recognize the expense on a straight-line basis over the requisite service period of the award. At the end of each period, we review the estimated forfeiture rate and, as applicable, make changes to the rate calculations to reflect new developments. Stock-based compensation cost is recorded in direct costs and selling, general and administrative in the consolidated statements of operations and comprehensive loss based on the employees' respective function.
We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the consolidated statements of operations and comprehensive loss (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).
Restructuring and Related Expenses
Restructuring costs, which primarily include severance and facility closure costs, are recorded at estimated fair value. Key assumptions in determining the restructuring costs include the terms and payments that may be negotiated to terminate certain contractual obligations and the timing of employees leaving us. We account for restructuring costs in accordance with the authoritative guidance for compensation—nonretirement postemployment benefits. Under this guidance, we record these obligations when the obligations are estimable and probable.
We account for one-time termination benefits, contract termination costs and other related exit costs in accordance with the authoritative guidance for exit or disposal cost obligations. This guidance requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. Additionally, this guidance requires that (i) liabilities associated with exit and disposal activities be measured at fair value, (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period, (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract), and (iv) all other costs related to an exit disposal activity be expensed as incurred.
Income Taxes
We and our U.S. subsidiaries file a consolidated U.S. federal income tax return. Our other subsidiaries file tax returns in their local jurisdictions.
We provide for income taxes on all transactions that have been recognized in the consolidated financial statements. Specifically, we estimate our tax liability based on current tax laws in the statutory jurisdictions in which it operates. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities are recognized in net earnings in the period during which such changes are enacted. We record deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities and for tax benefit carryforwards using enacted tax rates in effect in the year in which the differences are expected to reverse.
We provide valuation allowances against deferred tax assets for amounts that are not considered more likely than not to be realized. The valuation of the deferred tax asset is dependent on, among other things, our ability to generate a sufficient level of future taxable income. In estimating future taxable income, we have considered both positive and negative evidence, such as historical and forecasted results of operations, and have considered the implementation of prudent and feasible tax planning strategies.
We recognize a tax benefit from an uncertain tax position only if we believe it is more likely than not to be sustained upon examination based on the technical merits of the position. Judgment is required in determining what constitutes an individual tax position, as well as the assessment of the outcome of each tax position. We consider many factors when evaluating and estimating tax positions and tax benefits. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in domestic and foreign jurisdictions. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result. Unrecognized tax benefits, or a portion of unrecognized tax benefits, are presented as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward. We do not foresee any reasonably possible change in the unrecognized tax benefits in the next 12 months, but circumstances can change due to unexpected changes in the tax laws.
Our policy has been to provide U.S. income taxes on earnings of foreign subsidiaries only to the extent those earnings are expected to be repatriated. Beginning in 2014, we considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States to support future growth in foreign markets and to maintain current operating needs of foreign locations. Accordingly, we have not provided a deferred income tax liability related on those undistributed earnings.
Recently Issued Accounting Standards
In March 2013, the Financial Accounting Standards Board, or FASB, issued guidance specifying that a cumulative translation adjustment, or CTA, should be recognized into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages. The guidance is effective for fiscal years beginning after December 15, 2014. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern at each annual and interim period, and to provide related footnote disclosures in certain circumstances. Disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern within one year after the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The ASU defines substantial doubt using a likelihood threshold of "probable" similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.

In January 2015, the FASB issued ASU No. 2015-1, Income Statement - Extraordinary and Unusual Items. ASU 2015-01 will eliminate from U.S. GAAP the concept of extraordinary items and will no longer require an entity to separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk.
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange rates and interest rates, and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the cost and availability of appropriate financial instruments. From time to time, we have utilized forward exchange contracts to manage our foreign currency exchange rate and interest rate risk.
Foreign Currency Exchange Rates
Approximately 28.2%, 26.8% and 26.3% of our net service revenues for the years ended December 31, 2014, 2013 and 2012, respectively, were denominated in currencies other than the U.S. dollar. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. During 2014, 2013 and 2012, the most significant currency exchange rate exposures were the Euro and British pound. A hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for 2014 by approximately $5.9 million. We do not have significant operations in countries in which the economy is considered to be highly-inflationary.
We are subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. Accordingly, exchange rate fluctuations during this period may affect our profitability with respect to such contracts. We are able to partially offset our foreign currency transaction risk through exchange rate fluctuation adjustment provisions stated in our contracts with customers, or we may hedge our transaction risk with foreign currency exchange contracts.
Interest Rates
We are subject to market risk associated with changes in interest rates. At December 31, 2014 and 2013, we had $425.0 million and $296.5 million, respectively, outstanding under credit agreements subject to variable interest rates. Each quarter-point increase or decrease in the applicable interest rate at December 31, 2014 and 2013 would change our interest expense by approximately $1.1 million and $0.7 million, respectively, per year.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of INC Research Holdings, Inc.
We have audited the accompanying consolidated balance sheets of INC Research Holdings, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INC Research Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 24, 2015

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net service revenue	$809,728	$652,418	$579,145
Reimbursable out-of-pocket expenses	369,071	342,672	289,455
Total revenue	1,178,799	995,090	868,600

Costs and operating expenses:
Direct costs	515,059	432,261	389,056
Reimbursable out-of-pocket expenses	369,071	342,672	289,455
Selling, general, and administrative	145,143	117,890	109,428
Restructuring and other costs	6,192	11,828	35,380
Transaction expenses	7,902	508	—
Goodwill and intangible assets impairment	17,245	—	4,000
Depreciation	21,619	19,175	19,915
Amortization	32,924	39,298	58,896
Total operating expenses	1,115,155	963,632	906,130
Income (loss) from operations	63,644	31,458	(37,530)

Other income (expense), net:
Interest income	249	310	239
Interest expense	(53,036)	(60,799)	(62,246)
Loss on extinguishment of debt	(46,750)	—	—
Other income (expense), net	7,689	(1,649)	4,679
Total other income (expense), net	(91,848)	(62,138)	(57,328)
Loss before provision for income taxes	(28,204)	(30,680)	(94,858)
Income tax benefit (expense)	4,734	(10,849)	35,744
Net loss	(23,470)	(41,529)	(59,114)
Class C common stock dividends	(375)	(500)	(500)
Redemption of New Class C common stock	(3,375)	—	—
Net loss attributable to common stockholders	$(27,220)	$(42,029)	$(59,614)

Net loss per share attributable to common stockholders:
Basic	$(0.51)	$(0.81)	$(1.14)
Diluted	$(0.51)	$(0.81)	$(1.14)
Weighted average common shares outstanding:
Basic	53,301	52,009	52,203
Diluted	53,301	52,009	52,203
The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net loss	$(23,470)	$(41,529)	$(59,114)
Foreign currency translation adjustments, net of tax benefit (expense) of $44, ($44), and $0, respectively	(16,359)	70	(1,945)
Comprehensive loss	$(39,829)	$(41,459)	$(61,059)
The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$126,453	$96,972
Restricted cash	505	569
Accounts receivable:
Billed, net	130,270	129,628
Unbilled	118,101	99,207
Current portion of deferred income taxes	16,177	14,378
Prepaid expenses and other current assets	35,393	35,428
Total current assets	426,899	376,182
Property and equipment, net	43,725	40,947
Goodwill	556,863	563,365
Intangible assets, net	190,359	231,051
Deferred income taxes, less current portion	15,665	3,780
Other long-term assets	11,576	17,786
Total assets	$1,245,087	$1,233,111

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,548	$9,594
Accrued liabilities	111,655	94,221
Deferred revenue	246,902	207,188
Current portion of long-term debt	4,250	4,713
Current portion of capital lease obligations	441	2,292
Total current liabilities	379,796	318,008
Long-term debt, less current portion	415,277	587,202
Capital lease obligations, less current portion	11	272
Deferred income taxes	30,368	29,233
Other long-term liabilities	27,426	22,189
Total liabilities	852,878	956,904
Commitments and contingencies (Note 17)

Stockholders' equity:
Preferred stock, $0.01 par value; 30,000,000 and 0 shares authorized, 0 shares issued and outstanding at December 31, 2014 and 2013, respectively	—	—
Common stock, $0.01 par value; 600,000,000 and 236,686,440 shares authorized, 61,233,850 and 105,137,137 shares issued, 61,233,850 and 103,794,889 shares outstanding at December 31, 2014 and 2013, respectively	612	1,051
Additional paid-in capital	634,946	480,579
Treasury stock, at cost	—	(6,751)
Accumulated other comprehensive loss	(26,200)	(9,841)
Accumulated deficit	(217,149)	(188,831)
Total stockholders' equity	392,209	276,207
Total liabilities and stockholders' equity	$1,245,087	$1,233,111

The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net loss	$(23,470)	$(41,529)	$(59,114)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	54,543	58,473	78,811
Amortization of capitalized loan fees	5,700	7,073	5,165
Stock-based compensation	3,370	2,419	1,248
Allowance for doubtful accounts	2,435	77	777
Deferred income taxes	(14,837)	3,646	(45,195)
Foreign currency adjustments	(7,390)	409	(2,474)
Gain on purchase of equity affiliate	—	—	(2,735)
Impairment of goodwill and intangible assets	17,245	—	4,000
Loss on extinguishment of debt and other debt refinancing costs	49,227	—	—
Other adjustments	(853)	477	3,404
Changes in operating assets and liabilities:
Restricted cash	31	477	1,530
Accounts receivable billed and unbilled	(24,259)	(2,537)	37,537
Accounts payable and accrued expenses	25,743	(438)	(2,105)
Deferred revenue	42,742	7,036	8,363
Other assets and liabilities	1,220	1,687	13,787
Net cash provided by operating activities	131,447	37,270	42,999

Investing activities
Acquisition of business, net of cash acquired	(2,302)	—	(3,383)
Purchase of property and equipment	(25,551)	(17,714)	(9,591)
Net cash used in investing activities	(27,853)	(17,714)	(12,974)

The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Financing activities
Proceeds from issuance of long-term debt	$288,365	$2,835	$—
Payments of debt financing costs	(5,364)	—	—
Payments on long-term debt	(164,095)	(3,520)	(10,000)
Payment of notes payable and breakage fees	(336,385)	—	—
Payments of contingent consideration related to business combinations	—	(1,266)	(2,663)
Principal payments toward capital lease obligations	(2,680)	(3,307)	(3,420)
Proceeds from the issuance of common stock	156,113	—	375
Proceeds from the exercise of stock options	145	307	31
Dividends paid	(375)	(500)	(500)
Redemption of New Class C and D common stock	(3,384)	—	—
Treasury stock repurchases	(38)	(1,390)	(2,755)
Net cash used in financing activities	(67,698)	(6,841)	(18,932)

Effect of exchange rate changes on cash and cash equivalents	(6,415)	2,894	(690)
Net change in cash and cash equivalents	29,481	15,609	10,403
Cash and cash equivalents at the beginning of the year	96,972	81,363	70,960
Cash and cash equivalents at the end of the year	$126,453	$96,972	$81,363

Supplemental disclosure of cash flow information
Cash paid for income taxes	$6,304	$2,896	$3,419
Cash paid for interest	64,347	54,191	57,035

Supplemental disclosure of noncash financing activities
Capital lease obligations for purchase of property and equipment	$—	$470	$713
The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(in thousands)
Balance at December 31, 2011	104,458	$1,050	$476,200	$(2,606)	$(7,966)	$(87,188)	$379,490
Issuance of common stock	71	1	374	—	—	—	375
Treasury stock acquired	(521)	—	—	(2,755)	—	—	(2,755)
Exercise of stock options	7	—	31	—	—	—	31
Stock-based compensation	—	—	1,248	—	—	—	1,248
Dividends paid	—	—	—	—	—	(500)	(500)
Net loss	—	—	—	—	—	(59,114)	(59,114)
Foreign currency translation adjustment, net of tax expense, $0	—	—	—	—	(1,945)	—	(1,945)
Balance at December 31, 2012	104,015	1,051	477,853	(5,361)	(9,911)	(146,802)	316,830
Treasury stock acquired	(292)	—	—	(1,390)	—	—	(1,390)
Exercise of stock options	72	—	307	—	—	—	307
Stock-based compensation	—	—	2,419	—	—	—	2,419
Dividends paid	—	—	—	—	—	(500)	(500)
Net loss	—	—	—	—	—	(41,529)	(41,529)
Foreign currency translation adjustment, net of tax expense, $44	—	—	—	—	70	—	70
Balance at December 31, 2013	103,795	1,051	480,579	(6,751)	(9,841)	(188,831)	276,207
Issuance of common stock	9,324	93	156,020	—	—	—	156,113
Redemption of New Class D common stock	(51,910)	(519)	510	—	—	—	(9)
Treasury stock acquired	(4)	—	—	(38)	—	—	(38)
Treasury stock retired	—	(14)	(5,677)	6,789	—	(1,098)	—
Exercise of stock options	29	1	144	—	—	—	145
Stock-based compensation	—	—	3,370	—	—	—	3,370
Dividends paid	—	—	—	—	—	(375)	(375)
Net loss	—	—	—	—	—	(23,470)	(23,470)
Redemption of New Class C common stock	—	—	—	—	—	(3,375)	(3,375)
Foreign currency translation adjustment, net of tax benefit, $44	—	—	—	—	(16,359)	—	(16,359)
Balance at December 31, 2014	61,234	$612	$634,946	$—	$(26,200)	$(217,149)	$392,209
The accompanying notes are an integral part of these consolidated financial statements.

INC Research Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies
Principal Business
INC Research Holdings, Inc. (the Company, Parent or Holdings) is a Contract Research Organization (CRO) providing a comprehensive range of clinical development services for the biopharmaceutical and medical device industries to its customers across various therapeutic areas. The international infrastructure of the Company's development business enables it to conduct Phase I to Phase IV clinical trials globally for pharmaceutical and biotechnology companies.
Organization
On August 13, 2010, the Company was incorporated in the State of Delaware for the purpose of acquiring the outstanding equity of INC Research, Inc. through INC Research Intermediate, LLC, a wholly-owned subsidiary of the Company. On November 7, 2014, in conjunction with the initial public offering (IPO) the Company effected a corporate reorganization, whereby INC Intermediate was merged with and into the Company.
Initial Public Offering
On November 7, 2014, the Company completed its IPO of its common stock at a price to the public of $18.50 per share and the Company’s common stock began trading on the NASDAQ Global Select Market (NASDAQ) under the symbol “INCR”. The Company issued and sold 9,324,324 shares of common stock in the IPO, including 1,216,216 shares that were offered and sold pursuant to the underwriters’ exercise in full of its option to purchase additional shares. The IPO raised proceeds to the Company of approximately $156.1 million, after deducting underwriting discounts, commissions and related expenses.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), and include the accounts and results of operations of the Company and its controlled subsidiaries. All intercompany balances and transactions are eliminated. The equity method of accounting is used for investments for which the company does not have control but exercises significant influence. There were no significant amounts on the Consolidated Balance Sheets related to investments in unconsolidated companies as of December 31, 2014 and 2013.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, stock-based compensation, valuation of goodwill and identifiable intangibles, tax related contingencies and valuation allowances, allowance for doubtful accounts, litigation contingencies, among others. These estimates are based on the information available to management at the time these estimates, judgments, and assumptions are made. Actual results may differ materially from these estimates.
Foreign Currency Translation and Transactions
The Company's significant foreign subsidiaries maintain their accounting records in their local currency. All of the assets and liabilities of these subsidiaries are converted to U.S. dollars, at the exchange rate in effect at the balance sheet date, and equity accounts are carried at historical exchange rates. Income and expense items are translated at average exchange rates in effect during each reporting period for the results of operations. The net effect of foreign currency translation adjustments is included in stockholder's equity as a component of accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.

The Company is subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. Foreign currency transaction gains or losses are credited or charged to income as incurred and are included in other income (expense), net in the accompanying Consolidated Statements of Operations.
Other Comprehensive Loss
The Company has elected to present comprehensive loss and its components as a separate statement. Other comprehensive loss refers to revenue, expenses, gains, and losses that under U.S. GAAP are recorded as an element of stockholders' equity but are excluded from net loss. The Company's other comprehensive loss consists of foreign currency translation adjustments resulting from the translation of foreign subsidiaries not using the U.S. dollar as their functional currency.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase and consist principally of bank deposits. Cash and cash equivalents are carried at cost, which approximates fair value.
Restricted Cash
Restricted cash represents cash received from customers and term deposits held as security over bank guarantees. The portion of restricted cash received from customers is available for use only for specific project-related expenses, primarily investigator fees, upon authorization from the customer. Restricted cash is classified as a current or long-term asset based on the timing and nature of when and how the cash is expected to be used or when the restrictions are expected to lapse. The Company includes changes in restricted cash balances as part of operating activities in the consolidated statements of cash flows.
Fair Value
The Company records certain assets and liabilities at fair value (see Note 6 "Fair Value Measurements"). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable through correlation with market data; and
Level 3 — Unobservable inputs that are supported by little or no market data, which require the reporting entity to develop its own assumptions.
Derivative Financial Instruments
The Company uses derivative instruments to manage exposures to interest rates. Derivatives are recorded on the balance sheet at fair value at each balance sheet date utilizing pricing models for non-exchange-traded contracts. The Company does not designate its derivative instruments as accounting hedges as defined by the authoritative guidance for derivatives and hedging. Accordingly, changes in the fair values of the Company's derivative instruments are recognized in current period earnings and the cash flow is included in operating activities. The Company does not enter into derivative instruments for trading or speculative purposes (see Note 5 "Derivatives").
Billed and Unbilled Accounts Receivable and Deferred Revenues
Accounts receivable are recorded at net realizable value. Unbilled accounts receivable arise when services have been rendered for which revenue has been recognized but the customers have not been billed. In general, prerequisites for billings and payments are established by contractual provisions, including predetermined payment schedules, which may or may not correspond to the timing of the performance of services under the contract.

In some cases, payments received are in excess of revenue recognized. Deferred revenue represents billings or receipts of payments from customers in advance of services being provided and the related revenue being earned or reimbursable expenses being incurred. As the contracted services are subsequently performed and the associated revenue is recognized, the deferred revenue balance is reduced by the amount of the revenue recognized during the period.
Property and Equipment
Property and equipment is primarily comprised of furniture, software, office and computer equipment. These assets are depreciated using the straight-line method. The Company uses the estimated useful lives of up to:

Buildings	39 years
Furniture and equipment	7 years
Computer equipment and software	5 years
Leased property and equipment, which includes certain capitalized software and equipment under capital leases and leasehold improvements, are amortized over the remaining life of the lease or the estimated life of the asset, whichever is less. Amortization of assets recorded under capital leases is included within depreciation expense. Repairs and maintenance are charged to operations as incurred and expenditures for additions and improvements that extend the useful life of the asset are capitalized.
The Company capitalizes costs of computer software developed or obtained for internal use and amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed three years.
Goodwill, Intangible Assets, and Long-Lived Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The Company evaluates goodwill for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performed its annual impairment test by estimating the fair value of each reporting unit using a combination of the income approach (a discounted cash flow analysis) and the market approach (a guideline transaction method) for purposes of estimating the total enterprise value for the reporting unit. During the second quarter of 2014, the Company determined that Phase I Services and Global Consulting reporting units were not performing according to management's expectations. The reporting units had declining revenues and minimal profitability and were not expected to recover in the near term, resulting in a triggering event requiring an evaluation of goodwill. As a result of this evaluation, the Company recorded a $9.2 million impairment of goodwill associated with the Phase I Services and Global Consulting reporting units. In 2012, the Company determined the fair value of one of its three reporting units, Phase I Services, did not exceed the carrying value and recognized a $4.0 million impairment of goodwill (see Note 2 "Financial Statement Details"). There were no impairment charges in 2013.
Intangible assets consist primarily of trademarks, backlog, and customer relationships. Finite-lived trademarks, backlog and technologies are being amortized on a straight-line basis. Customer relationships are being amortized at the greater of actual customer attrition or a straight-line basis over the estimated useful lives. Certain trademarks have an indefinite life and are not amortized but instead are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired. Finite-lived intangible assets are tested for impairment upon the occurrence of certain triggering events. During the second quarter of 2014, the Company determined that Phase I Services and Global Consulting reporting units were not performing according to management's expectations. The reporting units had declining revenues and minimal profitability and were not expected to recover in the near term, resulting in a triggering event requiring an evaluation of intangible assets for impairment. As a result of this evaluation, the Company recorded an $8.0 million impairment of intangible assets associated with the Phase I Services and Global Consulting reporting units. No events have been identified that indicate there was an impairment of the recoverability of intangible assets during the years ended December 31, 2013 and 2012.
Long-lived assets, including fixed assets and definite-lived intangibles, are regularly reviewed to determine if facts and circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of the assets may not be recoverable. If such facts and circumstances exist, the

Company assesses the recoverability of identified assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made. No events have been identified that indicate there was an impairment of the recoverability of long-lived assets during the years ended December 31, 2014, 2013 and 2012.
Revenue Recognition
The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service offering has been delivered to the customer; (3) the collection of the fees is reasonably assured; and (4) the arrangement consideration is fixed or determinable. The Company records revenues net of any tax assessments by governmental authorities, such as value added taxes, that are imposed on and concurrent with specific revenue generating transactions. In some cases, contracts provide for consideration that is contingent upon the occurrence of uncertain future events. The Company recognizes contingent revenue when the contingency has been resolved and all other criteria for revenue recognition have been met.
The Company's arrangements are primarily service contracts and historically, a majority of the net service revenue has been earned under contracts which range in duration from a few months to several years. Most of the Company's contracts can be terminated by the customer with 30 days' notice. In the event of termination, our contracts often provide for fees for winding down the project, which include both fees incurred and actual expenses and non-cancellable expenditures and may include a fee to cover a percentage of the remaining professional fees on the project. The Company does not recognize revenue with respect to start-up activities including contract and scope negotiation, feasibility analysis and conflict of interest review associated with contracts. The costs for these activities are expensed as incurred.
The majority of the Company's contracts are for clinical research services and, to a lesser extent, consulting services. These contracts represent a single unit of accounting. Clinical research service contracts generally take the form of fee-for-service, fixed-fee-per-unit and fixed price contracts, with the majority of the contracts being fixed-fee-per-unit. For fee-for-service contracts, fees are billed based on a contractual rate basis and the Company recognizes revenue on these arrangements as services are performed, primarily on a time and materials basis. For fixed-price contracts (including fixed-fee and fixed-price per unit arrangements), revenue is recognized as services are performed based upon a proportional performance basis, which the Company assesses using output measures specific to the service provided.
Examples of output measures include, among others, study management months, number of sites activated, number of site initiation visits, and number of monitoring visits completed. Revenue is determined by dividing the actual units of work completed by the total units of work required under the contract and multiplying that ratio by the total contract value. The total contract value, or total contractual payments, represents the aggregate contracted price for each of the agreed upon services to be provided.
Changes in the scope of work are common, especially under long-term contracts, and generally result in a renegotiation of future contract pricing terms and change in contract value. If the customer does not agree to contract modification, the Company could bear the risk of cost overruns. Renegotiated amounts are not included in net revenues until written authorization is received, the amount is earned and realization is assured.
For the arrangements that include multiple elements, consideration is allocated to units of accounting based on the relative selling price. The best evidence of selling price of a unit of accounting is vendor-specific objective evidence (VSOE), which is the price the Company charges when the deliverable is sold separately. When VSOE is not available to determine selling price, management uses relevant third-party evidence (TPE) of selling price, if available. When neither VSOE nor TPE of selling price exists, management uses its best estimate of selling price considering all relevant information that is available without undue cost and effort. The Company considers the guidance related to the accounting for multiple element arrangements when determining whether more than one contract should be combined and accounted for as a single arrangement.

Reimbursable Out-of-Pocket Expenses
In connection with management of multi-site clinical trials, the Company is reimbursed by its customers for fees paid to principal investigators and for other out-of-pocket costs (such as travel expenses for the Company's clinical monitors). The Company includes these costs in direct costs, and the related reimbursements are reflected in revenues, as the Company is deemed to be the primary obligor in the applicable arrangements. The Company records costs for such activities based upon payment requests or invoices that have been received from third parties in the periods presented.
Stock-Based Compensation
The Company recognizes compensation expense for all stock-based awards granted based on the fair value of the shares on the grant date. The Company measures stock-based compensation expense at grant date, based on the estimated fair value of the award. The Company estimates the fair value of each option award on the grant date using the Black-Scholes option-pricing model. The model requires the use a of number of complex and subjective variables, including the expected stock price volatility over the term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends. Due to the inherent limitations of option valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company's financial statements. For restricted stock and stock unit awards, the grant date fair value is based upon the market price of the Company's common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.
Stock-based compensation expense is recognized on a straight line basis and net of estimated forfeitures such that expense is recognized only for stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Stock-based compensation expense is recorded in direct costs and selling, general and administrative expenses in the consolidated statements of operations based on the employees' respective function.
The Company records deferred tax assets for awards that result in deductions on the Company's income tax returns, based on the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the consolidated statements of operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).
Income Taxes
The Company and its United States (U.S.) subsidiaries file a consolidated U.S. federal income tax return. Other subsidiaries of the Company file tax returns in their local jurisdictions.
The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities are recognized in net earnings in the period during which such changes are enacted. The Company records deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities and for tax benefit carryforwards using enacted tax rates in effect in the year in which the differences are expected to reverse.
Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, and has considered the implementation of prudent and feasible tax planning strategies.
Judgment is required in determining what constitutes an uncertain tax position, as well as the assessment of the outcome of each tax position. The Company considers many factors when evaluating and estimating tax positions and tax benefits. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in domestic and foreign jurisdictions. If the calculation of the liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result. Unrecognized tax benefits, or a portion of unrecognized tax benefits, are presented as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward.
Advertising Costs
Advertising costs include costs incurred to promote the Company's business and are expensed as incurred. Advertising costs were $3.4 million, $3.3 million and $3.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Restructuring and Other Costs
Restructuring costs, which primarily include severance and facility closure costs, are recorded at estimated fair value. Key assumptions in determining the restructuring costs include the terms and payments to terminate certain contractual obligations and the timing of employees leaving the Company. The Company accounts for restructuring costs in accordance with the authoritative guidance for compensation — nonretirement postemployment benefits. Under this guidance, the Company records these obligations when the obligations are estimable and probable.
The Company accounts for one-time termination benefits, contract termination costs and other related exit costs in accordance with the authoritative guidance for exit or disposal cost obligations. This guidance requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to when management commits to an exit plan. Additionally, this guidance requires that (i) liabilities associated with exit and disposal activities be measured at fair value, (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period, (iii) liabilities related to an operating lease/contract be recorded at fair value and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract), and (iv) all other costs related to an exit disposal activity be expensed as incurred. Restructuring liabilities are included in "Accrued liabilities" in the accompanying Consolidated Balance Sheets.
Earnings Per Share
The Company determines earnings per share in accordance with the authoritative guidance for earnings per share. Subsequent to the IPO, the Company has one class of common stock for purposes of the earning per share calculation and therefore computes basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share are computed in the same manner as basic earnings per share, except that the number of shares is increased to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recognized in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
Prior to the IPO, the Company calculated the number of common shares outstanding using the two-class method. Class B common shares had no right to receive dividends and Class C shares had the right to receive a preferred dividend of $0.5 million per year. Both Class B and Class C common shares were excluded from the calculations of earnings per share as they did not participate in the earnings of the Company. The Company computed basic earnings per share attributable to Class A common shares based on the weighted average number of Class A common shares outstanding during the period.
Segment Information
The Company discloses information concerning operating segments in accordance with the authoritative guidance for segment reporting, which requires segmentation based on our internal organization and reporting of revenues and operating income based upon internal accounting methods commonly referred to as the "management approach." Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision

Maker (CODM) or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's CODM is its CEO. The Company has determined that it currently has three operating and reportable segments, Clinical Development Services, Phase I Services and Global Consulting.
Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated all events and transactions through the date that these financial statements were issued.
Recently Issued Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (FASB) issued guidance specifying that a cumulative translation adjustment (CTA) should be recognized into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer results in the complete or substantially complete liquidation of the foreign entity. For sales of an equity method investment that is a foreign entity, a pro rata portion of CTA attributable to the investment would be recognized in earnings when the investment is sold. When an entity sells either a part or all of its investment in a consolidated foreign entity, CTA would be recognized in earnings only if the sale results in the parent no longer having a controlling financial interest in the foreign entity. In addition, CTA should be recognized in earnings in a business combination achieved in stages. The guidance is effective for fiscal years beginning after December 15, 2014. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern at each annual and interim period, and to provide related footnote disclosures in certain circumstances. Disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern within one year after the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The ASU defines substantial doubt using a likelihood threshold of "probable" similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.
In January 2015, the FASB issued ASU No. 2015-1, Income Statement - Extraordinary and Unusual Items. ASU 2015-01 will eliminate from U.S. GAAP the concept of extraordinary items and will no longer require an entity to separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.

Stock Splits
On October 30, 2014, the Company's Board of Directors approved amendments to the Company's Certificate of Incorporation that affected an 8.45 to 1 reverse stock split for Class A and Class B common stock, which became effective as of the date of the IPO on November 7, 2014. The par value of the common stock after each stock split remained $0.01 per common share. Accordingly, all references to share and per share information in the consolidated financial statements and the accompanying notes to the consolidated financial statements have been adjusted to reflect the stock split for all periods presented.
On August 16, 2012, the Company's Board of Directors approved amendments to the Company's Certificate of Incorporation that affected a 1 to 1,000 stock split for Class A and Class B common stock as well as an increase in the number of authorized shares to an aggregate of 236,686,440 shares of common stock.
2. Financial Statement Details
Accounts Receivable Billed, net
Accounts receivable, net of allowance for doubtful accounts, consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Accounts receivable, billed	$133,997	$131,012
Less allowance for doubtful accounts	(3,727)	(1,384)
Accounts receivable, billed, net	$130,270	$129,628
The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at the beginning of the period	$(1,384)	$(1,748)	$(2,148)
Current year provision	(2,435)	(77)	(777)
Write-offs, net of recoveries	92	441	1,177
Balance at the end of the period	$(3,727)	$(1,384)	$(1,748)
Property and Equipment, net
Property and equipment, net of accumulated depreciation, consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Software	$30,807	$38,469
Computer equipment	20,588	26,798
Leasehold improvements	12,424	10,016
Office furniture, fixtures, and equipment	8,301	7,346
Real property	5,114	5,799
Assets not yet placed in service	5,698	4,720
	82,932	93,148
Less accumulated depreciation	(39,207)	(52,201)
Property and equipment, net	$43,725	$40,947

Goodwill and Intangible Assets
During the second quarter of 2014, the Company determined that Phase I Services and Global Consulting reporting units were not performing according to management's expectations. The reporting units had declining revenues and minimal profitability and were not expected to recover in the near term, resulting in a triggering event requiring an evaluation of goodwill and intangible assets for impairment. As a result of this evaluation, the Company recorded a $9.2 million impairment of goodwill and an $8.0 million impairment of intangible assets of which $3.5 million was associated with the Phase I Services reporting unit and $4.5 million was associated with the Global Consulting reporting unit.
The changes in carrying amount of goodwill were as follows (in thousands):

	Total	Clinical Development Services	Phase I Services	Global Consulting
Balance at December 31, 2012:
Gross goodwill	$569,118	$541,695	$8,142	$19,281
Accumulated impairment losses	(4,000)	—	(4,000)	—
Total goodwill and accumulated impairment losses	565,118	541,695	4,142	19,281
2013 Activity:
Impact of foreign currency translation and other	(1,753)	(1,753)	—	—
Balance at December 31, 2013:
Gross goodwill	567,365	539,942	8,142	19,281
Accumulated impairment losses	(4,000)	—	(4,000)	—
Total goodwill and accumulated impairment losses	563,365	539,942	4,142	19,281
2014 Activity:
Acquisition of MEK	2,327	2,327	—	—
Impairment of goodwill	(9,243)	—	(1,219)	(8,024)
Impact of foreign currency translation and other	414	414	—	—
Balance at December 31, 2014:
Gross goodwill	570,106	542,683	8,142	19,281
Accumulated impairment losses	(13,243)	—	(5,219)	(8,024)
Total goodwill and accumulated impairment losses	$556,863	$542,683	$2,923	$11,257
Intangible assets, net consisted of the following (in thousands):

	December 31, 2014			December 31, 2013
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets with finite lives:
Customer relationships	$267,955	$(112,617)	$155,338	$268,153	$(73,600)	$194,553
Acquired backlog	2,049	(2,049)	—	76,078	(74,728)	1,350
Trademarks — other	204	(183)	21	5,800	(5,660)	140
Noncompete agreements	57	(57)	—	62	(54)	8
Total intangible assets with finite lives	270,265	(114,906)	155,359	350,093	(154,042)	196,051
Trademarks — INC — indefinite-lived	35,000	—	35,000	35,000	—	35,000
Intangible assets, net	$305,265	$(114,906)	$190,359	$385,093	$(154,042)	$231,051

The finite-lived intangible assets are amortized over their estimated useful lives. As a result of the impairment of the intangible assets in the second quarter of 2014, the Company reduced the estimated useful lives of certain intangible assets. As of December 31, 2014 and 2013, the estimated useful lives of the Company's intangible assets were as follows:

	Useful Life (Years)
	2014	2013
Customer relationships	6 – 10	8 – 12
Acquired backlog	1 – 3	1 – 3
Trademarks — INC	Indefinite	Indefinite
Trademarks — other	2.5	2.5
Noncompete agreements	3	3
The identifiable intangible assets are amortized over their estimated useful lives. The future estimated amortization expense for intangible assets is expected to be as follows (in thousands):

Fiscal Year Ending:
December 31, 2015	$37,883
December 31, 2016	37,862
December 31, 2017	28,479
December 31, 2018	19,096
December 31, 2019	19,096
Thereafter	12,943
Total	$155,359
Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Compensation, including bonuses, fringe benefits, and payroll taxes	$64,555	$42,043
Accrued interest	2,678	19,851
Accrued taxes	10,784	3,973
Accrued rebates to customers	7,742	5,283
Accrued professional fees and transition services	6,614	6,835
Accrued restructuring costs, current portion	1,777	2,094
Contingent consideration payable on acquisitions	1,113	—
Current portion of deferred income tax liability	319	668
Other liabilities	16,073	13,474
Total accrued liabilities	$111,655	$94,221

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Uncertain tax positions	$13,012	$13,495
Accrued restructuring costs, less current portion	4,367	3,928
Other liabilities	10,047	4,766
Total other long-term liabilities	$27,426	$22,189
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	December 31, 2014	December 31, 2013	December 31, 2012
Net realized foreign currency gain (loss)	$124	$(1,360)	$(1,213)
Net unrealized foreign currency gain (loss)	7,390	(409)	2,474
Gain on remeasurement of equity interest in GVK	—	—	2,735
Other, net	175	120	683
Total other income (expense), net	$7,689	$(1,649)	$4,679
3. Business Combinations
Acquisition of MEK Consulting
On March 5, 2014, the Company acquired stock and assets of MEK Consulting, consisting of MEK Consulting Egypt Ltd., MEK Consulting Danismanlik Ltd. Sti., MEK Consulting Hellas EPE and MEK Consulting SARL (MEK Consulting), collectively referred to as MEK. MEK is a full service CRO with operations in Egypt, Greece, Jordan, Lebanon and Turkey. The aggregate purchase price for the acquisition totaled $4.0 million, which consisted of (i) $3.0 million cash, of which $0.5 million was placed in escrow for the one-year period following the closing date for the satisfaction of potential indemnification claims, and (ii) $1.0 million contingent consideration, payable, if earned, during the one-year period following the closing date. In addition, the purchase agreement included provisions for $2.0 million retention payments to certain key employees that will be accounted for as compensation expense and expensed as earned during the three-year period following the closing date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

March 5, 2014
Cash	$3,000
Contingent consideration	1,000
Total fair value	4,000
Assets acquired:
Cash and cash equivalents	283
Accounts receivable	1,308
Other current assets	10
Property and equipment	56
Intangible assets	369
Other assets	4
Total assets acquired	2,030
Liabilities assumed:
Accounts payable	137
Accrued liabilities	250
Total liabilities assumed	387
Net identifiable assets acquired	1,643
Impact of foreign currency translation	30
Resulting goodwill	$2,327
The goodwill recognized is primarily attributable to the assembled workforce of MEK Consulting and is expected to be deductible for income tax purposes.
For the year ended December 31, 2014, the Company recorded $0.9 million of deferred consideration for successful retention of operational staff and certain key employees. The remaining $1.1 million of contingent consideration will be accrued and expensed ratably over the contingent employment periods. This contingent consideration is included as compensation expense within "Direct costs" line item in the Consolidated Statements of Operations.
GVK Biosciences Private Limited
From March 13, 2007 to January 4, 2012, the Company owned 50% of GVK, a joint venture. GVK is a full-service CRO based in India. The Company recorded the proportionate share of net income or loss incurred by the joint venture under the equity method of accounting. On January 4, 2012, the Company acquired the remaining 50% of shares for a cash consideration of $3.8 million and the results of operations are included in the consolidated financial statements from that date.
During 2012, a gain of $2.7 million was recognized as a result of the increase in the fair value of the equity interest held in GVK and was included in other income (expense), net in the consolidated statements of operations. The fair value was determined by utilizing an average EBITDA multiple from the Company's most recent acquisitions.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Fair value of consideration transferred	$3,750
Fair value of previously owned 50%	3,545
Total fair value	7,295
Assets acquired:
Cash and cash equivalents	367
Accounts receivable	310
Other current assets	39
Property and equipment	758
Other assets	134
Total assets acquired	1,608
Liabilities assumed:
Accounts payable	412
Accrued liabilities	220
Total liabilities assumed	632
Net identifiable assets acquired	976
Resulting goodwill	$6,319
The goodwill recognized is primarily attributable to the assembled workforce of GVK and none of the goodwill is expected to be deductible for income tax purposes. Pro forma financial information for the year of the company's acquisition was not material and is not presented.
4. Debt and Leases
2014 Credit Agreement
On November 13, 2014, the Company entered into a $525.0 million credit agreement (2014 Credit Agreement) which was comprised of a $425.0 million term loan ("2014 Term Loan") and a $100.0 million revolving line of credit, letter of credit and swingline facility ("2014 Revolver"). The 2014 Term Loan was issued net of a 1% discount of $4.25 million. All obligations under the 2014 Credit Agreement are guaranteed by the Company and certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The obligations under the 2014 Credit Agreement are secured by substantially all of the assets of the Company and the guarantors.
As of December 31, 2014, $425.0 million was outstanding on the 2014 Term Loan. The 2014 Term Loan has scheduled quarterly principal payments of 0.25% of the aggregate initial principal borrowed, or $1.1 million per quarter, beginning on March 31, 2015 and continuing through September 30, 2021, with the remaining outstanding principal due on November 13, 2021. The Company may be required to make additional payments on principal toward the 2014 Term Loan depending upon the generation of "Excess Cash Flow" as defined in the 2014 Credit Agreement and such additional prepayments will be applied to the scheduled installments of principal in direct order of maturity.
The 2014 Credit Agreement provides Eurodollar Rate and Base Rate term loans. Eurodollar Rate term loans are one-, two-, three-, or six-month loans (or with permission nine or twelve months) and interest is due on the last day of each three-month period of the loans. Base Rate term loans have interest due the last day of each calendar quarter-end. In advance of the last day of the then-current type of loan, the Company may select a new type of loan, so long as it does not extend beyond November 13, 2021.
The 2014 Term Loan bears interest at a rate per annum equal to an applicable margin plus, at the Borrower's option, either: (i) a base rate determined by reference to the highest of: (a) the rate of interest quoted in the print edition of The Wall Street Journal as the prime rate in effect; (b) 1/2 of 1.00% per annum above the federal funds effective rate; and (c) the LIBOR rate for an interest period of one month plus 1.00% (Base Rate); or (ii) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain reserve requirements, which, in the case of term borrowings only, will be no less than 1.00% (Eurodollar Rate). The applicable margin for the 2014 Term Loan was initially 2.75% with respect to Base Rate borrowings and 3.75% with respect to Eurodollar Rate borrowings. After the closing of our Qualified Public Offering in November 2014, the applicable margin continues to be 2.75% with respect to Base Rate borrowings and 3.75% with respect to Eurodollar Rate borrowings when the "Secured Leverage Ratio" (as defined by the 2014 Credit Agreement) is greater than 4.0 to 1.0 and is reduced to 2.50% for Base Rate borrowings and 3.50% for Eurodollar Rate borrowings when the "Secured Leverage Ratio" is less than or equal to 4.0 to 1.0. As of December 31, 2014, the interest rate on the 2014 Term Loan was 4.50%.
The interest rate for the 2014 Revolver is calculated in the same manner as the 2014 Term Loan (as indicated above), but does not include a 1.00% floor for Eurodollar Rate revolving loans. The applicable margins for the 2014 Revolver are between 2.75% and 2.25% for Base Rate borrowings and 3.75% and 3.25% for Eurodollar Rate borrowings depending on the "Secured Leverage Ratio." The Company also pays a quarterly Commitment Fee between 0.25% and 0.50% on the average daily unused balance of the 2014 Revolver depending on the "Secured Leverage Ratio" at the adjustment date.
The 2014 Revolver includes letters of credit (LOC) and swingline loans available in an amount not to exceed $15.0 million each. Fees are charged on all outstanding LOC at an annual rate equal to the margin in effect on Eurodollar Rate revolving loans plus fronting fees. The fee is payable quarterly in arrears on the last day of the calendar quarter after the issuance date until the LOC expires. As of December 31, 2014, there were approximately $0.9 million of LOCs and no swingline loans outstanding, leaving $99.1 million in available borrowings under the 2014 Revolver.
The 2014 Credit Agreement permits the Borrower to increase term loan or revolving commitments under the term loan facility and/or revolving credit facility and/or to request the establishment of one or more new term loan facilities and/or revolving facilities in an aggregate amount not to exceed $150.0 million if certain net leverage requirements are met. The availability of such additional capacity is subject to, among other things, receipt of commitments from existing lenders or other financial institutions.
The Company's maturities of obligations under the 2014 Credit Agreement for the years following December 31, 2014, are as follows (in thousands):

2015	$4,250
2016	4,250
2017	4,250
2018	4,250
2019	4,250
2020 and thereafter	403,750
Original issue discount	(5,473)
Total long-term debt	419,527
Less current portion	(4,250)
Total	$415,277
2014 Refinancing
On November 13, 2014, the Company used the proceeds from its IPO and the 2014 Credit Agreement, plus cash on hand, to repay all of its outstanding obligations under the 2011 Credit Agreement and fully redeem its $300.0 million in 11.5% 2011 Senior Notes. In addition, the Company was required to pay a redemption premium and make-whole interest of $36.4 million and recorded a $5.9 million loss on extinguishment related to the write-off of unamortized debt issuance costs. In connection with the refinancing, the Company also recognized a $4.4 million loss on extinguishment of the 2011 Credit Agreement which was comprised of $1.9 million of unamortized debt issuance costs and $2.5 million of unamortized discount.
The 2011 Credit Agreement was comprised of a $300.0 million term loan, a $75.0 million revolving line of credit and a letter of credit and swingline facilities. The term loan had scheduled quarterly principal payments of 0.25% of the aggregate initial principal borrowed, or $0.7 million per quarter, with the remaining outstanding principal due on July 12, 2018. Additionally, upon the generation of "Excess Cash Flow" as defined in the 2011 Credit Agreement the Company was required to make additional principal payments.
Debt Covenants
The 2014 Credit Agreement contains usual and customary restrictive covenants that, among other things, place limitations on the Company's ability to pay dividends or make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material documents; make acquisitions and dispose of assets; transact with affiliates; and engage in businesses that are not related to the Company's existing business.
In addition, the 2014 Credit Agreement contains and the 2011 Credit Agreement contained a restrictive financial covenant which requires the Company to maintain a minimum Secured Leverage Ratio. This ratio is calculated as a relationship between the level of secured outstanding borrowings and Consolidated EBITDA. Under the 2014 Credit Agreement and effective February 2014 under the 2011 Credit Agreement, the Secured Leverage Ratio only applies when the Company has more than 30% and 25%, respectively, of outstanding in borrowings or letters of credit under the revolving loan facility. The new covenant, when applicable, requires the Company to maintain a Secured Leverage Ratio of 4 to 1. The Company believes that it was in compliance with its debt covenants during the years ended December 2014, 2013 and 2012.
Debt Discounts and Debt Issuance Costs
The Company had recorded debt issuance costs of approximately $4.6 million and $14.5 million as of December 31, 2014 and 2013, respectively. These costs are included as a component of other assets and are being amortized as a component of interest expense using the effective interest method over the term of the debt arrangements.
Borrowings under the Company’s 2014 and 2011 Credit Agreements were issued net of a discount. As a result, the Company had a net discount balance of $5.5 million and $4.6 million as of December 31, 2014 and 2013, respectively. The discount is recorded as reduction of the principle balance and is accreted up as a component of interest expense using the effective interest method over the term of the debt arrangement.
Leases
The Company leases its office facilities under operating lease agreements that expire in various years through 2019 and records rent expense related to the leases on a straight-line basis over the term of the lease. Facilities rent expense was $21.2 million, $20.7 million and $22.7 million, for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company has a lease agreement for its corporate headquarters in Raleigh, NC that extends through February of 2019. The Company can exit the lease in February 2017, with payment of a $0.8 million termination fee.

Lease payments are subject to increases as specified in the lease agreements. Future minimum lease payments, by year and in the aggregate, under capital leases and noncancellable operating leases as of December 31, 2014, were as follows (in thousands):

	Operating Leases	Capital Leases
2015	$19,392	$518
2016	16,807	11
2017	13,755
2018	9,802
2019	2,974
2020 and thereafter	913
Total minimum payments	$63,643	529
Less amounts representing interest		(77)
Present value of capital lease obligations		452
Less current portion		(441)
Capital lease obligations, less current portion		$11
No particular lease obligations rank senior in right of payment to any other. The gross value of assets under capital leases at both December 31, 2014 and 2013 was approximately $9.2 million. These assets mainly consist of software and computer equipment and are included in property and equipment. The accumulated depreciation associated with these assets at December 31, 2014 and 2013, was approximately $8.9 million and $6.2 million, respectively. Depreciation of capital lease assets is included in depreciation and amortization expense in the consolidated statements of operations.
5. Derivatives
The 2011 Credit Agreement required that the Company enter into and maintain for at least 30 months hedge agreements so that at least 50% of the term loans are subject to a fixed interest rate. In compliance with the 2011 Credit Agreement, in August 2011, the Company entered into a $150.0 million, 1.50% three month LIBOR cap commencing on December 31, 2012, and maturing March 31, 2014. The Company paid a premium of $0.3 million for this cap, which was included in other assets on the accompanying Consolidated Balance Sheets. The Company did not elect hedge accounting for these transactions. As of December 31, 2014, the Company did not have any outstanding derivatives.
6. Fair Value Measurements
At December 31, 2014 and 2013, the Company's financial instruments included cash and cash equivalents, restricted cash, accounts receivable, account payable and debt. The fair value of the Company's cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments.
The fair value of the Company's long-term debt is determined based on market prices for identical or similar financial instruments or model-derived valuations based on observable inputs and falls under Level 2 of the fair value hierarchy as defined in the authoritative guidance. The estimated fair value of the Company's long-term debt was $423.4 million and $634.5 million at December 31, 2014 and 2013, respectively.
The Company does not have any recurring fair value measurements. There were no transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2014 and 2013.

Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangibles, are carried on the accompanying Consolidated Balance Sheets at cost and are not remeasured to fair value on a recurring basis. These assets are tested for impairment annually and when a triggering event occurs. As of December 31, 2014 and 2013, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaling $747.2 million and $794.4 million, respectively.
The fair value of these assets fall under Level 3 of the fair value hierarchy as defined in the authoritative guidance and the fair value is estimated as follows:
Goodwill — At December 31, 2014 and 2013, the Company had recorded goodwill of $556.9 million and $563.4 million, respectively. Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when an acquisition is accounted for using the purchase method. The Company performs quantitative goodwill impairment assessment on each reporting unit. The Company derives each reporting unit's fair value through a combination of the market approach (the guideline publicly traded company method) and the income approach (a discounted cash flow analysis). The Company then compares the carrying value of each reporting unit, inclusive of its assigned goodwill, to its fair value.
If the carrying value of the net assets assigned to the reporting unit exceeds the estimated fair value of the reporting unit, the Company performs the second step of the impairment test to determine the implied estimated fair value of the reporting unit's goodwill. The Company determines the implied estimated fair value of goodwill by determining the present value of the estimated future cash flows for each reporting unit and comparing the reporting unit's risk profile and growth prospects to selected, reasonably similar publicly traded companies. During 2014, the Company recognized approximately $9.2 million of impairment related to goodwill, as discussed in Note 2 "Financial Statement Details".
Finite-lived Intangible Assets — At December 31, 2014 and 2013, the Company had recorded finite-lived intangible assets of $155.4 million and $196.1 million, respectively. If a triggering event occurs, the Company determines the estimated fair value of finite-lived intangible assets by determining the present value of the expected cash flows. During 2014, the Company recognized approximately $8.0 million of impairment related to finite-lived intangible assets, as discussed in Note 2 "Financial Statement Details".
Indefinite-lived Intangible Assets — At both December 31, 2014 and 2013, the Company had recorded indefinite-lived intangible assets of $35.0 million. When evaluating indefinite-lived intangible assets for impairment, the Company performs a quantitative impairment analysis. The Company determines the estimated fair value of the indefinite-lived intangible asset (trademark) by determining the present value of the estimated royalty payments on an after-tax basis that it would be required to pay the owner for the right to use such trade name. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess. No indication of impairment was identified during the Company's annual review.
7. Restructuring and Other Costs
2011 Integration and Realignment Plan
In July 2011, after the closing of the acquisition of Kendle International Inc., (Kendle), the Company adopted a plan to restructure and integrate operations to reduce expenses and improve operating efficiencies principally through headcount reduction, elimination of redundant facilities and operating infrastructure. The plan was completed in 2013. Costs included in the restructuring plan were employee severance, office consolidation costs, and information technology, legal, consulting, and other administrative costs related to the integration of Kendle. For the years ended December 31, 2013 and 2012 the Company recorded total pre-tax charges of $2.1 million and $33.3 million, respectively.

2012 Realignment Plan
In March 2012, the Company adopted a plan to better align headcount and costs with the current geographic sources and mix of revenue. The Company incurred $2.1 million in severance costs for the year ended December 31, 2012. All actions under this plan were completed by December 31, 2012.
2013 Realignment Plan
In March 2013, the Company adopted a plan to better align headcount and costs with the current geographic sources and mix of revenue. The Company incurred $7.9 million in severance costs and $1.8 million of facility closure cost for the year ended December 31, 2013. Actions under this plan were substantially completed by December 31, 2013.
2014 Realignment Plan
During 2014, the Company initiated restructuring activities worldwide, primarily related to the closure of its Glasgow facility and partial closure of its Cincinnati facility which was initiated during the second quarter of 2014. The Company incurred 2.7 million of severance costs and 3.4 million in facility closure expenses related to these restructuring activities. Actions under this plan were completed by December 31, 2014.
The costs related to all plans are included in restructuring and other costs in the consolidated statements of operations. During the years ended December 31, 2014, 2013 and 2012 the Company made payments and provision adjustments for all plans as presented below (in thousands):

	Employee Severance Costs	Facility Closure Charges	Other Charges	Total
Balance at December 31, 2011	$800	$—	$484	$1,284
Expenses incurred	13,274	13,903	8,203	35,380
Payments made	(11,501)	(7,238)	(7,836)	(26,575)
Balance at December 31, 2012	2,573	6,665	851	10,089
Expenses incurred	7,892	1,829	2,107	11,828
Payments made	(10,465)	(2,957)	(2,473)	(15,895)
Balance at December 31, 2013	—	5,537	485	6,022
Expenses incurred	2,716	3,445	31	6,192
Payments made	(2,716)	(2,838)	(516)	(6,070)
Balance at December 31, 2014	$—	$6,144	$—	$6,144
8. Stockholders' Equity
On October 30, 2014, the Company's Board of Directors approved amendments to the Company's Certificate of Incorporation that affected an 8.45 to 1 reverse stock split for Class A and Class B common stock, which became effective as of the date of the IPO on November 7, 2014. The par value of the common stock after each stock split remained $0.01 per common share.
On November 7, 2014, in conjunction with the IPO the Company effected a corporate reorganization, whereby INC Intermediate, was merged with and into the Company. In conjunction with the reorganization, the Company authorized 300,000,000 shares of New Class A common stock, 300,000,000 shares of New Class B common stock and 30,000,000 shares of preferred stock with a par value of $0.01 per share. Additionally, as part of the merger, (i) each then outstanding share of the Company's Class A common stock held by stockholders other than an affiliate of the Ontario Teachers' Pension Plan Board, or OTPP, was converted into one share of New Class A common stock, (ii) each then outstanding share of Class A common stock held by an affiliate of OTPP was converted into one share of New Class B common stock, (iii) each then outstanding share of Class B common stock was converted into New Class D common stock, and (iv) each then outstanding share of Class C common stock was converted into one share of New Class C common stock. The New Class B common stock is convertible into New Class A common stock at any time. Upon completion of the reorganization OTPP immediately converted New Class B common shares into New Class A common shares such that it owns 29.0% of the New Class A common stock.
The Board of Directors also approved the redemption of all the outstanding shares of New Class C common stock and New Class D common stock for $3.4 million and $9,000, respectively, using cash on hand, and the retirement of all treasury shares. As of December 31, 2014, the Company recorded the cost of redemption of the New Class C and New Class D common stock as a reduction to stockholder's equity in its Consolidated Balance Sheet. The par value of the shares redeemed was charged to common stock, with the excess of the purchase price over par first charged against any available additional paid-in capital related to the redeemed class of stock, and the balance charged to retained earnings. As a result of this transaction, $3.4 million was applied against retained earnings. Additionally, as of December 31, 2014, the Company retired all of its treasury shares. The par value of the shares retired was charged to common stock, with the excess of the repurchase price over par charged on a pro rata basis against additional paid-in capital and retained earnings.
Subsequent to the redemptions of the New Class C common stock and the New Class D common stock discussed above, the Company amended its Certificate of Incorporation to eliminate the New Class C common stock and the New Class D common stock from its authorized capital stock.
The following is a summary of the Company's authorized, issued and outstanding shares:

	As of December 31,
	2014	2013
Shares Authorized:
Class A common stock	300,000,000	118,343,195
Class B common stock	300,000,000	118,343,195
Class C common stock	—	50
Preferred stock	30,000,000	—
Total shares authorized	630,000,000	236,686,440
Shares Issued:
Class A common stock	51,199,856	52,568,568
Class B common stock	10,033,994	52,568,568
Class C common stock	—	1
Preferred stock	—	—
Total shares issued	61,233,850	105,137,137
Shares Outstanding:
Class A common stock	51,199,856	51,897,444
Class B common stock	10,033,994	51,897,444
Class C common stock	—	1
Preferred stock	—	—
Total shares outstanding	61,233,850	103,794,889
Voting Rights and Conversion Rights of the Common Stock
Subsequent to the corporate reorganization, each share of Class A common stock is entitled to one vote on all matters to be voted on by the stockholders of the Company, including the election of directors. Each share of Class B common stock is entitled to one vote on all matters to be voted on by the stockholders of the Company, except for the right to vote in the election of directors. Additionally, each share of Class B common stock is convertible (on a one-for-one basis) into Class A common stock at any time at the election of the holder.
Prior to the corporate reorganization, each share of Class A common stock was entitled to one vote on matters to be voted on by the stockholders of the Company, except with respect to the election of directors. Each Class B common stock was entitled to one vote with respect to the election of directors but had no vote on any other matters to be voted on by the stockholders of the Company. Each share Class C common stock was not entitled any vote on matters to be voted on by the stockholders of the Company unless such matter adversely affected the rights and preferences of Class C common stock with respect to "Special Dividends" (discussed below) payable to the holders of Class C common stock. Had such a matter adversely affected the rights and preferences of Special Dividends payable to the holders of Class C common stock, the affirmative vote of the holders of the majority of Class C common stock was required.
Dividend Rights and Preferences of the Common Stock
Subsequent to the corporate reorganization, the holders of Class A and Class B common stock are entitled to dividends on a pro rata basis at such time and in such amounts as, if and when declared by the Board of Directors of the Company.
Prior to the corporate reorganization, the holders of Class A common stock were entitled to dividends at such time and in such amounts as, if and when declared by the Board of Directors of the Company. However the holders of Class A common stock were not entitled to participate in any Special Dividends. The holders of Class B common stock were not entitled to dividends of any amount at any time. The holders of Class C common were entitled to receive a Special Dividend of up to $0.5 million annually paid ratably throughout the year.
Special dividends of $0.4 million were paid to the stockholder of the one share of Class C common stock during the year ended December 31, 2014. Special dividends of $0.5 million were paid to the stockholder of the one share of Class C common stock issued and outstanding during each of the years ended December 31, 2013 and 2012.
Liquidation Rights and Preferences of the Common Stock
Subsequent to the corporate reorganization, the holders of Class A and Class B common stock are entitled to participate on a pro rata basis in all distributions made in connection with a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
Prior to the corporate reorganization, the holders of Class A common stock were entitled to participate on a pro rata basis in all distributions to the holders of Class A common stock upon the occurrence of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, subsequent to the payment preference available to the holders of Class B common stock. The holders of Class B common stock were entitled to receive $0.000169 per share of Class B common stock, subject to adjustment for any stock splits, combinations or similar events, upon the voluntary or involuntary dissolution, liquidation, or winding up of the affairs of the Company. The holders of Class C common stock were not entitled to participate in any distributions to the holders of any class of capital stock of the Company in any liquidation, dissolution or winding up of the Company. However the holders of Class C common stock were entitled to any accrued and unpaid Special Dividends prior to any amounts being paid in respect to any other class of capital stock of the Company.
9. Stock-Based Compensation
Overview of Employee Stock-Based Compensation Plans
The Company currently has one equity-based compensation plan, the INC Research Holdings, Inc. 2014 Equity Incentive Plan (the 2014 Plan), from which stock-based awards are currently granted. In addition, the Company has the INC Research Holdings, Inc. 2010 Equity Incentive Plan (the 2010 Plan) that was terminated effective October 30, 2014, except as to outstanding awards. No further awards can be issued under the 2010 Plan. The 2014 Plan was established on November 3, 2014 and permits granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), cash performance awards or stock awards to employees, as well as non-employee directors and consultants. The terms of equity-based instruments granted under the Plan are determined at the time of grant and are typically subject to such conditions as continued employment, passage of time and/or satisfaction of performance criteria. Stock options and RSUs typically vest ratably over three-year to four-year periods from the grant date. The Board of Directors and the Compensation Committee have the discretion to determine different vesting schedules. Stock options have a maximum term of ten years. The exercise price per share of stock options may not be less than the fair market value of a share of the Company's common stock on the date of grant. Upon the exercise of stock options or vesting of RSUs, the Company issues new shares of common stock.

As of December 31, 2014, the Company had equity grants outstanding under both the 2010 Plan and 2014 Plan. The maximum number of shares reserved for issuance under the Plans was 7,137,325, of which 3,206,431 shares were available for future grants as of December 31, 2014. In addition, shares underlying any outstanding stock award or stock options grant canceled prior to vesting or exercise become available for use under 2014 Plan. The number and frequency of stock-based awards are based on competitive practices, operating results and government regulations.
Stock Option Awards
The following table sets forth the summary of option activity under our Plans for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	2,859,573	$9.72
Granted	1,233,984	15.97
Exercised	(14,530)	9.98
Forfeited	(125,100)	10.42
Expired	(23,707)	10.56
Outstanding at December 31, 2014	3,930,220	$11.64	8.18	$55,206
Vested and expected to vest at December 31, 2014	3,646,131	$11.51	8.12	$51,693
Exercisable at December 31, 2014	1,472,253	$9.93	7.26	$23,202
The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the aggregate difference between the closing price of our common stock on December 31, 2014 of $25.69 and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2014. As of December 31, 2014, there was $11.7 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.9 years.
Other information pertaining to the Company's stock option awards is as follows (in thousands, except per share data):

	Years Ended December 31,
	2014	2013	2012
Weighted average grant date fair value of options granted	$5.59	$4.48	$4.56
Total intrinsic value of options exercised	$133	$74	$8
During the year ended December 31, 2014, 14,530 stock options were exercised for which the Company received cash of $145,100. The associated tax benefit of $133,365 was fully offset by a valuation allowance due to the Company's cumulative loss position as of December 31, 2014.
2014 Options Modification
On October 3, 2014, the Board of Directors unanimously adopted a resolution to modify all performance-based options granted and still outstanding under the 2010 Plan and Nonqualified Stock Option Award Agreements, contingent on a successful IPO. The terms of all options with performance-based conditions were revised such that the options would continue to vest over the same five-year period and would maintain their original terms, except for the performance criteria, which was removed as a vesting condition. This modification in terms of the awards resulted in Type I Probable-to-Probable modification, where the expectation that the award will ultimately vest remains as probable. In total, stock option awards held by 53 current employees to purchase in aggregate 1,543,525 shares of common stock were modified. Because all of the options from the original unvested awards were expected to vest and no terms affecting valuation of options were modified, fair value of these options did not change and no incremental compensation expense was recognized as a result of this modification.
2013 Options Modification
On August 5, 2013, the Board of Directors unanimously adopted a resolution to adjust the EBITDA targets for all options granted and still outstanding under the 2010 Plan and Nonqualified Stock Option Award Agreements. The terms of all options with performance-based conditions were revised to set a new vesting schedule and include downward revision of EBITDA targets for years 2013 to 2017. This modification in terms of the awards resulted in Type III Improbable-to-Probable modification, where the expectation that the award will ultimately vest changes from improbable to probable. In total, stock option awards held by 37 current employees to purchase in aggregate 1,082,426 shares of common stock were modified. Because none of the options from the original unvested award were expected to vest, no compensation expense had been previously recognized with respect to the original performance-based awards. Therefore, the fair value of the modified awards represents the total cumulative compensation cost that the company will recognize prospectively. As a result of this modification, the Company incurred approximately $1.1 million of incremental compensation expense in 2013.
Restricted Stock Units Awards
The following table sets forth a summary of RSUs outstanding under the 2014 Plan as of December 31, 2014 and changes during the year then ended:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2013	—	$—
Granted	674	24.61
Non-vested at December 31, 2014	674	$24.61
At December 31, 2014, there was $16,224 of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.9 years.
Stock-Based Compensation Valuation and Expense
The Company accounts for its employee stock-based compensation plans using the fair value method, as prescribed by the authoritative guidance for stock compensation. The fair value method requires the Company to estimate the grant date fair value of its stock-based awards and amortize this fair value to compensation expense over the requisite service period or vesting term. The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted. The determination of the fair value of stock-based awards on the date of the grant using an option pricing model is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. Due to inherent limitations of option valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of stock-based awards, the ultimate value realized by award holders may vary significantly from the amounts recognized in the Company's financial statements. For RSUs, the grant date fair value is based upon the market price of the Company's Class A common stock on the date of the grant.
Stock-based compensation expense is recognized net of estimated forfeitures such that expense is recognized only for those stock-based awards that are expected to vest. A forfeiture rate is estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

Total stock-based compensation expense recognized was as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Direct Costs	$1,371	$1,032	$570
Selling, general, and administrative	1,999	1,387	678
Total stock-based compensation expense	$3,370	$2,419	$1,248
The total income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation arrangements was approximately $0.5 million in 2012. There was no income tax benefit recognized in the Consolidated Statements of Operations for stock-based compensation in 2014 or 2013.
Determination of and Assumptions used in Valuation Model
The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted. The use of this model requires the Company to make a number of subjective assumptions. The following addresses each of these assumptions and describes the methodology for determining each assumption:
Fair value of our common stock - Due to the absence of an active market for our common stock prior to our IPO, the fair value of our common stock on the date of the grant was determined in good faith by our Board of Directors with the assistance of management, based on a number of objective and subjective factors consistent with the methodologies outlined in the AICPA Practice Aid. Each quarter a contemporaneous valuation of our common stock was performed by a related party. For all contemporaneous valuations performed, two commonly accepted valuation approaches were applied to estimate our enterprise value: the guideline public company method and the guideline transactions method. These methods both select a valuation multiple from comparable public companies or transactions, making adjustments for our strengths and weaknesses relative to the selected companies and transactions and applied it to our operating data to determine enterprise value. Subsequent to the IPO, the fair value of our common stock is based upon the market price of our common stock on the date of the grant as listed on the NASDAQ.
Expected Life - The expected life of options granted by the Company has been determined based upon the "simplified" method as allowed by authoritative literature and represents the period of time that options granted are expected to be outstanding. The estimated length of life of an option is based on the midpoint between the vesting date and the end of the contractual term. The Company uses this estimate because it has not accumulated sufficient historical data to make a reasonable estimate of the expected life.
Expected Volatility - Expected volatility is estimated based on the historical volatility of a peer group of publicly traded companies for a period equal to the expected term of the award, as the Company does not have adequate history to calculate its own historical or implied volatility.
Risk-Free Interest Rate - The risk-free interest rate is based on U.S. Treasury zero-coupon bonds whose term is consistent with the expected life of stock options.
Expected Dividend Yield - The Company has not paid and does not anticipate paying cash dividends on its shares of Class A common stock; therefore, the expected dividend yield is assumed to be zero.

The fair value of options was determined using the Black-Scholes valuation model and used the following assumptions:

	Years Ended December 31,
	2014	2013	2012
Expected volatility of the Company's stock	30.0% - 34.8%	36.0% – 42.8%	43.0%
Risk-free interest rate	1.7% - 2.5%	0.9% – 2.3%	0.9% – 1.5%
Expected life of option (in years)	5 - 7.6	5.5 – 7.5	6.5
Expected dividend yield on the Company's stock	—%	—%	—%
10. Income Taxes
The components of loss before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Domestic	$(75,000)	$(76,664)	$(114,667)
Foreign	46,796	45,984	19,809
Loss before provision for income taxes	$(28,204)	$(30,680)	$(94,858)
The components of income tax benefit (expense) were as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Federal income taxes:
Current	$(400)	$(199)	$(145)
Deferred	1,059	(3,090)	36,127
Foreign income taxes:
Current	(9,060)	(6,627)	(9,206)
Deferred	13,892	(1,604)	5,214
State income taxes:
Current	(643)	(377)	(100)
Deferred	(114)	1,048	3,854
Income tax benefit (expense)	$4,734	$(10,849)	$35,744

Actual income tax benefit (expense) differed from the amount computed by applying the U.S. federal tax rate of 35% to pre-tax loss as a result of the following (in thousands):

	Years Ended December 31,
	2014	2013	2012
U.S. federal income tax benefit at statutory rate	$9,871	$10,738	$33,210
Increase (decrease) in income tax benefit resulting from:
Foreign income inclusion	(11,794)	—	(7,067)
U.S. taxes recorded on previous foreign earnings	10,043	(13,909)	—
Decrease (increase) in valuation allowance	(1,527)	(10,175)	(976)
Foreign branch earnings	(1,976)	(536)	1,011
Tax credits	1,080	1,824	2,072
Income not subject to taxation	931	1,308	3,136
State and local taxes, net of federal benefit	2,124	2,363	3,480
Capitalized transaction costs	(1,256)	—	—
Impact of foreign rate differential	4,536	3,938	709
Increase in reserve for uncertain tax positions	(783)	(2,125)	(2,506)
Provision to tax return and other deferred tax adjustments	(2,718)	(4,226)	4,539
Goodwill impairment	(3,235)	—	(1,400)
Other, net	(562)	(49)	(464)
Income tax benefit (expense)	$4,734	$(10,849)	$35,744
Prior to December 2013, the Company had considered all of its undistributed earnings of its foreign subsidiaries to be indefinitely reinvested. Accordingly, no deferred taxes were recorded for the difference between the financial and tax basis investment in foreign subsidiaries. As of December 2013, management reevaluated this assertion in light of strategic plans for the use of excess cash generated from significant growth in its operations and cash flows. The Company concluded that the indefinite reversal exception under ASC 740-30-25-17 did not apply for 2013 undistributed earnings of its foreign subsidiaries, due to potential plans to repatriate the earnings as part of an initiative to reduce our overall level of long-term debt. Accordingly, the Company recorded tax expense of $13.9 million in the year ended December 31, 2013.
At December 31, 2014, management reevaluated this assertion following the IPO and significant pay down of its debt held in the United States. With this reduction in debt and related interest expense, the Company expects to be able to support the cash needs of the domestic subsidiaries without repatriating undistributed earnings of its foreign subsidiaries. As a result of this change in assertion, the Company reversed the full balance of the deferred tax liability of $10.0 million related to the United States and withholding taxes provided on its 2013 undistributed foreign earnings. No tax benefit was recorded as a result of the release of the deferred tax liability as there is a full valuation allowance on the net deferred tax assets in the United States. The undistributed earnings that remain indefinitely reinvested would create additional U.S. taxable income if these earnings were distributed to the United States in the form of dividends, or otherwise. Depending on the tax position in the year of repatriation, the Company may have to pay additional U.S. income taxes. Withholding taxes may also apply to the repatriated earnings.
At December 31, 2014, approximately $168.8 million in foreign subsidiaries' undistributed earnings are considered indefinitely reinvested outside the United States. The earnings of these subsidiaries are not required as a source of funding for U.S. operations, and such earnings are not planned to be distributed to the United States in the foreseeable future. Determination of the amount of unrecognized income tax liability related to these indefinitely reinvested and undistributed foreign subsidiary earnings is currently not practicable.
For the year ended December 31, 2014, the valuation allowance on deferred tax assets increased by $2.2 million. The Company continues to provide a valuation allowance for net deferred tax assets related to its domestic operations.

The Company released a significant portion of the valuation allowances primarily related to foreign loss carryforwards in 2014 and will continue to reassess the ability to realize the deferred tax benefits on a quarterly basis. If it is more likely than not that the Company will not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense. The release of these valuation allowances resulted in an income tax benefit of $18.2 million during the year ended December 31, 2014. The following table summarizes the changes in the valuation allowance for deferred tax assets (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at the beginning of the period(a)	$46,461	$36,860	$35,884
Charged (credited) to income tax expense	1,527	10,175	976
Other adjustments(b)	672	(574)	—
Balance at the end of the period	$48,660	$46,461	$36,860

(a)
The 2012 beginning balance has been adjusted to reflect the adoption of ASU 2013-11 "Presentation of a Liability for an Unrecognized Tax Benefit When a Net Operating Loss or Tax Credit Carryforward Exists."

(b)	Other adjustments denote the effects of foreign currency exchange, write-offs, recoveries and certain reclassifications related to ASC 740 Income Taxes.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2014	December 31, 2013
Deferred tax assets:
Net operating losses	$80,844	$86,682
Tax credits	15,727	13,305
Deferred revenue	2,683	4,644
Foreign exchange	1,767	5,223
Employee compensation and other benefits	14,446	6,748
Allowance for doubtful accounts	2,058	490
Deferred rent	775	938
Accrued liabilities	5,910	7,656
Other	932	207
Total deferred tax assets	125,142	125,893
Less: valuation allowance	(48,660)	(46,461)
Net deferred tax assets	76,482	79,432
Deferred tax liabilities:
Undistributed foreign earnings	—	(7,729)
Foreign branch operations	(3,918)	—
Depreciation and amortization	(71,409)	(83,446)
Total deferred tax liabilities	(75,327)	(91,175)
Net deferred tax assets (liabilities)	$1,155	$(11,743)

As of December 31, 2014 and 2013, the Company had U.S. Federal NOL carryforwards of approximately $185.1 million and $191.4 million, respectively. Based on current estimates, approximately $5.1 million of U.S. Federal NOL carryforwards are subject to limitation under Internal Revenue Code of 1986, as amended (IRC), §382 and will expire unused. In addition, as a result of the Kendle acquisition, approximately $76.6 million in NOL carryforwards are subject to an annual §382 base limitation of $7.7 million. The limitation is not expected to impact the realization of the deferred tax assets associated with these NOLs. The U.S. Federal NOL carryforwards begin to expire in 2018. As of December 31, 2014 and 2013, the Company had state NOL carryforwards of approximately $263.2 million and $239.2 million, respectively, a portion of which will expire annually.
The Company also had foreign NOL carryforwards of $83.7 million and $113.2 million as of December 31, 2014 and 2013, respectively. A valuation allowance has been established for jurisdictions where the future benefit is uncertain. At December 31, 2014 and 2013, the valuation allowance totaled $36.1 million and $111.9 million, respectively.
The Company recognizes a tax benefit from any uncertain tax positions only if they are more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. Components of the reserve are classified as either a current or long-term liability in the Consolidated Balance Sheets based on when the Company expects each of the items to be settled.
The Company had gross unrecognized tax benefits of approximately $21.6 million and $23.7 million as of December 31, 2014 and 2013, respectively. If the unrecognized tax benefits were recognized, the result would be an increase in the Company's income tax expense of $13.0 million and $13.5 million, respectively. These amounts are net of accrued interest and penalties relating to unrecognized tax benefits of approximately $2.6 million and $1.9 million, respectively.
The Company's policy is to provide for interest and penalties related to unrecognized tax benefit within the income tax expense line item in the consolidated statements of operation. The amount of interest and penalties recorded as an addition to income tax expense was $0.8 million, $1.1 million, and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company believes it is reasonably possible that a decrease of up to $0.1 million in unrecognized income tax benefits for foreign items may be necessary within the next 12 months due to lapse of statutes of limitations or uncertain tax positions being effectively settled. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of resolution. The following table shows the reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest (in thousands):

Gross tax liability at December 31, 2011	$22,315
Statute closures	(78)
Additions for tax positions of current year	2,564
Additions for tax positions of prior years	1,073
Reductions for tax positions of prior years	(3,356)
Gross tax liability at December 31, 2012	22,518
Statute closures	(78)
Additions for tax positions of prior years	1,250
Gross tax liability at December 31, 2013	23,690
Statute closures	(952)
Additions for tax positions of prior years	286
Reductions for tax positions of prior years	(485)
Impact of changes in exchange rates	(774)
Settlements for tax positions of prior years	(199)
Gross tax liability at December 31, 2014	$21,566

Due to the geographic breadth of the Company's operations, numerous tax audits may be ongoing throughout the world at any point in time. Income tax liabilities are recorded based on estimates of additional income taxes which will be due upon the conclusion of these audits. Estimates of these income tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be materially different from these estimates. In such an event, the Company will record additional income tax expense or benefit in the period in which such resolution occurs.
The Company remains subject to audit by the IRS back to 1999 due to NOL carryforwards. The Company is subject to audit by various state taxing jurisdictions generally for the years 2007 to 2009, and in some cases longer due to NOL carryforwards. The Company's tax filings are open to investigation from 2010 forward in the United Kingdom, which is the jurisdiction of the Company's largest foreign operation.
11. Employee Benefit Plan
The Company offers employees a defined contribution retirement benefit plan (the 401(k) Plan) that complies with Section 401(k) of the IRC. Substantially all U.S. employees that meet minimum age requirements are eligible to participate in the 401(k) Plan. The Company matches 50% of each participant's voluntary contributions, subject to a maximum contribution of 6% of the participant's compensation. Participants vest ratably over five years in all Company contributions provided they remain employed with the Company. The Company's contributions for the years ended December 31, 2014, 2013 and 2012 to the 401(k) Plan were $4.6 million, $3.6 million and $2.5 million, respectively. The Company's contributions are recorded in direct costs and selling, general and administrative line items in the Consolidated Statements of Operations.

12. Earnings Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per share computations for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share data):

	Net Loss (Numerator)	Number of Shares (Denominator)	Per Share Amount
For the year ended December 31, 2014
Basic net income per share	$(27,220)	53,301	$(0.51)
Effect of dilutive securities	—	—	—
Diluted net loss per share	$(27,220)	53,301	$(0.51)
For the year ended December 31, 2013
Basic net loss per share	$(42,029)	52,009	$(0.81)
Effect of dilutive securities	—	—	—
Diluted net loss per share	$(42,029)	52,009	$(0.81)
For the year ended December 31, 2012
Basic net loss per share	$(59,614)	52,203	$(1.14)
Effect of dilutive securities	—	—	—
Diluted net loss per share	$(59,614)	52,203	$(1.14)
The computation of diluted loss per share excludes unexercised stock options that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Weighted average number of stock options calculated using the treasury stock method that were excluded due to the assumed exercise proceeds exceeding the average market price of our common stock during the period	709	1,318	835
Weighted average number of stock options calculated using the treasury stock method that were excluded due to the reporting of a net loss for the period	558	24	33
Total common stock equivalents excluded from diluted net loss per share computation	1,267	1,342	868

13. Segment Information
The Company is managed through three reportable segments: Clinical Development Services, Phase I Services, and Global Consulting. Clinical Development Services offers a variety of clinical development services, including full-service global studies, as well as with ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management and study reports to assist customers with their drug development process. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages and support for Phase I studies in established compounds. Global Consulting provides consulting services regarding clinical trial regulatory affairs, regulatory consulting services, quality assurance audits and pharmacovigilance consulting, non-clinical consulting and medical writing consulting.
The Company's CODM reviews segment performance and allocates resources based upon segment revenue and segment contribution margin. The Company's CODM does not review inter-segment revenue when evaluating segment performance and allocating resources to each segment. Thus, inter-segment revenue is not included in the segment revenues presented in the table below. As such, total segment revenue in the table below is equal to the Company's consolidated net service revenue. All direct costs are allocated to the Company's segments, and as such, segment total direct costs are equal to the Company's consolidated direct costs and consolidated gross margin. Revenue, direct costs and contribution margin for each of our segments are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenue:
Clinical Development Services	$790,801	$620,880	$552,826
Phase I Services	10,997	23,307	21,599
Global Consulting	7,930	8,231	4,720
Segment revenue	809,728	652,418	579,145
Reimbursable out-of-pocket expenses not allocated to segments	369,071	342,672	289,455
Total revenue	$1,178,799	$995,090	$868,600
Direct costs:
Clinical Development Services	$496,515	$412,106	$370,070
Phase I Services	9,958	14,039	15,010
Global Consulting	8,586	6,116	3,976
Segment direct costs	515,059	432,261	389,056
Reimbursable out-of-pocket expenses not allocated to segments	369,071	342,672	289,455
Direct costs and reimbursable out-of-pocket expenses	$884,130	$774,933	$678,511
Segment contribution margin:
Clinical Development Services	$294,286	$208,774	$182,756
Phase I Services	1,039	9,268	6,589
Global Consulting	(656)	2,115	744
Segment contribution margin	294,669	220,157	190,089
Less expenses not allocated to segments:
Selling general and administrative	145,143	117,890	109,428
Restructuring and other costs	6,192	11,828	35,380
Transaction expenses	7,902	508	—
Goodwill and intangible assets impairment	17,245	—	4,000
Depreciation and amortization	54,543	58,473	78,811
Consolidated income (loss) from operations	$63,644	$31,458	$(37,530)

14. Operations by Geographic Location
The Company conducts operations in North America, Europe, Middle East and Africa, Asia-Pacific and Latin America through wholly-owned subsidiaries and representative sales offices. The Company attributes net service revenues to geographical locations based upon the location of the customer (i.e., the location of where the Company invoices the end customer). The following table summarizes total revenue by geographic area (in thousands and all intercompany transactions have been eliminated):

	December 31, 2014	December 31, 2013	December 31, 2012
Net service revenues:
North America(1)	$570,463	$477,303	$425,364
Europe, Middle East and Africa	215,836	160,156	138,858
Asia-Pacific	23,406	14,567	14,260
Latin America	23	392	663
Total net service revenue	809,728	652,418	579,145
Reimbursable-out-of-pocket expenses	369,071	342,672	289,455
Total revenue	$1,178,799	$995,090	$868,600

(1)
Net service revenues for the North America region include revenue attributable to the U.S. of $567.3 million, $468.6 million and $418.2 million, or 70%, 72% and 72% of net service revenues, for the years ended December 31, 2014, 2013 and 2012, respectively. No other countries represented more than 10% of net service revenue for any period.

The following table summarizes long-lived assets by geographic area (in thousands and all intercompany transactions have been eliminated):

	December 31, 2014	December 31, 2013
Total property and equipment, net:
North America(1)	$28,287	$27,413
Europe, Middle East and Africa(2)	10,212	10,054
Asia-Pacific	4,473	1,098
Latin America	753	2,382
Total property and equipment, net	$43,725	$40,947

(1)
Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $26.6 million and $25.5 million for the years ended December 31, 2014 and 2013, respectively.

(2)
Long-lived assets for the Europe, Middle East and Africa region include property and equipment, net attributable to Spain of $4.5 million and $5.1 million for the years ended December 31, 2014 and 2013, respectively.

15. Concentration of Credit Risk
Financial assets that subject the Company to credit risk primarily consist of cash and cash equivalents and billed and unbilled accounts receivable. The Company's cash and cash equivalents consist principally of cash and are maintained at several financial institutions with reputable credit ratings. The Company believes these instruments bear minimal credit risk. There is no state insurance coverage on bank balances of $1.2 million at December 31, 2014, held in The Netherlands.
Substantially all of the Company's net service revenue is earned by performing services under contracts with pharmaceutical and biotechnology companies. The concentration of credit risk is equal to the outstanding billed and unbilled accounts receivable, less deferred revenue related thereto. The Company does not require collateral or other securities to support customer receivables. The Company maintains a credit approval process and makes significant judgments in connection with assessing customers' ability to pay throughout the contractual obligation. Despite this assessment, from time to time, customers are unable to meet their payment obligations. The Company continuously monitors customers' credit worthiness and applies judgment in establishing a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified.
Various subsidiaries of Otsuka Holdings Co., Ltd. accounted for approximately 14%, 15% and 12% of net service revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Various subsidiaries of Astellas Pharma, Inc. accounted for 12% of total net service revenue for the year ended December 31, 2014. At December 31, 2014 and 2013, no customer accounted for more than 10% of billed and unbilled accounts receivable.
16. Related-Party Transactions
Through November 7, 2014, the Company had an agreement with a significant stockholder for the stockholder to perform certain consulting services. In conjunction with the corporate reorganization, the Company paid cash of approximately $3.4 million to terminate this agreement. Under the agreement, the Company recognized $0.4 million, $0.6 million and $0.6 million of consulting service expense for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company recorded net service revenue of $0.4 million and $0.7 million in the years ended December 31, 2013 and 2012, respectively, from a customer who has a significant stockholder who is also a significant stockholder of the Company. There was no related-party revenue recorded for the year ended December 31, 2014.
17. Commitments and Contingencies
The Company records accruals for claims, suits, investigations and proceedings when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company reviews claims, suits, investigations and proceedings at least quarterly and records or adjusts accruals related to such matters to reflect the impact and status of any settlements, rulings, advice of counsel or other information pertinent to a particular matter.
In the normal course of business, the Company periodically becomes involved in various claims and lawsuits that are incidental to its business. While the outcome of these matters could differ from management's expectations, the Company does not believe the resolution of these matters will have a material effect upon the Company's financial statements.
The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions, and medical malpractice. The Company's deductible associated with its professional liability insurance policy is $0.5 million per claim and $2.0 million in aggregate.
The Company is self-insured for certain losses relating to health insurance claims for the majority of its employees located within the United States. The Company purchases stop-loss coverage from third party insurance carriers to limit individual or aggregate loss exposure with respect to the Company's health insurance claims. The stop-loss coverage is on a "claims made" basis for expenses in excess of $0.2 million per member per year.
Accrued insurance liabilities and related expenses are based on estimates of claims incurred but not reported. Incurred but not reported claims are generally determined by taking into account historical claims payments and known trends such as claim frequency and severity. The Company makes estimated judgments and assumptions with respect to these calculations, including but not limited to, estimated healthcare cost trends, estimated lag time to report any paid claims, average cost per claim and other factors. The Company believes the estimates of future liability are reasonable based on its methodology; however, changes in claims activity (volume and amount per claim) could materially affect the estimate for these liabilities. The Company continually monitors claim activity and incidents and makes necessary adjustments based on these evaluations. As of December 31, 2014, the Company had self-insurance reserves accrued of $1.9 million.

18. Quarterly Results of Operations — Unaudited
The following is a summary of the Company's consolidated quarterly results of operations for each of the fiscal years ended December 31, 2014 and 2013 (in thousands, except per share data):

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net service revenue	$184,700	$203,540	$207,763	$213,725
Income from operations(1)(2)	14,580	7,872	22,739	18,453
Net (loss) income(3)(4)	(1,552)	15,307	12,555	(49,780)
Class C common stock dividends	(125)	(125)	(125)	—
Redemption of New Class C common stock	—	—	—	(3,375)
Net (loss) income attributable to common stockholders	(1,677)	15,182	12,430	(53,155)
Basic net (loss) income per share attributable to common stockholders	$(0.03)	$0.29	$0.24	$(0.92)
Diluted net (loss) income per share attributable to common stockholders	$(0.03)	$0.29	$0.24	$(0.92)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Net service revenue	$149,743	$159,202	$169,108	$174,365
Income from operations(1)	370	4,786	15,021	11,281
Net loss	(16,746)	(10,634)	(1,170)	(12,979)
Class C common stock dividends	(125)	(125)	(125)	(125)
Net loss attributable to common stockholders	(16,871)	(10,759)	(1,295)	(13,104)
Basic net loss per share attributable to common stockholders	$(0.32)	$(0.21)	$(0.02)	$(0.25)
Diluted net loss per share attributable to common stockholders	$(0.32)	$(0.21)	$(0.02)	$(0.25)

(1)
Transaction expenses for the three months ended March 31, 2014 and December 31, 2014 were $2.0 million and $5.9 million, respectively. Transaction expenses for the three months ended March 31, 2013 and December 31, 2013 were $0.4 million and $0.2 million, respectively. There were no transaction expenses for the three months ended June 30, 2014, September 30, 2014, June 30, 2013 and September 30, 2013. Transaction expenses include legal fees associated with debt refinancing, expenses for acquisition-related and IPO activities and consulting termination fees. Restructuring charges for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 2014 were $0.8 million, $2.4 million, $2.9 million and $0.1 million, respectively. Restructuring charges for the three months ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 were $2.4 million, $4.8 million, $3.1 million and $1.6 million, respectively.

(2)	Goodwill and intangible asset impairment charges were $17.2 million for the three months ended June 30, 2014 for the Phase I Services and Global Consulting reporting units.

(3)
The Company released $23.1 million of valuation allowance related to foreign deferred tax benefits during the three months ended June 30, 2014 and established valuation allowances in certain international jurisdictions of $4.9 million during the three months ended December 31, 2014.

(4)	During the three months ended December 31, 2014, the Company recorded a loss on extinguishment of debt of $46.8 million associated with the 2014 debt refinancing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) on Form 10-K, information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our 2015 Proxy Statement related to Our Annual Meeting of Stockholders currently scheduled to be held on June 5, 2015, which we intend to file with the SEC within 120 days of the end of our fiscal year.
Our board of directors has determined that all of the members of the Audit Committee, namely Messrs. Harwood (Chair), Breckon and Kender, are independent within the meaning of the NASDAQ Stock Market and SEC. Our board has also determined that the Mr. Harwood is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.
We have adopted a code of business conduct and ethics relating to the conduct of our business by all of our employees, officers, and directors, as well as a code of ethics specifically for our principal executive officer and senior financial officers. Each of these policies is posted on our website, www.incresearch.com.
The information required by this Item concerning our executive officers is set forth at the end of Part I "Business" of this Annual Report on Form 10-K.
The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the 2015 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation and Other Matters” and “Director Compensation for Fiscal year 2014” in the 2015 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the indicated information as of December 31, 2014 with respect to our equity compensation plans approved by security holders:

Plan Description	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2014 Equity Incentive Plan	65,718	$19.76	3,206,431
2010 Equity Incentive Plan	3,864,502	$11.51	—
Total	3,930,220		3,206,431
Our equity compensation plans consist of the 2014 Equity Incentive Plan and 2010 Equity Incentive Plan, which were approved by our stockholders. We do not have any equity compensation plans or arrangements that have not been approved by our stockholders.
Information regarding security ownership and securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the information under the section captioned “Transactions With Related Persons” and “Corporate Governance Matters” in the 2015 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the 2015 Proxy Statement.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)    The following documents are filed as part of this report:
(1) Financial Statements
The financial statements and report of the independent registered public accounting firm are filed as part of this Annual Report (see "Index to Consolidated Financial Statements" at Item 8).
(2) Financial Statement Schedules
The financial statements schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of INC Research Holdings, Inc.	8-K	—	3.1	November 13, 2014
3.2	Amended and Restated Bylaws of INC Research Holdings, Inc.	8-K	—	3.2	November 13, 2014
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-199178	4.1	October 27, 2014
4.2	Second Amended and Restated Stockholders Agreement, by and among INC Research Holdings, Inc. and certain stockholders named therein.	8-K	—	4.2	November 13, 2014
4.3	Indenture dated as of July 12, 2011, among INC Research, LLC, as Issuer, the Guarantors named therein and Wilmington Trust, National Association, as Trustee.	S-1/A	333-199178	4.3	October 6, 2014
10.3.1#	Triangle Acquisition Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.1	October 6, 2014
10.3.2#	Amendment No. 1 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.2	October 6, 2014
10.3.3#	Amendment No. 2 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.3	October 6, 2014
10.4#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.4	October 6, 2014
10.5#	INC Research Holding, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.5	October 17, 2014
10.6#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.6	October 17, 2014
10.7#	2013 Management Incentive Plan.	S-1	333-199178	10.6	October 6, 2014
10.8#	Form of Management Incentive Plan.	S-1	333-199178	10.7	October 6, 2014
10.9.1	Lease, dated May 6, 2010, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.1	October 6, 2014
10.9.2	Lease Amendment No. 1, dated August 26, 2010, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.2	October 6, 2014
10.9.3	Lease Amendment No. 2, dated August 23, 2011, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.3	October 6, 2014
10.9.4	Lease Amendment No. 3, dated January 4, 2013, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.4	October 6, 2014
10.10#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and D. Jamie Macdonald.	S-1	333-199178	10.10	October 6, 2014
10.11#	Executive Employment Agreement, effective as of August 5, 2013, by and between INC Research, LLC and Gregory S. Rush.	S-1	333-199178	10.11	October 6, 2014
10.12#	Executive Service Agreement, effective as of July 31, 2014, by and between INC Research Holding Limited and Alistair Macdonald.	S-1	333-199178	10.12	October 6, 2014
10.13#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and Christopher L. Gaenzle.	S-1	333-199178	10.13	October 6, 2014

10.14#	Form of Restricted Stock Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.14	October 17, 2014
10.15#	Form of Nonqualified Stock Option Award Agreement for Non-U.S. Participant under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.15	October 17, 2014
10.16#	Form of 2010 Equity Incentive Plan Stock Adjustment Letter.	S-1/A	333-199178	10.16	October 27, 2014
10.17#	Form of 2010 Equity Incentive Plan Stock Option Performance Award Amendment Letter.	S-1/A	333-199178	10.17	October 17, 2014
10.18	Credit Agreement, dated November 13, 2014, among INC Research, LLC, as the Borrower, INC Research Holdings, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, ING Capital LLC, RBC Capital Markets and Wells Fargo Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and Natixis, as Document Agent.	—	—	—	Filed herewith
10.19	Guarantee and Collateral Agreement, dated November 13, 2014, made by INC Research, LLC, INC Research Holdings, Inc and the other signatories thereto, in favor of Goldman Sachs Bank USA, as Collateral Agent and Administrative Agent.	—	—	—	Filed herewith
21.1	List of Significant Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS*	XBRL Instance Document.	—	—	—	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE*	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
# Management contract or compensatory plan.
* In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INC Research Holdings, Inc.
By:	/s/ D. Jamie Macdonald
	Name:	D. Jamie Macdonald
	Title:	Chief Executive Officer (Principal Executive Officer) and Director
	Date:	February 24, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jamie Macdonald	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2015
D. Jamie Macdonald

/s/ Gregory S. Rush	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2015
Gregory S. Rush

/s/ James T. Ogle	Chairman and Director	February 24, 2015
James T. Ogle

/s/ Richard N. Kender	Director	February 24, 2015
Richard N. Kender

/s/ Robert W. Breckon	Director	February 24, 2015
Robert W. Breckon

/s/ David F. Burgstahler	Director	February 24, 2015
David F. Burgstahler

/s/ David Y. Norton	Director	February 24, 2015
David Y. Norton

/s/ Charles C. Harwood, Jr.	Director	February 24, 2015
Charles C. Harwood, Jr.

/s/ Terry Woodward	Director	February 24, 2015
Terry Woodward

EXHIBIT INDEX

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of INC Research Holdings, Inc.	8-K	—	3.1	November 13, 2014
3.2	Amended and Restated Bylaws of INC Research Holdings, Inc.	8-K	—	3.2	November 13, 2014
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-199178	4.1	October 27, 2014
4.2	Second Amended and Restated Stockholders Agreement, by and among INC Research Holdings, Inc. and certain stockholders named therein.	8-K	—	4.2	November 13, 2014
4.3	Indenture dated as of July 12, 2011, among INC Research, LLC, as Issuer, the Guarantors named therein and Wilmington Trust, National Association, as Trustee.	S-1/A	333-199178	4.3	October 6, 2014
10.3.1#	Triangle Acquisition Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.1	October 6, 2014
10.3.2#	Amendment No. 1 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.2	October 6, 2014
10.3.3#	Amendment No. 2 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.3	October 6, 2014
10.4#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.4	October 6, 2014
10.5#	INC Research Holding, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.5	October 17, 2014
10.6#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.6	October 17, 2014
10.7#	2013 Management Incentive Plan.	S-1	333-199178	10.6	October 6, 2014
10.8#	Form of Management Incentive Plan.	S-1	333-199178	10.7	October 6, 2014
10.9.1	Lease, dated May 6, 2010, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.1	October 6, 2014
10.9.2	Lease Amendment No. 1, dated August 26, 2010, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.2	October 6, 2014
10.9.3	Lease Amendment No. 2, dated August 23, 2011, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.3	October 6, 2014
10.9.4	Lease Amendment No. 3, dated January 4, 2013, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.4	October 6, 2014
10.10#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and D. Jamie Macdonald.	S-1	333-199178	10.10	October 6, 2014
10.11#	Executive Employment Agreement, effective as of August 5, 2013, by and between INC Research, LLC and Gregory S. Rush.	S-1	333-199178	10.11	October 6, 2014
10.12#	Executive Service Agreement, effective as of July 31, 2014, by and between INC Research Holding Limited and Alistair Macdonald.	S-1	333-199178	10.12	October 6, 2014
10.13#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and Christopher L. Gaenzle.	S-1	333-199178	10.13	October 6, 2014
10.14#	Form of Restricted Stock Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.14	October 17, 2014

10.15#	Form of Nonqualified Stock Option Award Agreement for Non-U.S. Participant under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.15	October 17, 2014
10.16#	Form of 2010 Equity Incentive Plan Stock Adjustment Letter.	S-1/A	333-199178	10.16	October 27, 2014
10.17#	Form of 2010 Equity Incentive Plan Stock Option Performance Award Amendment Letter.	S-1/A	333-199178	10.17	October 17, 2014
10.18	Credit Agreement, dated November 13, 2014, among INC Research, LLC, as the Borrower, INC Research Holdings, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, ING Capital LLC, RBC Capital Markets and Wells Fargo Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and Natixis, as Document Agent.	—	—	—	Filed herewith
10.19	Guarantee and Collateral Agreement, dated November 13, 2014, made by INC Research, LLC, INC Research Holdings, Inc and the other signatories thereto, in favor of Goldman Sachs Bank USA, as Collateral Agent and Administrative Agent.	—	—	—	Filed herewith
21.1	List of Significant Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS*	XBRL Instance Document.	—	—	—	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE*	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
# Management contract or compensatory plan.
* In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.