Form 10-Q
period 2015-03-31
INC Research Holdings, Inc.
filed 2015-04-27
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission File Number: 001-36730

INC RESEARCH HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3403111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
3201 Beechleaf Court, Suite 600, Raleigh, North Carolina 27604-1547
(Address of principal executive offices and Zip Code)
(919) 876-9300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 17, 2015, there were approximately 61,253,673 shares of the registrant's common stock outstanding.

INC RESEARCH HOLDINGS, INC.
FORM 10-Q
For the Three Months Ended March 31, 2015

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands, except per share data)
Net service revenue	$211,514	$184,700
Reimbursable out-of-pocket expenses	97,403	82,077
Total revenue	308,917	266,777

Costs and operating expenses:
Direct costs	125,448	120,764
Reimbursable out-of-pocket expenses	97,403	82,077
Selling, general and administrative	35,800	32,185
Restructuring and other costs	(418)	758
Transaction expenses	122	2,042
Asset impairment charges	3,931	—
Depreciation	4,766	6,869
Amortization	9,478	7,502
Total operating expenses	276,530	252,197
Income from operations	32,387	14,580

Other income (expense), net:
Interest income	84	182
Interest expense	(5,389)	(16,083)
Other income, net	3,466	1,378
Total other expense, net	(1,839)	(14,523)
Income before provision for income taxes	30,548	57
Income tax expense	(5,292)	(1,609)
Net income (loss)	25,256	(1,552)
Class C common stock dividends	—	(125)
Net income (loss) attributable to common stockholders	$25,256	$(1,677)

Income (loss) per share attributable to common stockholders:
Basic	$0.41	$(0.03)
Diluted	$0.40	$(0.03)
Weighted average common shares outstanding:
Basic	61,244	51,897
Diluted	63,103	51,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Net income (loss)	$25,256	$(1,552)
Foreign currency translation adjustments, net of tax benefit of $0 and $979, respectively	(9,218)	(1,601)
Comprehensive income (loss)	$16,038	$(3,153)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$156,349	$126,453
Restricted cash	480	505
Accounts receivable:
Billed, net	149,745	130,270
Unbilled	122,701	118,101
Current portion of deferred income taxes	17,082	16,177
Prepaid expenses and other current assets	30,965	35,393
Total current assets	477,322	426,899
Property and equipment, net	41,813	43,725
Goodwill	553,597	556,863
Intangible assets, net	180,801	190,359
Deferred income taxes, less current portion	11,355	15,665
Other long-term assets	11,615	11,576
Total assets	$1,276,503	$1,245,087
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,010	$16,548
Accrued liabilities	97,026	111,655
Deferred revenue	282,510	246,902
Current portion of long-term debt	4,250	4,250
Current portion of capital lease obligations	254	441
Total current liabilities	398,050	379,796
Long-term debt, less current portion	414,450	415,277
Capital lease obligations, less current portion	—	11
Deferred income taxes	28,526	30,368
Other long-term liabilities	26,523	27,426
Total liabilities	867,549	852,878
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, $0.01 par value; 30,000,000 authorized, 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	—	—
Common stock $0.01 par value; 600,000,000 and 600,000,000 shares authorized; 61,253,673 and 61,233,850 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	612	612
Additional paid-in-capital	635,653	634,946
Accumulated other comprehensive loss	(35,418)	(26,200)
Accumulated deficit	(191,893)	(217,149)
Total stockholders' equity	408,954	392,209
Total liabilities and stockholders' equity	$1,276,503	$1,245,087
The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
	(In thousands)
Operating activities
Net income (loss)	$25,256	$(1,552)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,244	14,371
Amortization of capitalized loan fees	441	2,944
Stock-based compensation	707	531
Allowance for doubtful accounts	211	566
Deferred income taxes	939	513
Foreign currency adjustments	(2,389)	(2,328)
Asset impairment charges	3,931	—
Other adjustments	(116)	9
Changes in operating assets and liabilities:
Accounts receivable billed and unbilled	(28,001)	12,176
Accounts payable and accrued expenses	(14,078)	(10,705)
Deferred revenue	39,803	11,942
Other assets and liabilities	2,683	2,743
Net cash provided by operating activities	43,631	31,210
Investing activities
Acquisition of business, net of cash acquired	—	(2,302)
Purchase of property and equipment	(4,870)	(4,624)
Net cash used in investing activities	(4,870)	(6,926)
Financing activities
Payments on long-term debt	(1,063)	(5,453)
Principal payments toward capital lease obligations	(199)	(813)
Dividends paid	—	(125)
Net cash used in financing activities	(1,262)	(6,391)
Effect of exchange rate changes on cash and cash equivalents	(7,603)	(706)
Net change in cash and cash equivalents	29,896	17,187
Cash and cash equivalents at the beginning of the period	126,453	96,972
Cash and cash equivalents at the end of the period	$156,349	$114,159

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Changes in Significant Accounting Policies
Principal Business
INC Research Holdings, Inc. (the "Company") is a Contract Research Organization ("CRO") providing a comprehensive range of clinical development services for the biopharmaceutical and medical device industries to its customers across various therapeutic areas. The international infrastructure of the Company’s development business enables it to conduct Phase I to Phase IV clinical trials globally for pharmaceutical and biotechnology companies.
Unaudited Interim Financial Information
The Company prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report for the year ended December 31, 2014 on Form 10-K filed with the Securities and Exchange Commission on February 24, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other future period. The amounts in the December 31, 2014 consolidated condensed balance sheet are derived from the audited financial statements for the year ended December 31, 2014.
2015 Credit Agreement and Share Repurchase
In April 2015, the Company arranged the terms of a new $675 million credit agreement ("2015 Credit Agreement") comprised of a $525 million term loan and a $150 million revolving credit facility. The Company expects to enter into the 2015 Credit Agreement in the second quarter of 2015 upon satisfaction of customary closing conditions. The Company anticipates using the proceeds from the $525 million term loan and cash on hand to repay the outstanding term loan under its existing 2014 Credit Agreement, pay the transaction costs associated with the 2015 Credit Agreement and repurchase up to $150 million of its Class A common stock from investment funds affiliated with Avista Capital Partners, L.P. ("Avista") and Ontario Teachers' Pension Plan Board ("OTPP"). It is anticipated the 2015 Credit Agreement will reduce the interest rate on the Company's term loan to LIBOR plus 2% at inception, increase its required minimum principal payments to 5% of the outstanding balance in the first year, increasing to 7.5% in years two and three, 10% in year four and 12.5% in year five, and require a maximum secured net leverage ratio and minimum interest coverage ratio covenants.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-

effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
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
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items. ASU 2015-01 will eliminate from U.S. GAAP the concept of extraordinary items and will no longer require an entity to separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our financial position or results of operations.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted. The new guidance shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
2. Financial Statement Details
Accounts receivable billed, net
Accounts receivable, net of allowance for doubtful accounts, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Accounts receivable, billed	$153,751	$133,997
Less allowance for doubtful accounts	(4,006)	(3,727)
Accounts receivable billed, net	$149,745	$130,270

Goodwill
In connection with our annual goodwill impairment analysis performed in the fourth quarter of 2014, our Phase I Services reporting unit failed Step I of the goodwill impairment test. We performed Step II of the goodwill impairment test to asses if the goodwill has been impaired, which resulted in no further impairment during 2014. During the first quarter of 2015, the Company continued to observe deteriorating performance due to reduced revenue resulting from cancellations and lower than expected new business awards in its Phase I Services asset group and reporting unit. This resulted in a triggering event requiring an evaluation of both long-lived assets and goodwill for potential impairment. As of March 31, 2015, there were no remaining intangible assets associated with Phase I Services.
In accordance with the authoritative guidance for Intangibles - Goodwill and Other under ASC 350, the impairment test of goodwill was performed at the reporting unit level and involved a two-step process. The first step involved comparing the fair value of the Phase I Services reporting unit with the carrying amount of its assets and liabilities, including goodwill, as goodwill was specifically assigned to this reporting unit. This impairment test of goodwill determined that the Phase I Services reporting unit’s fair value was less than the carrying amount of its assets and liabilities, requiring the Company to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss was determined by comparing the implied fair value of the Phase I Services reporting unit’s goodwill to the recorded amount of goodwill.  The implied fair value was calculated based on discounted estimated future cash flows. The estimated future cash flows were based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. This evaluation resulted in $2.9 million impairment charge, which represents the entire remaining goodwill balance of the Phase I Services reporting unit.
The Company also performed an impairment test of the long-lived assets by comparing the carrying amount of Phase I Services asset group to the sum of their undiscounted expected future cash flows. In accordance with the authoritative guidance for Property, Plant and Equipment under ASC 360, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of its related group of assets.  If impairment exists, the impairment loss is measured and recorded based on the amount by which the carrying amount of the long-lived asset (asset group) exceeds its fair value. The indirect cost valuation approach was used to estimate the fair value. Under this valuation approach, the Company estimated the fair value by applying an index or trend factor to the historical cost. As a result of this evaluation, the Company recorded a long-lived assets impairment charge for the three months ended March 31, 2015 of $1.0 million. As part of this evaluation, we also reviewed the estimated useful lives assigned to long-lived assets and determined that no adjustment was deemed necessary at this time. As a result of these evaluations, the Company recorded a total asset impairment charge of $3.9 million for the three months ended March 31, 2015.

The changes in carrying amount of goodwill for the three months ended March 31, 2015 were as follows (in thousands):

	Total	Clinical Development Services	Phase I Services	Global Consulting
Balance at December 31, 2014:
Gross goodwill	$570,106	$542,683	$8,142	$19,281
Accumulated impairment losses	(13,243)	—	(5,219)	(8,024)
Total goodwill and accumulated impairment losses	556,863	542,683	2,923	11,257
2015 Activity:
Impairment of goodwill	(2,923)	—	(2,923)	—
Impact of foreign currency translation	(343)	(343)	—	—
Balance at March 31, 2015:
Gross goodwill	569,763	542,340	8,142	19,281
Accumulated impairment losses	(16,166)	—	(8,142)	(8,024)
Total goodwill and accumulated impairment losses	$553,597	$542,340	$—	$11,257
Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Compensation, including bonuses, fringe benefits, and payroll taxes	$54,707	$64,555
Accrued interest	2,492	2,678
Accrued taxes	9,918	10,784
Accrued rebates to customers	3,171	7,742
Accrued professional services	3,832	6,614
Accrued restructuring costs, current portion	1,903	1,777
Contingent consideration payable on acquisitions	1,113	1,113
Current portion of deferred income tax liability	394	319
Other liabilities	19,496	16,073
Total accrued liabilities	$97,026	$111,655
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Uncertain tax positions	$12,421	$13,012
Accrued restructuring costs, less current portion	3,514	4,367
Other liabilities	10,588	10,047
Total other long-term liabilities	$26,523	$27,426

Other income (expense), net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Net realized foreign currency gain (loss)	$792	$(1,090)
Net unrealized foreign currency gain (loss)	2,389	2,328
Other, net	285	140
Total other income (expense), net	$3,466	$1,378
3. Business Combinations
Acquisition of MEK Consulting
On March 5, 2014, the Company acquired stock and assets of MEK Consulting, consisting of MEK Consulting Egypt Ltd., MEK Consulting Danismanlik Ltd. Sti., MEK Consulting Hellas EPE, and MEK Consulting SARL (MEK Consulting), collectively referred to as MEK. MEK is a full service CRO with operations in Egypt, Greece, Jordan, Lebanon, and Turkey. The aggregate purchase price for the acquisition totaled $4.0 million, which consisted of (i) $3.0 million cash, of which $0.5 million was placed in escrow for the one year period following the closing date for the satisfaction of potential indemnification claims, and (ii) $1.0 million contingent consideration, payable, if earned, during the one year period following the closing date. In addition, the purchase agreement included provisions for $2.0 million of retention payments to certain key employees that will be accounted for as compensation expense and expensed as earned during the three year period following the closing date.
From the period of acquisition, the Company recognized a total of $1.1 million of compensation expense for successful retention of operational staff and certain key employees, including $0.2 million in each of the three months ended March 31, 2015 and 2014, respectively. This compensation expense is included within "Direct costs" line item in the Condensed Consolidated Statements of Operations. The remaining $0.9 million of the retention payments will be accrued and expensed ratably over the contingent employment periods.
4. Long-Term Debt
2014 Credit Agreement
On November 13, 2014, the Company entered into a $525.0 million credit agreement (2014 Credit Agreement) which was comprised of a $425.0 million term loan ("2014 Term Loan") and a $100.0 million revolving line of credit, letter of credit and swingline facility ("2014 Revolver"). The 2014 Term Loan was issued net of a 1.00% discount of $4.25 million. All obligations under the 2014 Credit Agreement are guaranteed by the Company and certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The obligations under the 2014 Credit Agreement are secured by substantially all of the assets of the Company and the guarantors.
As of March 31, 2015, $423.9 million was outstanding on the 2014 Term Loan. The 2014 Term Loan has scheduled quarterly principal payments of 0.25% of the aggregate initial principal borrowed, or $1.1 million per quarter with the remaining outstanding principal due on November 13, 2021. The Company may be required to make additional payments on principal toward the 2014 Term Loan depending upon the generation of "Excess Cash Flow" as defined in the 2014 Credit Agreement and such additional prepayments will be applied to the scheduled installments of principal in direct order of maturity.

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
The 2014 Term Loan bears interest at a rate per annum equal to an applicable margin plus, at the Borrower's option, either: (i) a base rate determined by reference to the highest of: (a) the rate of interest quoted in the print edition of The Wall Street Journal as the prime rate in effect; (b) 0.50% per annum above the federal funds effective rate; and (c) the LIBOR rate for an interest period of one month plus 1.00% (Base Rate); or (ii) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain reserve requirements, which, in the case of term borrowings only, will be no less than 1.00% (Eurodollar Rate). The applicable margin is 2.75% with respect to Base Rate borrowings and 3.75% with respect to Eurodollar Rate borrowings when the "Secured Leverage Ratio" (as defined by the 2014 Credit Agreement) is greater than 4 to 1 and is reduced to 2.50% for Base Rate borrowings and 3.50% for Eurodollar Rate borrowings when the "Secured Leverage Ratio" is less than or equal to 4 to 1. As of March 31, 2015, the interest rate on the 2014 Term Loan was 4.50%.
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
The 2014 Revolver includes letters of credit (LOC) and swingline loans available in an amount not to exceed $15.0 million each. Fees are charged on all outstanding LOC at an annual rate equal to the margin in effect on Eurodollar Rate revolving loans plus fronting fees. The fee is payable quarterly in arrears on the last day of the calendar quarter after the issuance date until the LOC expires. As of March 31, 2015, there were approximately $0.8 million of LOCs and no swingline loans outstanding, leaving $99.2 million in available borrowings under the 2014 Revolver.
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
The Company's maturities of obligations under the 2014 Credit Agreement for the years following March 31, 2015, are as follows (in thousands):

2015 (remaining 9 months)	$3,187
2016	4,250
2017	4,250
2018	4,250
2019	4,250
2020 and thereafter	403,750
Original issue discount	(5,237)
Total long-term debt	418,700
Less current portion	(4,250)
Long-term debt, less current portion	$414,450

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
In addition, the 2014 Credit Agreement contains a restrictive financial covenant which requires the Company to maintain a minimum Secured Leverage Ratio. This ratio is calculated as a relationship between the level of secured outstanding borrowings and Consolidated EBITDA. Under the 2014 Credit Agreement the Secured Leverage Ratio only applies when the Company has more than 30% of outstanding borrowings or letters of credit under the revolving loan facility. The new covenant, when applicable, requires the Company to maintain a Secured Leverage Ratio of 4 to 1. The Company was in compliance with its debt covenants for all periods through March 31, 2015.
Debt Discounts and Debt Issuance Costs
The Company had recorded debt issuance costs of approximately $4.4 million and $4.6 million as of March 31, 2015 and December 31, 2014, respectively. These costs are included as a component of other assets and are being amortized as a component of interest expense using the effective interest method over the term of the debt arrangements.
Borrowings under the Company’s 2014 Credit Agreement were issued net of a discount. As a result, the Company had a net discount balance of $5.2 million and $5.5 million as of March 31, 2015 and December 31, 2014, respectively. The discount is recorded as reduction of the principle balance and is accreted up as a component of interest expense using the effective interest method over the term of the debt arrangement.
5. Fair Value Measurements
At March 31, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt. The fair value of the cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments.
The fair value of the long-term debt is determined based on market prices for identical or similar financial instruments or model-derived valuations based on observable inputs and falls under Level 2 of the fair value hierarchy as defined in the authoritative guidance.  The estimated fair value of the long-term debt was $425.0 million and $423.4 million at March 31, 2015 and December 31, 2014, respectively.
The Company does not have any recurring fair value measurements. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2015.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets are tested for impairment annually and when a triggering event occurs. As of March 31, 2015 and December 31, 2014, assets carried on the balance sheet and not remeasured to fair value on a recurring basis total $734.4 million and $747.2 million, respectively. The fair value of these assets falls under Level 3 of the fair value hierarchy as defined in the authoritative guidance and the fair value is estimated as follows:
Goodwill – As of March 31, 2015 and December 31, 2014, the Company had recorded goodwill of $553.6 million and $556.9 million, respectively. Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when an acquisition is accounted for using the purchase method. The Company performs a quantitative goodwill impairment assessment on each reporting unit. The Company derives each reporting unit’s fair value through a combination of the market approach (the guideline publicly traded company method) and the income approach (a discounted cash flow analysis). The Company then compares the carrying value of each reporting unit, inclusive of its assigned goodwill, to its fair value.
If the carrying value of the net assets assigned to the reporting unit exceeds the estimated fair value of the reporting unit, the Company performs the second step of the impairment test to determine the implied estimated fair value of the reporting unit’s goodwill. The Company determines the implied estimated fair value of goodwill by determining the present value of the estimated future cash flows for each reporting unit and comparing the reporting unit’s risk profile and growth prospects to selected, reasonably similar publicly traded companies. During the first quarter of 2015, the Company recognized a $2.9 million impairment charge related to goodwill, as discussed in Note 2 "Financial Statement Details."
Finite-lived Intangible Assets – As of March 31, 2015 and December 31, 2014, the Company had recorded finite-lived intangible assets of $145.8 million and $155.4 million, respectively. If a triggering event occurs, the Company determines the estimated fair value of finite-lived intangible assets by determining the present value of the expected cash flows.
Indefinite-lived Intangible Assets – As of March 31, 2015 and December 31, 2014, the Company had recorded indefinite-lived intangible assets of $35.0 million. When evaluating indefinite-lived intangible assets for impairment, the Company performs a quantitative impairment analysis. The Company determines the estimated fair value of the indefinite-lived intangible asset (trademark) by determining the present value of the estimated royalty payments on an after-tax basis that it would be required to pay the owner for the right to use such trade name. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess.
6. Restructuring and Other Costs
In the three months ended March 31, 2015, the Company completed negotiations with respect to exiting certain facilities and revised its exit costs estimates related to the corresponding lease agreements. This resulted in a net reduction to the previously accrued liability of approximately $0.4 million, comprised of the estimated facility exit costs reversals of approximately $0.7 million, partially offset by certain other costs of approximately $0.3 million related to early lease termination payments as we exited certain other locations in the first quarter of 2015.
The costs related to all restructuring plans are included in the "Restructuring and other costs" line item in the Condensed Consolidated Statements of Operations. During the three months ended March 31, 2015, the Company made payments and provision adjustments for all plans as presented below (in thousands):

Facility Closure Charges
Balance at December 31, 2014	$6,144
Expenses incurred, net	(418)
Payments made	(309)
Balance at March 31, 2015	$5,417

7. Earnings Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the three months ended March 31, 2015 and March 31, 2014 (in thousands, except per share data):

	Net Income (Loss) (Numerator)	Number of Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2015
Basic net income per share	$25,256	61,244	$0.41
Effect of dilutive securities	—	1,859
Diluted net income per share	$25,256	63,103	$0.40

For the three months ended March 31, 2014
Basic net loss per share	$(1,677)	51,897	$(0.03)
Effect of dilutive securities	—	—
Diluted net loss per share	$(1,677)	51,897	$(0.03)
The computation of diluted earnings (loss) per share excludes unexercised stock options and unvested restricted stock units that are anti-dilutive. The following common stock equivalents were excluded from the earnings (loss) per share computation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average number of stock options and restricted stock units calculated using the treasury stock method that were excluded due to the exercise/threshold price exceeding the average market price of our common stock during the period	3	1,148
Weighted average number of stock options and restricted stock units calculated using the treasury stock method that were excluded due to the reporting of a net loss for the period	—	50
Total common stock equivalents excluded from diluted net income (loss) per share computation	3	1,198

8. Stock-Based Compensation
The following table summarizes option activity as of and for the period ending March 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	3,930,220	$11.64
Granted	15,289	$31.24	$10.63
Exercised	(29,585)	$8.45
Forfeited	—	$—
Expired	—	$—
Outstanding at March 31, 2015	3,915,924	$11.74
Vested and exercisable at March 31, 2015	1,485,694	$9.97
The following table sets forth a summary of RSUs outstanding as of March 31, 2015 and changes during the period:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	674
Granted	7,645	$31.24
Vested	—
Forfeited	—
Non-vested at March 31, 2015	8,319
Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and March 31, 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Direct costs	$383	$245
Selling, general and administrative	324	286
Total stock-based compensation expense	$707	$531
9. Income Taxes
Our effective tax rate for the three months ended March 31, 2015 and 2014 was lower than the U.S. federal statutory rate primarily due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets and (ii) the geographic split of pre-tax income.
As of March 31, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of $20.9 million and $21.6 million, respectively, and the total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $12.4 million and $13.0 million, respectively. The Company recognizes a tax benefit from an uncertain tax position only if the Company believes it is more likely than not to be sustained upon examination based on the technical merits of the position. Judgment is required in determining what constitutes an individual tax position, as well as the assessment of the outcome of each tax position. The Company considers many factors when evaluating and estimating tax positions and tax benefits. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in domestic and foreign jurisdictions. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result. The Company does not foresee any reasonably possible change in the unrecognized tax benefits in the next twelve months but circumstances can change due to unexpected developments.
The Company will continue to reassess the ability to realize the deferred tax benefits on a quarterly basis. Management concluded that it was more likely than not that a majority of the foreign deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on achieving sustained profitability in 2015 in these jurisdictions and projections of positive future earnings. If it is more likely than not that the Company will not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense.
10. Segment Information
The Company is managed through three reportable segments: Clinical Development Services, Phase I Services, and Global Consulting. Clinical Development Services offers a variety of clinical development services including full-service global studies, as well as with ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management and study reports to assist customers with their drug development process. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages, and support for Phase I studies in established compounds. Global Consulting provides consulting services regarding clinical trial regulatory affairs, regulatory consulting services, quality assurance audits and pharmacovigilance consulting, non-clinical consulting and medical writing consulting.

The Company’s Chief Operating Decision Maker (Company's CODM) reviews segment performance and allocates resources based upon segment revenue and segment contribution margin. The Company’s CODM does not review inter-segment revenue when evaluating segment performance and allocating resources to each segment. Thus, inter-segment revenue is not included in the segment revenues presented in the table below. As such, total segment revenue in the table below is equal to the Company’s consolidated net service revenue. All direct costs are allocated to the Company’s segments, and as such, segment total direct costs are equal to the Company’s consolidated direct costs and consolidated gross margin. Revenue, direct costs and contribution margin for each of our segments were as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenue:
Clinical Development Services	$206,777	$179,926
Phase I Services	3,101	2,466
Global Consulting	1,636	2,308
Segment revenue	211,514	184,700
Reimbursable out-of-pocket expenses not allocated to segments	97,403	82,077
Total revenue	$308,917	$266,777
Direct costs:
Clinical Development Services	$121,216	$116,049
Phase I Services	2,531	2,554
Global Consulting	1,701	2,161
Segment direct costs	125,448	120,764
Reimbursable out-of-pocket expenses not allocated to segments	97,403	82,077
Direct costs and reimbursable out-of-pocket expenses	$222,851	$202,841
Segment contribution margin:
Clinical Development Services	$85,561	$63,877
Phase I Services	570	(88)
Global Consulting	(65)	147
Segment contribution margin	86,066	63,936
Less expenses not allocated to segments:
Selling, general and administrative	35,800	32,185
Restructuring and other costs	(418)	758
Transaction expenses	122	2,042
Asset impairment charges	3,931	—
Depreciation and amortization	14,244	14,371
Consolidated income from operations	$32,387	$14,580

11. Operations by Geographic Location
The Company conducts operations in North America, Europe, Middle East and Africa, Asia-Pacific, and Latin America through wholly-owned subsidiaries and representative sales offices. The Company attributes net service revenues to geographical locations based upon the location of the customer (i.e., the location to which the Company invoices the end customer). The following table summarizes total revenue by geographic area (in thousands and all intercompany transactions have been eliminated):

	Three Months Ended
	March 31, 2015	March 31, 2014
Net service revenue:
North America(1)	$151,665	$130,568
Europe, Middle East and Africa	55,331	47,695
Asia-Pacific	4,517	6,436
Latin America	1	1
Total net service revenue	211,514	184,700
Reimbursable-out-of-pocket expenses	97,403	82,077
Total revenue	$308,917	$266,777
(1) Net service revenues for North America region include revenue attributable to the U.S. of $147.9 million and $130.3 million, or 69.9% and 70.6% of net service revenues, for the three months ended March 31, 2015 and 2014, respectively. No other countries represented more than 10% of net service revenue for any period.
The following table summarizes long-lived assets by geographic area (in thousands and all intercompany transactions have been eliminated):

	March 31, 2015	December 31, 2014
Total property and equipment, net:
North America(1)	$28,226	$28,287
Europe, Middle East, and Africa(2)	8,918	10,212
Asia-Pacific	3,990	4,473
Latin America	679	753
Total property and equipment, net	$41,813	$43,725
(1) Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $27.8 million and $26.6 million as of March 31, 2015 and December 31, 2014, respectively.
(2) Long-lived assets for the Europe, Middle East, and Africa region include property and equipment, net attributable to Spain of $4.0 million and $4.5 million as of March 31, 2015 and December 31, 2014, respectively.
12. Concentration of Credit Risk
Financial assets that subject the Company to credit risk primarily consist of cash and cash equivalents and billed and unbilled accounts receivable. The Company's cash and cash equivalents consist principally of cash and are maintained at several financial institutions with reputable credit ratings. The Company believes these instruments bear minimal credit risk. There is no state insurance coverage on bank balances of $1.0 million at March 31, 2015 and $1.2 million at December 31, 2014, held in the Netherlands.

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
For the three months ended March 31, 2015, various subsidiaries of Astellas Pharma, Inc. (Astellas) accounted for 11% of total net service revenue. For the three months ended March 31, 2014, various subsidiaries of Otsuka Holdings Co., Ltd. and Astellas accounted for 14% and 11% of net service revenue, respectively. At March 31, 2015 and December 31, 2014, no customer accounted for more than 10% of billed and unbilled accounts receivable.
13. Related-Party Transactions
Through November 7, 2014, the Company had an agreement with a significant stockholder for the stockholder to perform certain consulting services. In conjunction with the corporate reorganization in November 2014, the Company paid cash of approximately $3.4 million to terminate this agreement. Under the agreement, the Company recognized $0.1 million of consulting services expense in the three months ended March 31, 2014.
14. Commitments and Contingencies
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
The Company currently maintains insurance for risks associated with the operation of its business, provision of professional services and ownership of property. These policies provide coverage for a variety of potential losses, including loss or damage to property, bodily injury, general commercial liability, professional errors and omissions, and medical malpractice. The Company's deductible associated with its professional liability insurance policy is $0.5 million per claim, $2.0 million in aggregate.
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
Accrued insurance liabilities and related expenses are based on estimates of claims incurred but not reported. Incurred but not reported claims are generally determined by taking into account historical claims payments and known trends such as claim frequency and severity. The Company makes estimated judgments and assumptions with respect to these calculations, including but not limited to, estimated healthcare cost trends, estimated lag time to report any paid claims, average cost per claim and other factors. The Company believes the estimates of future liability are reasonable based on its methodology; however, changes in claims activity (volume and amount per claim) could materially affect the estimate for these liabilities. The Company continually monitors claim activity and incidents and makes necessary adjustments based on these evaluations. As of March 31, 2015, the Company had accrued self-insurance reserves of $2.1 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; the impact of underpricing our contracts, overrunning our cost estimates or failing to receive approval for or experiencing delays with documentation of change orders; the risks associated with our information systems infrastructure; any adverse effects from customer or therapeutic area concentration; the risks associated with doing business internationally; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our failure to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations; the risk of litigation and personal injury claims; the impact of unfavorable economic conditions and exchange rate and effective income tax rate fluctuations; the risks associated with potential future acquisitions or investments in our customers' businesses or drugs; the impact of changes in government regulations and healthcare reform; and our ability to service our substantial indebtedness. For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Overview of our Business and Services
We are a leading global CRO, based on revenues, and are exclusively focused on Phase I to Phase IV clinical development services for the biopharmaceutical and medical device industries. We provide our customers highly differentiated therapeutic alignment and expertise, with a particular strength in central nervous system, or CNS, oncology and other complex diseases. We consistently and predictably deliver clinical development services in a complex environment and offer a proprietary, operational approach to clinical trials through our Trusted Process® methodology. Our service offerings focus on optimizing the development of and, therefore, the commercial potential for, our customers’ new biopharmaceutical compounds, enhancing returns on their research and development, or R&D, investments, and reducing their overhead by offering an attractive variable cost alternative to fixed cost, in-house resources.
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
We have three reportable segments: Clinical Development Services, Phase I Services and Global Consulting. Clinical Development Services offers a variety of clinical development services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management and study reports to assist customers with their drug development process. Phase I Services focuses on clinical development services for Phase I trials, which include scientific exploratory medicine, first-in-human studies through proof-of-concept stages and support for Phase I studies in established compounds. Global Consulting provides consulting services regarding clinical trial regulatory affairs, regulatory consulting services, quality assurance audits and pharmacovigilance consulting, non-clinical consulting and medical writing consulting. For financial information regarding revenue and long-lived assets by geographic areas, please see Note 11 - Operations by Geographic Location in our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Our discussion and analysis of our financial condition and results of operations herein is presented on a consolidated basis. Because our Clinical Development Services segment accounts for substantially all of our business operations, we believe that a discussion of our reportable segments’ operations would not be meaningful disclosure for investors. See further discussion in Note 10 - Segment Information to our unaudited condensed consolidated financial statements.
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
New Business Awards and Backlog
We add new business awards to backlog when we enter into a contract or when we receive a written commitment from the customer selecting us as its service provider, provided that (i) the customer has received appropriate internal funding approval, (ii) the project or projects are not contingent upon completion of another trial or event, (iii) the project or projects are expected to commence within the next 12 months and (iv) the customer has entered or intends to enter into a comprehensive contract as soon as practicable. Contracts generally have terms ranging from several months to several years. We recognize revenue on these awards as services are performed, provided we have entered into a contractual commitment with the customer.

Our new business awards, net of cancellations of prior awards, for the three months ended March 31, 2015 and March 31, 2014 were $255.5 million and $280.9 million, respectively. Net new business awards were lower in the first quarter of 2015 compared to the first quarter of 2014, primarily due to the timing of receiving several relatively large orders in the first quarter of 2014. New business awards have varied and will continue to vary significantly from quarter to quarter. Fluctuations in our reported backlog and net new business award levels often result from the fact that we may receive a small number of relatively large orders in any given reporting period. Because of these large orders, our backlog and net new business awards in that reporting period might reach levels that are not sustained in subsequent reporting periods.
The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the future, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by our customers with 30 days' notice. The dollar amount of our backlog is adjusted each quarter for foreign currency fluctuations. For the three and twelve months ended March 31, 2015, fluctuations in foreign currency exchange rates resulted in an unfavorable impact on our March 31, 2015 backlog in the amount of $38.9 million and $87.5 million, respectively, primarily due to the weakening of the Euro and British Pound against the U.S. dollar. As of March 31, 2015 and 2014, respectively, our backlog was $1.6 billion. Included within backlog at March 31, 2015 is approximately $0.6 billion that we expect to generate revenue from in 2015.
We believe that backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and cancellations and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or delayed by regulatory authorities. Projects that have been delayed for less than 12 months remain in backlog, but the anticipated timing of the recognition of revenue is uncertain. We generally do not have a contractual right to the full amount of the revenue reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect the rate at which our backlog and net new business awards convert into revenue to decrease, or lengthen. See Part II, Item 1A, "Risk Factors - Risks Related to Our Business - Our Backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog."

Results of Operations
The following tables set forth amounts from our condensed consolidated financial statements along with the percentage changes for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
Net service revenue	$211,514	$184,700	$26,814	14.5%
Reimbursable out-of-pocket expenses	97,403	82,077	15,326	18.7%
Total revenue	308,917	266,777	42,140	15.8%
Direct costs	125,448	120,764	4,684	3.9%
Reimbursable out-of-pocket expenses	97,403	82,077	15,326	18.7%
Selling, general and administrative	35,800	32,185	3,615	11.2%
Restructuring and other costs	(418)	758	(1,176)	(155.1)%
Transaction expenses	122	2,042	(1,920)	(94.0)%
Asset impairment charges	3,931	—	3,931	—%
Depreciation	4,766	6,869	(2,103)	(30.6)%
Amortization	9,478	7,502	1,976	26.3%
Total operating expenses	276,530	252,197	24,333	9.6%
Income from operations	32,387	14,580	17,807	122.1%
Total other expense, net	(1,839)	(14,523)	(12,684)	(87.3)%
Income before provision for income taxes	30,548	57	30,491	53,493.0%
Income tax expense	(5,292)	(1,609)	3,683	228.9%
Net income (loss)	$25,256	$(1,552)	$26,808	1,727.3%
Net Service Revenue and Reimbursable Out-of-Pocket Expenses
For the three months ended March 31, 2015 and March 31, 2014, total revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
Net service revenue	$211,514	$184,700	$26,814	14.5%
Reimbursable out-of-pocket expenses	97,403	82,077	15,326	18.7%
Total revenue	$308,917	$266,777	$42,140	15.8%
For the three months ended March 31, 2015, net service revenue increased by $26.8 million, or 14.5%, to $211.5 million from $184.7 million for the three months ended March 31, 2014. The increase was primarily driven by continued strong awards over the last 18 months, a lower cancellation rate of previously awarded business and a positive revenue mix. The growth in our revenue in 2015 was particularly strong in the CNS, Oncology and other complex therapeutic areas. During the first quarter of 2015, fluctuations in foreign currency exchange rates resulted in an unfavorable impact of $9.1 million on net service revenue as compared to the first quarter of 2014.

For the three months ended March 31, 2015, reimbursable out-of-pocket expenses, which represent expenses related to our clinical studies that are passed directly through to customers, increased by $15.3 million, or 18.7%, to $97.4 million from $82.1 million for the three months ended March 31, 2014. This increase was principally due to overall increases in net service revenue. These reimbursements are offset by an equal amount shown under the same caption in the "Costs and operating expenses" section in our Condensed Consolidated Statements of Operations and, accordingly, have no impact on gross margin. Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenues.
Net service revenue from our top five customers accounted for approximately 36.2% and 36.5% of total net service revenue for the three months ended March 31, 2015 and March 31, 2014, respectively.
For the three months ended March 31, 2015, various subsidiaries of Astellas Pharma, Inc. (Astellas) accounted for 11% of total net service revenue. For the three months ended March 31, 2014, various subsidiaries of Otsuka Holdings Co., Ltd. and Astellas accounted for 14% and 11% of net service revenue, respectively.
Direct Costs and Reimbursable Out-of-pocket Expenses
For the three months ended March 31, 2015 and March 31, 2014, direct costs and reimbursable out-of-pocket expenses were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
Direct costs	$125,448	$120,764	$4,684	3.9%
Reimbursable out-of-pocket expenses	97,403	82,077	15,326	18.7%
Total direct costs and reimbursable out-of-pocket expenses	$222,851	$202,841	$20,010	9.9%
The following is a summary of the year-over-year fluctuation in components of direct costs during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 (in thousands):

Three Months Ended March 31,
2014 to 2015
Change in:
Salaries, benefits, and incentive compensation	$8,081
Other	(3,397)
Total	$4,684
Our direct costs increased by $4.7 million, or 3.9%, to $125.4 million for the three months ended March 31, 2015 from $120.8 million for the three months ended March 31, 2014. This increase was primarily driven by an increase in salaries and benefits as a result of the additions in personnel to support the growth of our business. We are beginning to see the benefits from a number of our cost initiatives including (i) leveraging our therapeutic management overhead infrastructure over the expanded revenue base, (ii) improving the utilization of our facilities, and (iii) the consolidation of our clinical trial management systems achieving better efficiencies due to standardization. Additionally, direct costs were impacted by a $5.1 million benefit from (i) a favorable resolution of several VAT and other tax items, (ii) a change in estimate related to employee incentive compensation, and (iii) a favorable settlement of disputed pass through costs. As we continue to expand our business and initiate new studies, the increase in headcount-related expenses may outpace our revenue growth, in part due to our hiring in the first quarter of 2015 being slightly below our expectations.
During the first quarter of 2015, fluctuations in foreign currency exchange rates resulted in a favorable impact of $7.4 million on direct costs as compared to the first quarter of 2014.
Reimbursable out-of-pocket expenses increased by 18.7% or $15.3 million, to $97.4 million for the three months ended March 31, 2015 from $82.1 million for the three months ended March 31, 2014. Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenues.
Selling, General and Administrative Expenses
For the three months ended March 31, 2015 and March 31, 2014, selling, general and administrative expenses were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
Selling, general and administrative	$35,800	$32,185	$3,615	11.2%
Percentage of net service revenue	16.9%	17.4%
The following is a summary of the year-over-year fluctuation in components of our selling, general and administrative expenses during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 (in thousands):

Three Months Ended March 31,
2014 to 2015
Change in:
Salaries, benefits, and incentive compensation	$2,054
Professional services fees	812
Allowance for doubtful accounts	(355)
Marketing	551
Facilities and IT related costs	545
Other	8
Total	$3,615
Selling, general and administrative expenses increased by $3.6 million, or 11.2%, to $35.8 million for the three months ended March 31, 2015 from $32.2 million for the three months ended March 31, 2014. The increase was driven by (i) an increase in salaries, benefits, and incentive compensation, primarily as a result of the additions in personnel to support the growth of our business and the newly established public company infrastructure, (ii) an increase in professional services fees, primarily as a result of higher utilization of contract labor to support growth in our operations as discussed above, as well as increased compliance and administrative processes related to our becoming a public company in November of 2014, (iii) an increase in facilities and information technology related cost, primarily driven by increased headcount as discussed above, and (iv) an increase in marketing expense primarily driven by the higher level of the advertising and trade show activities.
Selling, general and administrative costs in the first quarter of 2015 were positively impacted by settlement of certain employee related liabilities totaling approximately $1.1 million, or 0.5% of net service revenue. In addition, included within the net increase in selling, general and administrative expenses is a net reduction of $1.1 million from fluctuations in foreign currency exchange rates.
Selling, general and administrative expenses as a percentage of revenue decreased from 17.4% during the first quarter of 2014 to 16.9% during the first quarter of 2015 due to (i) our ability to leverage selling, general and administrative functions as we grow revenue, (ii) our cost savings initiatives and (iii) the positive impact of the settlement of liabilities noted above. While we expect to continue to leverage our selling, general and administrative costs in the future such that these costs grow at a lower rate than revenues over the long-term, we expect that during 2015 our ability to leverage these costs will be negatively impacted by an expected increase in administrative and compliance costs of between $3.0 million and $5.0 million associated with being a public company.
Restructuring and Other Costs
In the three months ended March 31, 2015, the Company completed negotiations with respect to exiting certain facilities and revised its exit cost estimates related to the corresponding lease agreements. This resulted in a net reduction to the previously accrued liability of approximately $0.4 million, comprised of the estimated facility exit cost reversals of approximately $0.7 million, partially offset by certain other costs of approximately $0.3 million primarily related to early lease termination fees.
Restructuring and other costs were $0.8 million for the three months ended March 31, 2014, primarily consisting of severance costs of $0.5 million and other costs of $0.3 million.
Transaction expenses
For the three months ended March 31, 2015, transaction expenses were $0.1 million, consisting of legal fees associated with our proposed 2015 debt refinancing and other transactions. For the three months ended March 31, 2014, transaction expenses were $2.0 million, consisting of $1.7 million of third party fees associated with the 2014 debt refinancing and $0.3 million of legal fees associated with our March 2014 acquisition of MEK Consulting, a full service CRO with operations in the Middle East.
Asset Impairment Charges
During the second quarter of 2014, we determined that Phase I Services and Global Consulting reporting units were not performing according to management's expectations, requiring an evaluation of the impairment of the goodwill and intangible assets. As a result of this evaluation, in the second quarter of 2014, we recorded a $9.2 million impairment of goodwill and an $8.0 million impairment of intangible assets associated with the Phase I Services and Global Consulting reporting units.
During the first quarter of 2015, we continued to observe deteriorating performance due to reduced revenue resulting from cancellations and lower than expected new business awards in our Phase I Services reporting unit. This resulted in a triggering event requiring an evaluation of both long-lived assets and goodwill for potential impairment. As of March 31, 2015, there were no intangible assets associated with Phase I Services. As a result of this evaluation, for the three months ended March 31, 2015, we recorded a total asset impairment charge of $3.9 million, consisting of a long-lived assets impairment charge of $1.0 million and a goodwill impairment charge of $2.9 million. As part of this evaluation, we also reviewed the estimated useful lives assigned to long-lived assets and determined that no adjustment was deemed necessary at this time.
Depreciation and Amortization Expense
Total depreciation and amortization expense remained comparable at $14.2 million for the three months ended March 31, 2015 and $14.4 million for the three months ended March 31, 2014. While total depreciation and amortization expense remained relatively flat on a year-over-year basis, amortization expense increased by $2.0 million in the first quarter of 2015 as compared to the first quarter of 2014, primarily due to the reduction in estimated useful lives of certain intangible assets during the second quarter of 2014. This increase was offset by a $2.1 million decrease in depreciation expense in the first quarter of 2015, principally due to the first quarter of 2014 including recognition of the depreciation expense on several assets over a shorter useful life as a result of our consolidating of certain data centers and information systems.
Other Income (Expense), Net
For the three months ended March 31, 2015 and 2014, other income and expenses were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2015	March 31, 2014	Change
Interest income	$84	$182	$(98)	(53.8)%
Interest expense	(5,389)	(16,083)	(10,694)	(66.5)%
Other income, net	3,466	1,378	2,088	151.5%
Total other income (expense), net	$(1,839)	$(14,523)	$(12,684)	(87.3)%
Total other income (expense), net decreased to net expense of $1.8 million for the three months ended March 31, 2015 from net expense of $14.5 million for the three months ended March 31, 2014. The decrease was primarily driven by a $10.7 million decrease in interest expense due to lower outstanding debt balances and decreased interest rates in 2015 as a result of our debt refinancing activities during 2014. Total other income (expense), net was further reduced by a $2.1 million increase in other income, net, primarily due to higher foreign currency gains in 2015 versus 2014 as a result of the strengthening of the U.S. dollar.
Income Tax Expense
Income tax expense was $5.3 million for the three months ended March 31, 2015 compared to $1.6 million for the three months ended March 31, 2014. Variances from the statutory rate of 35% were due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets and (ii) the geographical split of pre-tax income.
Net Income
Net income increased to $25.3 million for the three months ended March 31, 2015, from a net loss of $1.6 million for the three months ended March 31, 2014, for the reasons discussed above, in particular, the impact of increased net services revenue, the overall decrease of operating expenses as a percentage of net service revenue, and a decrease in interest expense as a result of our 2014 refinancing activities.
Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	March 31, 2015	December 31, 2014
Balance sheet statistics:
Cash and cash equivalents	$156,349	$126,453
Restricted cash	480	505
Working capital	78,792	46,598
We fund our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations and funds available for borrowing under our $100.0 million revolving credit facility. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of services, possible acquisitions, integration and restructuring costs, geographic expansion, working capital and other general corporate purposes. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations and funds available under our revolving credit facility will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations and other currently anticipated liquidity requirements for at least the next 12 months.
On November 13, 2014, in conjunction with our IPO, we entered into a new $525.0 million 2014 Credit Agreement, consisting of a $425.0 million term loan facility and a $100.0 million revolving line of credit, letter of credit and swingline facility. See Note 4 - Long-Term Debt to our condensed consolidated financial statements for information about the terms of this agreement.
As of March 31, 2015, we had total principal amount of indebtedness (including capital leases) of approximately $424.2 million. Further, we had undrawn commitments available for additional borrowings under our senior secured facilities of $99.2 million (net of $0.8 million in outstanding letters of credit as of March 31, 2015) which we may use for working capital and other purposes. The issuance of additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure additional capital and other resources.
In April 2015, we arranged the terms of a new $675 million credit agreement ("2015 Credit Agreement") comprised of a $525 million term loan and a $150 million revolving credit facility. We expect to enter into the 2015 Credit Agreement in the second quarter of 2015 upon the satisfaction of customary closing conditions. The proceeds from the 2015 Credit Agreement along with cash on hand will be used to repay the term loan outstanding under the 2014 Credit Agreement and to repurchase up to $150 million of the Company's outstanding Class A common stock from investment funds affiliated with Avista Capital Partners, L.P. ("Avista") and Ontario Teachers' Pension Plan Board ("OTPP"). It is anticipated that the 2015 Credit Agreement will reduce the interest rate on our term loan to LIBOR plus 2% at inception, increase our required minimum principal payments to 5% of the outstanding balance in the first year, increasing to 7.5% in years two and three, 10% in year four and 12.5% in year five, and require a maximum secured net leverage ratio and minimum interest coverage ratio covenants.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. Management believes that cash on hand, cash flows from operations and funds available under the revolving credit facility will be sufficient to meet our working capital and other currently anticipated cash needs, scheduled debt and interest payments and income tax obligations. However, our ability to meet our cash needs through cash flows from operations will depend on the demand for our services, as well as general economic, financial, competitive and other factors, many of which are beyond our control. Our business might not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate requirements. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, acquisitions or investments, selling assets, restructuring or refinancing our debt, reducing the scope of our operations and growth plans, or seeking additional equity capital. We cannot be assured that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our 2014 Credit Agreement and new 2015 Credit Agreement limit the use of proceeds from any disposition of assets and, as a result, we may not be allowed, under those agreements, to use the proceeds from any such dispositions to satisfy all current debt service obligations.

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014
For the three months ended March 31, 2015 and 2014, our cash flows from operating, investing and financing activities were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2015	March 31, 2014	Change 2014 to 2015
Net cash provided by operating activities	$43,631	$31,210	$12,421	39.8%
Net cash used in investing activities	(4,870)	(6,926)	(2,056)	(29.7)%
Net cash used in financing activities	(1,262)	(6,391)	(5,129)	(80.3)%
Cash Flows from Operating Activities
For the three months ended March 31, 2015, our operating activities provided $43.6 million in cash flow, consisting of a net income of $25.3 million, adjusted for net non-cash items of $18.0 million primarily related to depreciation and amortization, amortization of capitalized loan fees, stock-based compensation, impairment of goodwill and long-lived assets and deferred income taxes. In addition, $0.4 million of cash was provided by changes in operating assets and liabilities, consisting primarily of an increase in deferred revenue offset by an increase in billed and unbilled accounts receivable and a decrease in accounts payable and accrued expenses.
For the three months ended March 31, 2014, our operating activities provided $31.2 million in cash, consisting of a net loss of $1.6 million, adjusted for net non-cash item increases of $16.6 million primarily related to depreciation and amortization and amortization of capitalized loan fees. In addition, $16.2 million of cash was provided by changes in operating assets and liabilities, consisting primarily of a decrease in billed and unbilled accounts receivable, an increase in deferred revenue, partially offset by a decrease in accounts payable and accrued expenses.
The changes in operating assets and liabilities result primarily from the net movement in accounts receivable, unbilled revenue and deferred revenue, coupled with changes in accrued expenses. Fluctuations in billed and unbilled receivables and unearned revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and unearned revenue can vary significantly from period to period.
Cash flows from operations increased by $12.4 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014, primarily due to year-over-year increase in net earnings of $26.8 million, partially offset by a decrease of $15.7 million due to the 2014 period including a higher source of cash inflow from working capital.
Cash Flows from Investing Activities
For the three months ended March 31, 2015, we used $4.9 million in cash for investing activities for the purchase of property and equipment. For the full year 2015, we expect our total capital expenditures to be between approximately $27.0 million and $32.0 million.
For the three months ended March 31, 2014, we used $6.9 million in cash for investing activities, comprised of $4.6 million for the purchases of property and equipment, and $2.3 million for the purchase of MEK Consulting.

Cash Flows from Financing Activities
For the three months ended March 31, 2015, financing activities used $1.3 million in cash for the payments on long-term debt and capital leases obligations. For the three months ended March 31, 2014, financing activities used $6.4 million in cash, primarily for $6.3 million of payments on long-term debt and capital lease obligations.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2014.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is not permitted. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern at each annual and interim period, and to provide related footnote disclosures in certain circumstances. Disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern within one year after the report issuance date. If conditions do not give rise to substantial doubt, no disclosures will be required specific to going concern uncertainties. The ASU defines substantial doubt using a likelihood threshold of "probable" similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. We do not believe the adoption of this guidance will have a material impact on our consolidated financial statements or related footnote disclosures.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items. ASU 2015-01 will eliminate from U.S. GAAP the concept of extraordinary items and will no longer require an entity to separately classify, present, and disclose extraordinary events and transactions. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial statements or related footnote disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for the annual period ending after December 15, 2015, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2015-02 is not expected to have a material impact on our financial position or results of operations.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted. The new guidance shall be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for fiscal year ended December 31, 2014.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Changes in Internal Controls
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are party to legal proceedings incidental to our business. While our management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our condensed consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on our financial condition and results of operations.

Item 1A. Risk Factors
During the three months ended March 31, 2015, we updated the following risk factors as described in our Annual Report on Form 10-K for the year ended December 31, 2014:
Risks Related to Our Business
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
The rate at which our backlog converts to revenue may vary over time. The revenue recognition on larger, more global projects could be slower than on smaller, more regional projects for a variety of reasons, including, but not limited to, an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased timeframe for obtaining the necessary regulatory approvals.
Our backlog at March 31, 2015 was $1.6 billion. Although an increase in backlog will generally result in an increase in revenues over time, an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during any particular period, or at all. The extent to which contracts in backlog will result in revenue depends on many factors, including, but not limited to, delivery against project schedules, scope changes, contract terminations and the nature, duration and complexity of the contracts, and can vary significantly over time.
We have a history of net losses which may continue and which may negatively impact our ability to achieve or sustain profitability.
We have a history of net losses and cannot assure you that we will achieve or sustain profitability on a quarterly or annual basis in the future. For the three months ended March 31, 2015, we had net income of $25.3 million. However, for the years ended December 31, 2012, 2013 and 2014, we incurred net losses of $59.1 million, $41.5 million and $23.5 million, respectively. If we cannot reach or maintain profitability, the value of our stock price may be impacted.

Our business is subject to international economic, political and other risks that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
We have operations in many foreign countries, including, but not limited to, countries in the Asia-Pacific region, Europe, Latin America and the Middle East and Africa. As of March 31, 2015, approximately 56% of our workforce was located outside of the United States, and for the fiscal quarter ended March 31, 2015, approximately 30% of our net service revenue was billed to locations outside the United States. Our international operations are subject to risks and uncertainties inherent in operating in these regions, including:

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
As of March 31, 2015, we had goodwill and net intangible assets of $734.4 million, which constituted approximately 58% of our total assets. We periodically (at least annually unless triggering events occur that cause an interim evaluation) evaluate goodwill and other acquired intangible assets for impairment. Any future determination requiring the write-off of a portion of our goodwill or other acquired intangible assets could adversely affect our business, financial condition, and results of operations. If we are not able to realize the value of the goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets. During the year ended December 31, 2014, we recorded an impairment of our intangible assets of $8.0 million and our goodwill of $9.2 million associated with our Phase I Services and Global Consulting reporting units. During the first quarter of 2015, we continued to observe deteriorating performance in our Phase I Services reporting unit, resulting in a triggering event requiring an evaluation of both long-lived assets and goodwill for potential impairment. As of March 31, 2015, there were no intangible assets associated with Phase I Services. As a result of this evaluation, for the three months ended March 31, 2015, we recorded a total asset impairment charge of $3.9 million, consisting of a long-lived assets impairment charge of $1.0 million and a goodwill impairment charge of $2.9 million. Similar impairment charges in the future could materially and adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Indebtedness
Our substantial debt could adversely affect our financial condition.
As of March 31, 2015, our total principal amount of indebtedness, including capital leases, was $424.2 million and we had up to $99.2 million of additional borrowing capacity available under our revolving credit facility. We intend to borrow an additional $101.1 million to help fund the share repurchase. Our substantial indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to our senior secured facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We might not be able to influence any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:

•	increase our vulnerability to adverse general economic, industry or competitive developments;

•
require us to dedicate a more substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, and other general corporate purposes;

•	limit our ability to make required payments under our existing contractual commitments, including our existing long-term indebtedness;

•	limit our ability to fund a change of control offer;

•	require us to sell certain assets;

•	restrict us from making strategic investments, including acquisitions or cause us to make non-strategic divestitures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;

•	increase our exposure to rising interest rates because a substantial portion of our borrowings is at variable interest rates; and

•	limit our ability to borrow additional funds or to borrow on terms that are satisfactory to us.
We expect to enter into a new credit agreement but the transaction may not close.

We expect to enter into a new credit agreement in connection with the share repurchase, which we refer to as the 2015 Credit Agreement. We have arranged the terms of the 2015 Credit Agreement, comprised of $525.0 million in term loans and a $150.0 million revolving credit facility. The anticipated proceeds from the 2015 Credit Agreement, along with cash on hand, would enable us to fund the expected share repurchase up to $150.0 million. However, finalization of the 2015 Credit Agreement is subject to customary closing conditions and market risk. If we do not close the 2015 Credit Agreement, we will be unable to complete the contemplated $150.0 million share repurchase due to certain restrictions in our current 2014 Credit Agreement.

Interest rate fluctuations may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Because we have substantial variable rate debt, fluctuations in interest rates may affect our business, financial condition, results of operations and cash flows. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. As of March 31, 2015 we had approximately $423.9 million of total indebtedness with variable interest rates that only vary to the extent LIBOR is over one percent.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment to Executive Service Agreement, effective as of January 1, 2015, by and between INC Research Holdings Limited and Alistair Macdonald	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS*	XBRL Instance Document.	—	—	—	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document	—	—	—	Furnished herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE*	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith

* In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on April 27, 2015.

INC RESEARCH HOLDINGS INC.

Date: April 27, 2015	/s/ Gregory S. Rush
Gregory S. Rush
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment to Executive Service Agreement, effective as of January 1, 2015, by and between INC Research Holdings Limited and Alistair Macdonald	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS*	XBRL Instance Document.	—	—	—	Furnished herewith
101.SCH*	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE*	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith

* In accordance with Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act, is deemed not filed for purposes of section 18 of the Exchange Act, and otherwise is not subject to liability under these sections.