Form 10-Q
period 2015-06-30
INC Research Holdings, Inc.
filed 2015-07-30
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 23, 2015, there were approximately 56,253,165 shares of the registrant's common stock outstanding.

INC RESEARCH HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net service revenue	$227,376	$203,540	$438,890	$388,240
Reimbursable out-of-pocket expenses	109,916	82,203	207,319	164,280
Total revenue	337,292	285,743	646,209	552,520

Costs and operating expenses:
Direct costs	138,010	130,781	263,458	251,545
Reimbursable out-of-pocket expenses	109,916	82,203	207,319	164,280
Selling, general and administrative	37,125	33,962	72,925	66,147
Restructuring and other costs	2,012	2,417	1,594	3,175
Transaction expenses	397	—	519	2,042
Asset impairment charges	—	17,245	3,931	17,245
Depreciation	4,420	5,025	9,186	11,894
Amortization	9,473	6,238	18,951	13,740
Total operating expenses	301,353	277,871	577,883	530,068
Income from operations	35,939	7,872	68,326	22,452

Other income (expense), net:
Interest income	45	18	129	200
Interest expense	(4,233)	(12,841)	(9,622)	(28,924)
Loss on extinguishment of debt	(9,795)	—	(9,795)	—
Other income (expense), net	1,675	(337)	5,141	1,041
Total other expense, net	(12,308)	(13,160)	(14,147)	(27,683)
Income (loss) before provision for income taxes	23,631	(5,288)	54,179	(5,231)
Income tax benefit (expense)	(310)	20,595	(5,602)	18,986
Net income	23,321	15,307	48,577	13,755
Class C common stock dividends	—	(125)	—	(250)
Net income attributable to common stockholders	$23,321	$15,182	$48,577	$13,505

Earnings per share attributable to common stockholders:
Basic	$0.40	$0.29	$0.81	$0.26
Diluted	$0.39	$0.29	$0.79	$0.26
Weighted average common shares outstanding:
Basic	58,231	51,898	59,731	51,897
Diluted	60,464	52,185	61,805	52,066

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$23,321	$15,307	$48,577	$13,755
Foreign currency translation adjustments, net of tax benefit of $0, $346, $0 and $1,325, respectively	(2,176)	(501)	(11,394)	(2,102)
Comprehensive income	$21,145	$14,806	$37,183	$11,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$98,511	$126,453
Restricted cash	478	505
Accounts receivable:
Billed, net	143,617	130,270
Unbilled	132,650	118,101
Current portion of deferred income taxes	16,965	16,177
Prepaid expenses and other current assets	34,466	35,393
Total current assets	426,687	426,899
Property and equipment, net	40,469	43,725
Goodwill	553,584	556,863
Intangible assets, net	171,323	190,359
Deferred income taxes, less current portion	12,221	15,665
Other long-term assets	11,460	11,576
Total assets	$1,215,744	$1,245,087
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,756	$16,548
Accrued liabilities	100,271	111,655
Deferred revenue	297,093	246,902
Current portion of long-term debt	—	4,250
Current portion of capital lease obligations	111	441
Total current liabilities	412,231	379,796
Long-term debt, less current portion	475,000	415,277
Capital lease obligations, less current portion	—	11
Deferred income taxes	27,236	30,368
Other long-term liabilities	20,909	27,426
Total liabilities	935,376	852,878
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value; 30,000,000 authorized, 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value; 600,000,000 and 600,000,000 shares authorized; 56,253,165 and 61,233,850 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	563	612
Additional paid-in-capital	583,453	634,946
Accumulated other comprehensive loss	(37,594)	(26,200)
Accumulated deficit	(266,054)	(217,149)
Total stockholders' equity	280,368	392,209
Total liabilities and stockholders' equity	$1,215,744	$1,245,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(In thousands)
Operating activities
Net income	$48,577	$13,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,137	25,634
Loss on extinguishment of debt	9,795	—
Stock repurchase costs	519	—
Amortization of capitalized loan fees	812	3,844
Stock-based compensation	1,620	1,424
Allowance for doubtful accounts	(145)	1,536
Deferred income taxes	(283)	(22,442)
Foreign currency adjustments	(4,463)	(4,941)
Asset impairment charges	3,931	17,245
Other adjustments	(163)	231
Changes in operating assets and liabilities:
Accounts receivable billed and unbilled	(28,808)	(34,145)
Accounts payable and accrued expenses	(10,211)	16,970
Deferred revenue	51,946	61,657
Other assets and liabilities	(5,989)	(372)
Net cash provided by operating activities	95,275	80,396
Investing activities
Acquisition of business, net of cash acquired	—	(2,302)
Purchase of property and equipment	(7,669)	(12,939)
Net cash used in investing activities	(7,669)	(15,241)
Financing activities
Payments on long-term debt	(475,001)	(5,453)
Proceeds from issuance of long-term debt	525,000	—
Payments of debt financing costs	(4,987)	—
Payments related to business combinations	(901)	—
Principal payments toward capital lease obligations	(341)	(1,613)
Payments of stock repurchase costs	(519)	—
Payments for repurchase of common stock	(150,000)	(19)
Payments related to tax withholding for stock-based compensation	(644)	—
Proceeds from the exercise of stock options	—	12
Dividends paid	—	(250)
Net cash used in financing activities	(107,393)	(7,323)
Effect of exchange rate changes on cash and cash equivalents	(8,155)	745
Net change in cash and cash equivalents	(27,942)	58,577
Cash and cash equivalents at the beginning of the period	126,453	96,972
Cash and cash equivalents at the end of the period	$98,511	$155,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Changes in Significant Accounting Policies
Principal Business
INC Research Holdings, Inc. (the "Company") is a Contract Research Organization ("CRO") providing a comprehensive range of clinical development services for the biopharmaceutical and medical device industries to its customers across various therapeutic areas. The international infrastructure of the Company’s development business enables it to conduct Phase I to Phase IV clinical trials globally for pharmaceutical, biotechnology and medical device companies.
Unaudited Interim Financial Information
The Company prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 24, 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other future period. The amounts in the December 31, 2014 consolidated condensed balance sheet are derived from the audited financial statements for the year ended December 31, 2014.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB delayed the effective date of ASU 2014-09 by one year and modified the standard to allow the early adoption. For public entities, the standard is now effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and is to be applied on a retrospective basis. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted. As of June 30, 2015, the Company had debt issuance costs related to its term loans of $0.8 million in prepaid expenses and other current assets and $2.6 million in other long-term assets that would be reclassified to long-term debt, net.

In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting For Fees Paid In A Cloud Computing Arrangement, which provides guidance for a customer's accounting for cloud computing costs. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. This standard may be applied either prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. ASU 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
2. Financial Statement Details
Accounts receivable billed, net
Accounts receivable, net of allowance for doubtful accounts, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Accounts receivable, billed	$147,260	$133,997
Less allowance for doubtful accounts	(3,643)	(3,727)
Accounts receivable billed, net	$143,617	$130,270
Goodwill and Long-Lived Assets
In connection with the annual goodwill impairment analysis performed in the fourth quarter of 2014, the Company's Phase I Services reporting unit failed Step I of the goodwill impairment test. The Company performed Step II of the goodwill impairment test to asses if the goodwill has been impaired, which resulted in no further impairment during 2014. During the first quarter of 2015, the Company continued to observe deteriorating performance due to reduced revenue resulting from cancellations and lower than expected new business awards in its Phase I Services asset group and reporting unit. This resulted in a triggering event requiring an evaluation of both long-lived assets and goodwill for potential impairment. As of the date of this evaluation, there were no remaining intangible assets associated with Phase I Services.
In accordance with the authoritative guidance for Intangibles - Goodwill and Other under ASC 350, the impairment test of goodwill was performed at the reporting unit level and involved a two-step process. The first step involved comparing the fair value of the Phase I Services reporting unit with the carrying amount of its assets and liabilities, including goodwill, as goodwill was specifically assigned to this reporting unit. This impairment test of goodwill determined that the Phase I Services reporting unit’s fair value was less than the carrying amount of its assets and liabilities, requiring the Company to proceed with the second step of the goodwill impairment test. In the second step of the testing process, the impairment loss was determined by comparing the implied fair value of the Phase I Services reporting unit’s goodwill to the recorded amount of goodwill.  The implied fair value was calculated based on discounted estimated future cash flows. The estimated future cash flows were based upon, among other things, certain assumptions about expected future operating performance, growth rates and other factors. This first quarter evaluation resulted in a $2.9 million impairment charge, which represented the remaining goodwill balance of the Phase I Services reporting unit.

The changes in carrying amount of goodwill for the six months ended June 30, 2015 were as follows (in thousands):

	Total	Clinical Development Services	Phase I Services	Global Consulting
Balance at December 31, 2014:
Gross goodwill	$570,106	$542,683	$8,142	$19,281
Accumulated impairment losses	(13,243)	—	(5,219)	(8,024)
Total goodwill and accumulated impairment losses	556,863	542,683	2,923	11,257
2015 Activity:
Impairment of goodwill	(2,923)	—	(2,923)	—
Impact of foreign currency translation	(356)	(356)	—	—
Balance at June 30, 2015:
Gross goodwill	569,750	542,327	8,142	19,281
Accumulated impairment losses	(16,166)	—	(8,142)	(8,024)
Total goodwill and accumulated impairment losses	$553,584	$542,327	$—	$11,257
The Company also performed an impairment test of the long-lived assets by comparing the carrying amount of Phase I Services asset group to the sum of their undiscounted expected future cash flows. In accordance with the authoritative guidance for Property, Plant and Equipment under ASC 360, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of its related group of assets.  If impairment exists, the impairment loss is measured and recorded based on the amount by which the carrying amount of the long-lived asset (asset group) exceeds its fair value. The indirect cost valuation approach was used to estimate the fair value. Under this valuation approach, the Company estimated the fair value by applying an index or trend factor to the historical cost. As a result of this evaluation, the Company recorded a long-lived assets impairment charge during the first quarter of 2015 of $1.0 million. As part of this evaluation, the Company also reviewed the estimated useful lives assigned to long-lived assets and determined no adjustment was deemed necessary at that time.
As a result of these evaluations, the Company recorded total asset impairment charges of $3.9 million for the six months ended June 30, 2015.

Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Compensation, including bonuses, fringe benefits, and payroll taxes	$53,884	$64,555
Accrued interest	550	2,678
Accrued taxes	10,048	10,784
Accrued rebates to customers	6,080	7,742
Accrued professional services	4,407	6,614
Accrued restructuring costs, current portion	3,578	1,777
Contingent consideration payable on acquisitions	72	1,113
Current portion of deferred income tax liability	384	319
Other liabilities	21,268	16,073
Total accrued liabilities	$100,271	$111,655
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Uncertain tax positions	$10,140	$13,012
Accrued restructuring costs, less current portion	3,269	4,367
Other liabilities	7,500	10,047
Total other long-term liabilities	$20,909	$27,426
Other income (expense), net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net realized foreign currency gain (loss)	$(785)	$(3,002)	$7	$(4,092)
Net unrealized foreign currency gain (loss)	2,074	2,613	4,463	4,941
Other, net	386	52	671	192
Total other income (expense), net	$1,675	$(337)	$5,141	$1,041
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
During the second quarter of 2015, the Company finalized the amount of the contingent consideration based on the achievement of the pre-agreed targets. The final contingent consideration totaled $0.8 million and, as a result, the Company released $0.2 million of accrued liabilities. The reduction in the contingent consideration was recorded in the "Other income (expense), net" line item in the Condensed Consolidated Statements of Operations. Additionally, the Company released $0.5 million of cash previously withheld to cover potential indemnification claims.
Since the period of acquisition, the Company has recognized a total of $1.2 million of compensation expense for successful retention of operational staff and certain key employees, including $0.1 million and $0.2 million in the three months ended June 30, 2015 and 2014, and $0.3 million and $0.4 million in the six months ended June 30, 2015 and 2014, respectively. This compensation expense is included within "Direct costs" line item in the Condensed Consolidated Statements of Operations. The remaining $0.8 million of the retention payments will be accrued and expensed ratably over the remaining contingent employment periods, to the extent it is earned.
4. Long-Term Debt
2015 Credit Agreement
On May 14, 2015, the Company entered into a five-year $675.0 million credit agreement ("2015 Credit Agreement") which is comprised of a $525.0 million term loan A ("2015 Term Loan") and a $150.0 million revolving line of credit ("2015 Revolver"). All obligations under the 2015 Credit Agreement are guaranteed by the Company and certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The obligations under the 2015 Credit Agreement are secured by substantially all of the assets of the Company and the guarantors.
As of June 30, 2015, $475.0 million was outstanding on the 2015 Term Loan. Beginning on September 30, 2015 and continuing through March 31, 2020, the 2015 Term Loan has scheduled quarterly principal payments of the initial principal borrowed of 1.25%, or $6.6 million per quarter in year 1; 1.875%, or $9.8 million per quarter in years 2 and 3; 2.50%, or $13.1 million per quarter in year 4; and 3.125%, or $16.4 million per quarter in year 5; with the remaining outstanding principal due on May 14, 2020. On June 15, 2015, the Company made a $50.0 million prepayment on the term loan which will be applied against the regularly-scheduled quarterly principal payments. As such, the Company will not be required to make a mandatory principal payment until March 31, 2017.
The 2015 Credit Agreement provides Eurodollar Rate and Base Rate term loans. Eurodollar Rate term loans are one-, two-, three-, or six-month loans (or, with permission, twelve-month) and interest is due on the last day of each three-month period of the loans. Base Rate term loans have interest due on the last day of each calendar quarter. In advance of the last day of the then-current type of loan, the Company may select a new type of loan, so long as it does not extend beyond May 14, 2020.
The 2015 Revolver includes letters of credit (LOC) and swingline loans available in an amount not to exceed $15.0 million each. Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Eurodollar Rate revolving loans plus fronting fees. The fee is payable quarterly in arrears on the last day of the calendar quarter after the issuance date until the LOC expires. As of June 30, 2015, there were approximately $1.0 million of LOCs and no swingline loans outstanding, leaving $149.0 million in available borrowings under the 2015 Revolver.
The 2015 Term Loan and 2015 Revolver bear interest at a rate per annum equal to, at the Borrower's option, either: (i) a base rate determined by reference to the highest of: (a) the Prime Rate in effect on such date, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00%; and (c) the sum of (1) the Eurodollar Rate that would be payable on such day for the Eurodollar Rate Loan with a one-

month interest period, and (2) 1.00%; or (ii) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain reserve requirements (Eurodollar Rate).
The applicable margin with respect to Base Rate is between 0.50% and 1.25% and the applicable margin with respect to the Eurodollar Rate borrowings is between 1.50% and 2.25% depending on the "Secured Net Leverage Ratio" (as defined in the 2015 Credit Agreement). The Company also pays a quarterly Commitment Fee between 0.20% and 0.35% on the average daily unused balance of the 2015 Revolver depending on the Secured Net Leverage Ratio at the adjustment date. As of June 30, 2015, the interest rate on the 2015 Term Loan was 2.19%.
The 2015 Credit Agreement permits the Borrower to increase term loan or revolving commitments under the term loan facility and/or revolving credit facility and/or to request the establishment of one or more new term loan facilities and/or revolving facilities in an aggregate amount not to exceed $150.0 million if certain net leverage requirements are met. The availability of such additional capacity is subject to, among other things, receipt of commitments from existing lenders or other financial institutions.
The Company's maturities of obligations under the 2015 Credit Agreement for the years ending December 31, are as follows (in thousands):

2015 (remaining 6 months)	$—
2016	—
2017	35,313
2018	45,938
2019	59,062
2020	334,687
Total long-term debt	$475,000
2015 Refinancing
On May 14, 2015, the Company entered into the 2015 Credit Agreement and repaid all of its outstanding obligations under the existing 2014 Credit Agreement and paid transaction costs associated with the 2015 Credit Agreement. In addition, the Company recognized a $9.4 million loss on extinguishment of the 2014 Credit Agreement which was comprised of $5.1 million of unamortized discount and $4.3 million of unamortized debt issuance costs. In June 2015, the Company made a prepayment of $50.0 million under the 2015 Credit Agreement. As a result, the Company recognized an additional $0.4 million loss on extinguishment of debt.
The 2014 Credit Agreement was comprised of a $425.0 million term loan B, a $100.0 million revolving line of credit, and letter of credit and swingline facilities. The term loan had scheduled quarterly principal payments of 0.25% of the aggregate initial principal borrowed, or $1.1 million per quarter, with the remaining outstanding principal due on November 13, 2021. The 2014 Credit Agreement bore interest at approximately 4.5% during 2015 prior to repayment.
For the six months ended June 30, 2014, the Company had outstanding debt under the 2011 Credit Agreement which was comprised of a $300.0 million term loan, a $75.0 million revolving line of credit and a letter of credit and swingline facilities. As of June 30, 2014, the interest rate on the 2011 Term Loan was 4.25%. Additionally, at June 30, 2014 the Company had an outstanding principal balance of $300.0 million in secured Senior Notes bearing interest of 11.5% annually. In connection with the Company's initial public offering in November 2014, the Company repaid the outstanding balances on the 2011 Credit Agreement and Senior Notes and entered into the 2014 Credit Agreement.

Debt Covenants
The 2015 Credit Agreement contains usual and customary restrictive covenants that, among other things, place limitations on the Company's ability to pay dividends or make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material documents; make acquisitions and dispose of assets; transact with affiliates; and engage in businesses that are not related to the Company's existing business.
In addition, the 2015 Credit Agreement contains financial covenants which require the Company to maintain a Secured Net Leverage Ratio and Interest Coverage Ratio as of the last day of any four consecutive fiscal quarters. The Secured Net Leverage Ratio is a relationship between the level of secured outstanding borrowings, net of a certain amount of cash not to exceed $75.0 million, and Consolidated EBITDA. The Interest Coverage Ratio is a relationship between the level Consolidated EBITDA and Consolidated Interest Expense. Specifically, these covenants require the Company to maintain a maximum Secured Net Leverage Ratio of no more than 4 to 1 and a minimum Interest Coverage Ratio of no less than 3 to 1. The Company was in compliance with its debt covenants for all periods through June 30, 2015.
Debt Discounts and Debt Issuance Costs
The Company had recorded debt issuance costs of approximately $4.5 million and $4.6 million as of June 30, 2015 and December 31, 2014, respectively. These costs are included as a component of other assets and are being amortized as a component of interest expense using the effective interest method over the term of the debt arrangements.
Borrowings under the Company’s 2014 Credit Agreement were issued net of a discount. As a result, the Company had a net discount balance of $5.5 million as of December 31, 2014. The discount was recorded as a reduction of the principal balance and was accreted up as a component of interest expense using the effective interest method over the term of the debt arrangement.
5. Fair Value Measurements
At June 30, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt. The fair value of the cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments.
The fair value of the long-term debt is determined based on market prices for identical or similar financial instruments or model-derived valuations based on observable inputs and falls under Level 2 of the fair value hierarchy as defined in the authoritative guidance.  The estimated fair value of the long-term debt was $475.0 million and $423.4 million at June 30, 2015 and December 31, 2014, respectively.
The Company does not have any recurring fair value measurements. There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2015.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets are tested for impairment annually and when a triggering event occurs. As of June 30, 2015 and December 31, 2014, assets carried on the balance sheet and not remeasured to fair value on a recurring basis total $724.9 million and $747.2 million, respectively. The fair value of these assets falls under Level 3 of the fair value hierarchy as defined in the authoritative guidance and the fair value is estimated as follows:

Goodwill – As of June 30, 2015 and December 31, 2014, the Company had recorded goodwill of $553.6 million and $556.9 million, respectively. Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when an acquisition is accounted for using the purchase method. The Company performs a quantitative goodwill impairment assessment on each reporting unit. The Company derives each reporting unit’s fair value through a combination of the market approach (the guideline publicly traded company method) and the income approach (a discounted cash flow analysis). The Company then compares the carrying value of each reporting unit, inclusive of its assigned goodwill, to its fair value.
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
Finite-lived Intangible Assets – As of June 30, 2015 and December 31, 2014, the Company had recorded finite-lived intangible assets of $136.3 million and $155.4 million, respectively. If a triggering event occurs, the Company determines the estimated fair value of finite-lived intangible assets by determining the present value of the expected cash flows.
Indefinite-lived Intangible Assets – As of June 30, 2015 and December 31, 2014, the Company had recorded indefinite-lived intangible assets of $35.0 million. When evaluating indefinite-lived intangible assets for impairment, the Company performs a quantitative impairment analysis. The Company determines the estimated fair value of the indefinite-lived intangible asset (trademark) by determining the present value of the estimated royalty payments on an after-tax basis that it would be required to pay the owner for the right to use such trade name. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess.
6. Restructuring and Other Costs
During the second quarter of 2015, the Company initiated restructuring activities to better align its resources worldwide. Specifically, the Company initiated a plan to reduce its workforce by approximately 60 employees, primarily in the United States and certain countries in Europe and principally within the Clinical Development Services operations group and several corporate administrative functions. The Company completed the majority of these actions in June and July of 2015 and expects to complete the remaining activities by the end of 2015. For the six months ended June 30, 2015, the Company incurred $1.9 million of severance costs related to these activities.
For the six months ended June 30, 2015, the Company recorded a net reduction in facility closure expenses of $0.3 million primarily related to the reversal of previously accrued liabilities related to completing negotiations with respect to exiting certain facilities during the first quarter of 2015. As a result of these negotiations, the Company revised its exit cost estimates related to the corresponding lease agreements resulting in a reduction in expenses of approximately $0.7 million which was partially offset by expenses of $0.4 million primarily related to early lease termination fees.

The costs related to all restructuring plans are included in the "Restructuring and other costs" line item in the Condensed Consolidated Statements of Operations. Restructuring costs are not allocated to the Company’s reportable segments because they are not part of the segment performance measures regularly reviewed by management. During the six months ended June 30, 2015, the Company made payments and provision adjustments for all plans as presented below (in thousands):

	Employee Severance Costs	Facility Closure Charges	Total
Balance at December 31, 2014	$—	$6,144	$6,144
Expenses incurred, net	1,901	(307)	1,594
Payments made	(119)	(772)	(891)
Balance at June 30, 2015	$1,782	$5,065	$6,847
7. Stockholders' Equity
In May 2015, the Company repurchased 5,053,482 shares of its Class A common stock pursuant to an agreement with investment funds affiliated with its Sponsors, Avista Capital Partners, L.P. ("Avista") and Ontario Teachers' Pension Plan Board ("OTPP"), in a private transaction at a price of $29.68 per share, after deducting underwriting discounts, commissions and related expenses, resulting in a total purchase price of approximately $150.0 million. In conjunction with this transaction, the Company's Sponsors and certain other stockholders sold 8,050,000 shares of the Company's common stock, including 1,050,000 shares that were offered and sold pursuant to the underwriters' exercise in full of its option to purchase additional shares.
The following is a summary of the Company's authorized, issued and outstanding shares:

	June 30, 2015	December 31, 2014
Shares Authorized:
Class A common stock	300,000,000	300,000,000
Class B common stock	300,000,000	300,000,000
Preferred stock	30,000,000	30,000,000
Total shares authorized	630,000,000	630,000,000
Shares Issued:
Class A common stock	53,085,726	51,199,856
Class B common stock	3,167,439	10,033,994
Preferred stock	—	—
Total shares issued	56,253,165	61,233,850
Shares Outstanding:
Class A common stock	53,085,726	51,199,856
Class B common stock	3,167,439	10,033,994
Preferred stock	—	—
Total shares outstanding	56,253,165	61,233,850

8. Earnings Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2015 and June 30, 2014 (in thousands, except per share data):

	Net Income (Numerator)	Number of Shares (Denominator)	Per-Share Amount
For the three months ended June 30, 2015
Basic net income per share	$23,321	58,231	$0.40
Effect of dilutive securities	—	2,233
Diluted net income per share	$23,321	60,464	$0.39

For the three months ended June 30, 2014
Basic net income per share	$15,182	51,898	$0.29
Effect of dilutive securities	—	287
Diluted net income per share	$15,182	52,185	$0.29

	Net Income (Numerator)	Number of Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2015
Basic net income per share	$48,577	59,731	$0.81
Effect of dilutive securities	—	2,074
Diluted net income per share	$48,577	61,805	$0.79

For the six months ended June 30, 2014
Basic net income per share	$13,505	51,897	$0.26
Effect of dilutive securities	—	169
Diluted net income per share	$13,505	52,066	$0.26

The computation of diluted earnings per share excludes unexercised stock options and unvested restricted stock units("RSUs") that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average number of stock options and RSUs calculated using the treasury stock method that were excluded due to the exercise/threshold price exceeding the average market price of our common stock during the period	23	669	15	909

9. Stock-Based Compensation
The following table summarizes option activity as of and for the period ending June 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	3,930,220	$11.64
Granted	162,510	$39.00	$12.99
Exercised	(131,859)	$9.09
Forfeited	(41,419)	$10.57
Expired	—	$—
Outstanding at June 30, 2015	3,919,452	$12.87
Vested and exercisable at June 30, 2015	1,486,069	$10.38
The following table sets forth a summary of RSUs outstanding as of June 30, 2015 and changes during the period:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	674
Granted	81,254	$39.00
Vested	—
Forfeited	—
Non-vested at June 30, 2015	81,928
Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Direct costs	$353	$296	$736	$535
Selling, general and administrative	560	597	884	889
Total stock-based compensation expense	$913	$893	$1,620	$1,424
10. Income Taxes
The Company's effective tax rate for the three and six months ended June 30, 2015 and 2014 was lower than the U.S. federal statutory rate primarily due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets, (ii) the geographic split of pre-tax income, and (iii) discrete tax adjustments related to the release of valuation allowances and unrecognized tax benefits.
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
As of June 30, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of $20.9 million and $21.6 million, respectively. The total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate was $10.1 million and $13.0 million, respectively. During the three months ended June 30, 2015, the Company released $2.6 million in uncertain tax benefits. The release of the benefits was recorded as a discrete adjustment to income tax expense. The Company believes it is reasonably possible that approximately $2.1 million of gross unrecognized tax benefits related to intercompany transactions will be released in the next twelve months due to statute of limitations expirations.
11. Segment Information
The Company is managed through three reportable segments: Clinical Development Services, Phase I Services and Global Consulting. Clinical Development Services offers a variety of clinical development services including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management and study reports to assist customers with their drug development process. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages, and support for Phase I studies in established compounds. Global Consulting provides consulting services regarding clinical trial regulatory affairs, regulatory consulting services, quality assurance audits and pharmacovigilance consulting, non-clinical consulting and medical writing consulting.

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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue:
Clinical Development Services	$221,277	$199,500	$428,052	$379,425
Phase I Services	3,764	2,128	6,866	4,595
Global Consulting	2,335	1,912	3,972	4,220
Segment revenue	227,376	203,540	438,890	388,240
Reimbursable out-of-pocket expenses not allocated to segments	109,916	82,203	207,319	164,280
Total revenue	$337,292	$285,743	$646,209	$552,520
Direct costs:
Clinical Development Services	$133,431	$126,519	$254,656	$242,582
Phase I Services	2,784	2,003	5,315	4,557
Global Consulting	1,795	2,259	3,487	4,406
Segment direct costs	138,010	130,781	263,458	251,545
Reimbursable out-of-pocket expenses not allocated to segments	109,916	82,203	207,319	164,280
Direct costs and reimbursable out-of-pocket expenses	$247,926	$212,984	$470,777	$415,825
Segment contribution margin:
Clinical Development Services	$87,846	$72,981	$173,396	$136,843
Phase I Services	980	125	1,551	38
Global Consulting	540	(347)	485	(186)
Segment contribution margin	89,366	72,759	175,432	136,695
Less expenses not allocated to segments:
Selling, general and administrative	37,125	33,962	72,925	66,147
Restructuring and other costs	2,012	2,417	1,594	3,175
Transaction expenses	397	—	519	2,042
Asset impairment charges	—	17,245	3,931	17,245
Depreciation and amortization	13,893	11,263	28,137	25,634
Consolidated income from operations	$35,939	$7,872	$68,326	$22,452

12. Operations by Geographic Location
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

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net service revenue:
North America(1)	$167,822	$142,734	$319,451	$273,302
Europe, Middle East and Africa	55,426	54,733	110,793	102,428
Asia-Pacific	4,068	6,045	8,585	12,481
Latin America	60	28	61	29
Total net service revenue	227,376	203,540	438,890	388,240
Reimbursable-out-of-pocket expenses	109,916	82,203	207,319	164,280
Total revenue	$337,292	$285,743	$646,209	$552,520
(1) Net service revenue for the North America region includes revenue attributable to the U.S. of $163.3 million and $142.4 million, or 71.8% and 70.0% of net service revenue, for the three months ended June 30, 2015 and 2014, respectively. Net service revenue for the North America region includes revenue attributable to the U.S. of $311.1 million and $272.7 million, or 70.9% and 70.2% of net service revenue, for the six months ended June 30, 2015 and 2014, respectively. No other countries represented more than 10% of net service revenue for any period.
The following table summarizes long-lived assets by geographic area (in thousands and all intercompany transactions have been eliminated):

	June 30, 2015	December 31, 2014
Total property and equipment, net:
North America(1)	$26,703	$28,287
Europe, Middle East, and Africa(2)	8,756	10,212
Asia-Pacific	4,424	4,473
Latin America	586	753
Total property and equipment, net	$40,469	$43,725
(1) Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $26.3 million and $26.6 million as of June 30, 2015 and December 31, 2014, respectively.
(2) Long-lived assets for the Europe, Middle East, and Africa regions include property and equipment, net attributable to Spain of $4.1 million and $4.5 million as of June 30, 2015 and December 31, 2014, respectively.

13. Concentration of Credit Risk
Financial assets that subject the Company to credit risk primarily consist of cash and cash equivalents and billed and unbilled accounts receivable. The Company's cash and cash equivalents consist principally of cash and are maintained at several financial institutions with reputable credit ratings. The Company believes these instruments bear minimal credit risk. There is no state insurance coverage on bank balances of $1.0 million at June 30, 2015 and $1.2 million at December 31, 2014, held in the Netherlands.
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
For the six months ended June 30, 2015 and June 30, 2014, various subsidiaries of Astellas Pharma, Inc. (Astellas) accounted for 10% and 12% of total net service revenue, respectively. Additionally, for the three months ended June 30, 2014, Astellas accounted for 12% of total net service revenue. For the three and six months ended June 30, 2014, various subsidiaries of Otsuka Holdings Co., Ltd. accounted for 14% of total net service revenue. No customer accounted for 10% or more of total net service revenues for the three months ended June 30, 2015.
At June 30, 2015 and December 31, 2014, no customer accounted for more than 10% of billed and unbilled accounts receivable.
14. Related-Party Transactions
Through November 7, 2014, the Company had an agreement with a significant stockholder for the stockholder to perform certain consulting services. In conjunction with the corporate reorganization in November 2014, the Company paid cash of approximately $3.4 million to terminate this agreement. Prior to the termination of this agreement, the Company recognized $0.1 million and $0.3 million of consulting services expense for the three and six months ended June 30, 2014, respectively. There were no material transactions with related parties in the three and six months ended June 30, 2015.
15. Commitments and Contingencies
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
Accrued insurance liabilities and related expenses are based on estimates of claims incurred but not reported. Incurred but not reported claims are generally determined by taking into account historical claims payments and known trends such as claim frequency and severity. The Company makes estimated judgments and assumptions with respect to these calculations, including but not limited to, estimated healthcare cost trends, estimated lag time to report any paid claims, average cost per claim and other factors. The Company believes the estimates of future liability are reasonable based on its methodology; however, changes in claims activity (volume and amount per claim) could materially affect the estimate for these liabilities. The Company continually monitors claim activity and incidents and makes necessary adjustments based on these evaluations. As of June 30, 2015, the Company had accrued self-insurance reserves of $2.5 million.

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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; the impact of underpricing our contracts, overrunning our cost estimates or failing to receive approval for or experiencing delays with documentation of change orders; the risks associated with our information systems infrastructure; any adverse effects from customer or therapeutic area concentration; the risks associated with doing business internationally; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our failure to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations; the risk of litigation and personal injury claims; the impact of unfavorable economic conditions and exchange rate and effective income tax rate fluctuations; the risks associated with potential future acquisitions or investments in our customers' businesses or drugs; the impact of changes in government regulations and healthcare reform; and our ability to service our substantial indebtedness. For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Form 10-Q for the quarter ended March 31, 2015.
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
We have three reportable segments: Clinical Development Services, Phase I Services and Global Consulting. Clinical Development Services offers a variety of clinical development services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management and study reports to assist customers with their drug development process. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages, and support for Phase I studies in established compounds. Global Consulting provides consulting services regarding clinical trial regulatory affairs, regulatory consulting services, quality assurance audits and pharmacovigilance consulting, non-clinical consulting and medical writing consulting. For financial information regarding revenue and long-lived assets by geographic areas, please see Note 12 - Operations by Geographic Location in our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.
Our discussion and analysis of our financial condition and results of operations herein is presented on a consolidated basis. Because our Clinical Development Services segment accounts for substantially all of our business operations, we believe that a discussion of our reportable segments’ operations would not be meaningful disclosure for investors. See further discussion in Note 11 - Segment Information to our unaudited condensed consolidated financial statements.
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

Our new business awards, net of cancellations of prior awards, for the three months ended June 30, 2015 and June 30, 2014 were $295.9 million and $103.4 million, respectively. Our new business awards, net of cancellations of prior awards, for the six months ended June 30, 2015 and June 30, 2014 were $551.4 million and $384.3 million, respectively. Net new business awards were higher in the first half of 2015 compared to the first half of 2014, primarily due to (i) the 2014 periods including a cancellation valued at approximately $132 million, (ii) the continued growth of our business across therapeutic areas, and (iii) the timing of the conversion of our relationship with a major customer from primarily a functional service provider relationship to a more traditional full service arrangement. New business awards have varied and will continue to vary significantly from quarter to quarter. Fluctuations in our reported backlog and net new business award levels often result from the fact that we may receive a small number of relatively large orders in any given reporting period. Because of these large orders, our backlog and net new business awards in that reporting period might reach levels that are not sustained in subsequent reporting periods.
The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the future, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by our customers with 30 days' notice. The dollar amount of our backlog is adjusted each quarter for foreign currency fluctuations. For the six and twelve months ended June 30, 2015, fluctuations in foreign currency exchange rates resulted in an unfavorable impact on our June 30, 2015 backlog in the amount of $25.9 million and $73.2 million, respectively, primarily due to the weakening of the Euro and British Pound against the U.S. dollar. However, for the three months ended June 30, 2015, backlog was favorably impacted by $12.9 million as a result of a slight recovery of the Euro and British Pound against the U.S. dollar. As of June 30, 2015 and 2014, our backlog was $1.7 billion and $1.5 billion, respectively. Included within backlog at June 30, 2015 is approximately $0.4 billion that we expect to generate revenue from in 2015.
We believe that backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and cancellations and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or delayed by regulatory authorities. Projects that have been delayed for less than 12 months remain in backlog, but the anticipated timing of the recognition of revenue is uncertain. We generally do not have a contractual right to the full amount of the revenue reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect the rate at which our backlog and net new business awards convert into revenue to decrease, or lengthen. See "Risk Factors - Risks Related to Our Business - Our Backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Form 10-Q for the quarter ended March 31, 2015.

Results of Operations
The following tables set forth amounts from our condensed consolidated financial statements along with the percentage changes for the three and six months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
Net service revenue	$227,376	$203,540	$23,836	11.7%
Reimbursable out-of-pocket expenses	109,916	82,203	27,713	33.7%
Total revenue	337,292	285,743	51,549	18.0%
Direct costs	138,010	130,781	7,229	5.5%
Reimbursable out-of-pocket expenses	109,916	82,203	27,713	33.7%
Selling, general and administrative	37,125	33,962	3,163	9.3%
Restructuring and other costs	2,012	2,417	(405)	(16.8)%
Transaction expenses	397	—	397	—%
Asset impairment charges	—	17,245	(17,245)	(100.0)%
Depreciation	4,420	5,025	(605)	(12.0)%
Amortization	9,473	6,238	3,235	51.9%
Total operating expenses	301,353	277,871	23,482	8.5%
Income from operations	35,939	7,872	28,067	356.5%
Total other expense, net	(12,308)	(13,160)	(852)	(6.5)%
Income (loss) before provision for income taxes	23,631	(5,288)	28,919	546.9%
Income tax benefit (expense)	(310)	20,595	(20,905)	(101.5)%
Net income	$23,321	$15,307	$8,014	52.4%

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
Net service revenue	$438,890	$388,240	$50,650	13.0%
Reimbursable out-of-pocket expenses	207,319	164,280	43,039	26.2%
Total revenue	646,209	552,520	93,689	17.0%
Direct costs	263,458	251,545	11,913	4.7%
Reimbursable out-of-pocket expenses	207,319	164,280	43,039	26.2%
Selling, general and administrative	72,925	66,147	6,778	10.2%
Restructuring and other costs	1,594	3,175	(1,581)	(49.8)%
Transaction expenses	519	2,042	(1,523)	(74.6)%
Asset impairment charges	3,931	17,245	(13,314)	(77.2)%
Depreciation	9,186	11,894	(2,708)	(22.8)%
Amortization	18,951	13,740	5,211	37.9%
Total operating expenses	577,883	530,068	47,815	9.0%
Income from operations	68,326	22,452	45,874	204.3%
Total other expense, net	(14,147)	(27,683)	13,536	48.9%
Income (loss) before provision for income taxes	54,179	(5,231)	59,410	1,135.7%
Income tax benefit (expense)	(5,602)	18,986	(24,588)	(129.5)%
Net income	$48,577	$13,755	$34,822	253.2%
Net Service Revenue and Reimbursable Out-of-Pocket Expenses
For the three and six months ended June 30, 2015 and June 30, 2014, total revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
Net service revenue	$227,376	$203,540	$23,836	11.7%
Reimbursable out-of-pocket expenses	109,916	82,203	27,713	33.7%
Total revenue	$337,292	$285,743	$51,549	18.0%

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
Net service revenue	$438,890	$388,240	$50,650	13.0%
Reimbursable out-of-pocket expenses	207,319	164,280	43,039	26.2%
Total revenue	$646,209	$552,520	$93,689	17.0%
For the three months ended June 30, 2015, net service revenue increased by $23.8 million, or 11.7%, to $227.4 million from $203.5 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, net service revenue increased by $50.7 million, or 13.0%, to $438.9 million from $388.2 million for the six months ended June 30, 2014. These increases were primarily driven by continued strong awards over the last two years, a lower cancellation rate of previously awarded business and a positive revenue mix. In 2015, our revenue grew across all therapeutic areas and has been particularly strong in the CNS, Oncology and other complex therapeutic areas. During the three and six months ended June 30, 2015, fluctuations in foreign currency exchange rates resulted in an unfavorable impact of $11.3 million and $20.4 million, respectively, on net service revenue as compared to the three and six months ended June 30, 2014.
Net service revenue from our top five customers accounted for approximately 33.9% and 39.8% of total net service revenue for the three months ended June 30, 2015 and June 30, 2014, respectively. Net service revenue from our top five customers accounted for approximately 35.0% and 38.0% of total net service revenue for the six months ended June 30, 2015 and June 30, 2014, respectively.
For the six months ended June 30, 2015 and June 30, 2014, various subsidiaries of Astellas Pharma, Inc. (Astellas) accounted for 10% and 12% of total net service revenue, respectively. Additionally, for the three months ended June 30, 2014, Astellas accounted for 12% of total net service revenue. For the three and six months ended June 30, 2014, various subsidiaries of Otsuka Holdings Co., Ltd. accounted for 14% of total net service revenue. No customer accounted for 10% or more of total net service revenues for the three months ended June 30, 2015.
For the three months ended June 30, 2015, reimbursable out-of-pocket expenses, which represent expenses related to our clinical studies that are passed directly through to customers, increased by $27.7 million, or 33.7%, to $109.9 million from $82.2 million for the three months ended June 30, 2014. For the six months ended June 30, 2015, reimbursable out-of-pocket expenses, increased by $43.0 million, or 26.2%, to $207.3 million from $164.3 million for the six months ended June 30, 2014. The reimbursements are offset by an equal amount shown under the same caption in the "Costs and operating expenses" section in our Condensed Consolidated Statements of Operations and, accordingly, have no impact on gross margin. Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenues.
Direct Costs and Reimbursable Out-of-pocket Expenses
For the three and six months ended June 30, 2015 and June 30, 2014, direct costs and reimbursable out-of-pocket expenses were as follows (in thousands, except percentages):

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
Direct costs	$138,010	$130,781	$7,229	5.5%
Reimbursable out-of-pocket expenses	109,916	82,203	27,713	33.7%
Total direct costs and reimbursable out-of-pocket expenses	$247,926	$212,984	$34,942	16.4%

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
Direct costs	$263,458	$251,545	$11,913	4.7%
Reimbursable out-of-pocket expenses	207,319	164,280	43,039	26.2%
Total direct costs and reimbursable out-of-pocket expenses	$470,777	$415,825	$54,952	13.2%

The following is a summary of the year-over-year fluctuation in components of direct costs during the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014 to 2015	2014 to 2015
Change in:
Salaries, benefits, and incentive compensation	$9,887	$17,968
Other	(2,658)	(6,055)
Total	$7,229	$11,913
Our direct costs increased by $7.2 million, or 5.5%, to $138.0 million for the three months ended June 30, 2015 from $130.8 million for the three months ended June 30, 2014. Our direct costs increased by $11.9 million, or 4.7%, to $263.5 million for the six months ended June 30, 2015 from $251.5 million for the six months ended June 30, 2014. These increases were primarily driven by an increase in salaries and benefits as a result of the additions in personnel to support the growth of our business, partially offset by favorable fluctuations in foreign currency as discussed further below. In addition, we continue to see the benefits from a number of our cost saving initiatives including (i) leveraging our therapeutic management overhead infrastructure over the expanded revenue base, (ii) improving the utilization of our facilities, and (iii) the consolidation of our clinical trial management systems resulting in achieving better efficiencies due to standardization. As we continue to expand our business and initiate new studies, the increase in headcount-related expenses may outpace our revenue growth.
For the three months ended June 30, 2015, other direct costs decreased by $2.7 million compared to the three months ended June 30, 2014, primarily due to the three months ending June 30, 2014 including a provision for non-recoverable VAT taxes of $2.2 million.
During the six months ended June 30, 2015 other direct costs decreased by $6.1 million compared to the six months ended June 30, 2014, primarily due to (i) the 2014 period including a provision for non-recoverable VAT mentioned previously and (ii) certain one-time benefits realized in the first quarter of 2015. Specifically, during the first quarter of 2015 we realized benefits of $5.1 million related to (i) a favorable resolution of several VAT and other tax items, (ii) a change in estimate related to employee incentive compensation, and (iii) a favorable settlement of disputed pass through costs. Partially offsetting these decreases was an increase in expenses of $1.6 million related to IT and facility expenses.
During the three months ended June 30, 2015, fluctuations in foreign currency exchange rates resulted in a favorable impact of $10.1 million on direct costs as compared to the three months ended June 30, 2014. During the six months ended June 30, 2015, fluctuations in foreign currency exchange rates resulted in a favorable impact of $17.5 million on direct costs as compared to the six months ended June 30, 2014.
As noted above, reimbursable out-of-pocket expenses increased by 33.7% or $27.7 million, to $109.9 million for the three months ended June 30, 2015 from $82.2 million for the three months ended June 30, 2014. Reimbursable out-of-pocket expenses increased by 26.2% or $43.0 million, to $207.3 million for the six months ended June 30, 2015 from $164.3 million for the six months ended June 30, 2014. Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenues.

Selling, General and Administrative Expenses
For the three and six months ended June 30, 2015 and June 30, 2014, selling, general and administrative expenses were as follows (in thousands, except percentages):

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
Selling, general and administrative	$37,125	$33,962	$3,163	9.3%
Percentage of net service revenue	16.3%	16.7%

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
Selling, general and administrative	$72,925	$66,147	$6,778	10.2%
Percentage of net service revenue	16.6%	17.0%
The following is a summary of the year-over-year fluctuation in components of our selling, general and administrative expenses during the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2014 to 2015	2014 to 2015
Change in:
Salaries, benefits, and incentive compensation	$2,260	$3,654
Professional services fees	373	1,181
Allowance for doubtful accounts	(1,326)	(1,681)
Marketing expenses	462	1,898
Facilities and IT related costs	1,332	1,878
Other expenses	62	(152)
Total	$3,163	$6,778
Selling, general and administrative expenses increased by $3.2 million, or 9.3%, to $37.1 million for the three months ended June 30, 2015 from $34.0 million for the three months ended June 30, 2014. Selling, general and administrative expenses increased by $6.8 million, or 10.2%, to $72.9 million for the six months ended June 30, 2015 from $66.1 million for the six months ended June 30, 2014. These increases were driven by (i) an increase in salaries, benefits, and incentive compensation, primarily as a result of the additions in personnel to support the growth of our business and the newly established public company infrastructure, (ii) an increase in professional services fees, primarily as a result of higher utilization of contract labor to support growth in our operations as discussed above, as well as increased compliance and administrative processes related to our becoming a public company in November of 2014, (iii) an increase in facilities and information technology related cost, primarily driven by increased headcount as discussed above, and (iv) an increase in marketing expense primarily driven by the higher level of the advertising and trade show activities. These costs were partially offset by a positive change in bad debt expense as a result of the collection of previously reserved receivables.
Selling, general and administrative costs in the first half of 2015 were positively impacted by settlement of certain employee related liabilities totaling approximately $1.1 million. In addition, included within the net increase in selling, general and administrative expenses is a net reduction from fluctuations in foreign currency exchange rates of $1.6 million and $2.8 million, respectively, for the three and six months ended June 30, 2015 compared to June 30, 2014.

Selling, general and administrative expenses as a percentage of revenue decreased from 16.7% for the three months ended June 30, 2014 to 16.3% for the three months ended June 30, 2015. Selling, general and administrative expenses as a percentage of revenue decreased from 17.0% for the six months ended June 30, 2014 to 16.6% for the six months ended June 30, 2015. These decreases were attributable to (i) our ability to leverage selling, general and administrative functions as we grow revenue, (ii) our cost savings initiatives and (iii) the positive impact of the settlement of liabilities noted above. While we expect to continue to leverage our selling, general and administrative costs in the future such that these costs grow at a lower rate than revenues over the long-term, we expect that during 2015 our ability to leverage these costs will be negatively impacted by an expected increase in administrative and compliance costs of between $3.0 million and $5.0 million associated with being a public company.
Restructuring and Other Costs
Restructuring and other costs were $2.0 million for the three months ended June 30, 2015, consisting of employee severance costs of $1.9 million and facility closure costs of $0.1 million. These restructuring costs were primarily a result of activities initiated during the second quarter of 2015 to better align our resources worldwide. Specifically, we initiated a plan to reduce our workforce by approximately 60 employees, primarily in the United States and certain countries in Europe and principally within the Clinical Development Services operations group and several corporate administrative functions. We completed the majority of these actions in June and July of 2015 and expect to complete the remaining activities by the end of 2015.
Restructuring and other costs were $1.6 million for the six months ended June 30, 2015, consisting of employee severance costs of $1.9 million discussed above, which were partially offset by a net reduction in facility closure costs of $0.3 million principally associated with the reversal of previously accrued liabilities related to completing negotiations with respect to exiting certain facilities during the first quarter of 2015. As a result of these negotiations, we revised our exit cost estimates related to the corresponding lease agreements resulting in a reduction in expenses of approximately $0.7 million, which was partially offset by expenses of $0.4 million primarily related to early lease termination fees.
Restructuring and other costs were $2.4 million for the three months ended June 30, 2014, consisting of severance costs of $2.0 million and facility closure expenses of $0.6 million. These costs were partially offset by a net reduction in other costs of $0.2 million. Restructuring and other costs were $3.2 million for the six months ended June 30, 2014, primarily consisting of severance costs of $2.5 million and facility closure and other costs of $0.7 million. These costs were primarily related to the restructuring activities we initiated during the second quarter of 2014, related to the closure of our Glasgow facility and partial closure of our Cincinnati facility.
Transaction expenses
For the three months ended June 30, 2015, we incurred transaction expenses of $0.4 million primarily consisting of third party fees associated with our May 2015 stock repurchase and secondary offering. There were no transaction expenses incurred for the three months ended June 30, 2014.
For the six months ended June 30, 2015, we incurred transaction expenses of $0.5 million, primarily consisting of third party fees associated with our May 2015 stock repurchase and secondary offering. For the six months ended June 30, 2014, transaction expenses were $2.0 million, consisting of $1.7 million of third party fees associated with the 2014 debt refinancing and $0.3 million of legal fees associated with our March 2014 acquisition of MEK Consulting.

Asset Impairment Charges
During the second quarter of 2014, we determined that Phase I Services and Global Consulting reporting units were not performing according to management's expectations, requiring an evaluation of the impairment of the goodwill and intangible assets. As a result of this evaluation, for the three and six months ended June 30, 2014, we recorded a $9.2 million impairment of goodwill and an $8.0 million impairment of intangible assets associated with the Phase I Services and Global Consulting reporting units for a total asset impairment charge of $17.2 million.
During 2015, we continued to observe deteriorating performance due to reduced revenue resulting from cancellations and lower than expected new business awards in our Phase I Services reporting unit. This resulted in a triggering event during the first quarter of 2015, requiring an evaluation of both long-lived assets and goodwill for potential impairment. At the date of this evaluation, there were no intangible assets associated with Phase I Services. As a result of this evaluation, for the six months ended June 30, 2015, we recorded a total asset impairment charge of $3.9 million, consisting of a long-lived assets impairment charge of $1.0 million and a goodwill impairment charge of $2.9 million. There were no additional asset impairment charges incurred for the three months ended June 30, 2015.
Depreciation and Amortization Expense
Total depreciation and amortization expense increased to $13.9 million and $28.1 million for the three and six months ended June 30, 2015 from $11.3 million and $25.6 million for the three and six months ended June 30, 2014. Amortization expense increased by $3.2 million and $5.2 million for the three and six months ended June 30, 2015 as compared to June 30, 2014, primarily due to the reduction in estimated useful lives of certain intangible assets during the second quarter of 2014. These increases were partially offset by a $0.6 million and $2.7 million decrease in depreciation expense for the three and six months ended June 30, 2015 compared to June 30, 2014, principally due to the expense in 2014 including recognition of the depreciation expense on several assets over a shorter useful life as a result of our consolidating of certain data centers and information systems and the write-off of long-lived assets in the Phase I Services reporting unit during the first quarter of 2015.
Other Expense, Net
For the three and six months ended June 30, 2015 and 2014, other income and expenses were as follows (in thousands, except percentages):

	Three Months Ended
	June 30, 2015	June 30, 2014	Change
Interest income	$45	$18	$27	150.0%
Interest expense	(4,233)	(12,841)	8,608	67.0%
Loss on extinguishment of debt	(9,795)	—	(9,795)	—%
Other income (expense), net	1,675	(337)	2,012	597.0%
Total other expense, net	$(12,308)	$(13,160)	$(852)	(6.5)%

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
Interest income	$129	$200	$(71)	(35.5)%
Interest expense	(9,622)	(28,924)	19,302	66.7%
Loss on extinguishment of debt	(9,795)	—	(9,795)	—%
Other income, net	5,141	1,041	4,100	393.9%
Total other expense, net	$(14,147)	$(27,683)	$(13,536)	(48.9)%

Total other expense, net decreased to $12.3 million for the three months ended June 30, 2015 from $13.2 million for the three months ended June 30, 2014. Total other expense, net decreased to $14.1 million for the six months ended June 30, 2015 from $27.7 million for the six months ended June 30, 2014. These decreases were primarily driven by an $8.6 million and $19.3 million decrease in interest expense for the three and six months ended June 30, 2015 compared to June 30, 2014, due to lower outstanding debt balances and decreased interest rates in 2015 as a result of our debt refinancing activities during the fourth quarter of 2014 and second quarter of 2015. Total other expense, net was further reduced by a $2.0 million and $4.1 million increase in other income, net, for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014, primarily due to higher foreign currency gains in 2015 as compared to 2014 as a result of the strengthening of the U.S. dollar. These decreases were partially offset by an increase of $9.8 million related to the loss on extinguishment of debt associated with the 2015 debt refinancing in the second quarter of 2015.
Income Tax Benefit (Expense)
Income tax benefit (expense) was a tax expense of $0.3 million for the three months ended June 30, 2015 compared to a tax benefit of $20.6 million for the three months ended June 30, 2014. Income tax benefit (expense) was a tax expense of $5.6 million for the six months ended June 30, 2015 compared to a tax benefit of $19.0 million for the six months ended June 30, 2014. Income taxes vary from the statutory rate of 35% principally due to having a full valuation allowance on our deferred tax assets and the resulting change in the valuation allowance. In addition, income taxes for the three and six months ended June 30, 2015 were impacted by a $2.6 million discrete tax adjustment relating to the release of a portion of unrecognized tax benefits. Income taxes for the three and six months ended June 30, 2014 were impacted by a $23.1 million discrete income tax benefit recognized as the result of the release of the valuation allowance on certain foreign tax deferred tax assets, primarily net operating losses. Other variances from the statutory rate of 35% were due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets and (ii) the geographical split of pre-tax income.
Net Income
Net income increased to $23.3 million and $48.6 million for the three and six months ended June 30, 2015, respectively, from $15.3 million and $13.8 million for the three and six months ended June 30, 2014, respectively. These increases were primarily due to the reasons discussed above, in particular, the impact of increased net services revenue, the overall decrease of operating expenses as a percentage of net service revenue, the change in income tax expense between periods due to the release of the valuation allowance in the second quarter of 2014, and a decrease in interest expense as a result of our 2014 and 2015 debt refinancing activities. Partially offsetting these increases was a $9.8 million loss on extinguishment of debt associated with the 2015 debt refinancing in the second quarter of 2015.
Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	June 30, 2015	December 31, 2014
Balance sheet statistics:
Cash and cash equivalents	$98,511	$126,453
Restricted cash	478	505
Working capital	13,978	46,598
We fund our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations and funds available for borrowing under our $150.0 million revolving credit facility. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of services, possible acquisitions, integration and restructuring costs, geographic expansion, working capital and other general corporate purposes. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations and funds available under our revolving credit facility will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations and other currently anticipated liquidity requirements for at least the next 12 months.
On May 14, 2015, we entered into a new five-year $675.0 million 2015 Credit Agreement, consisting of a $525.0 million term loan facility and a $150.0 million revolving line of credit, letter of credit and swingline facility. On June 15, 2015, we made a $50.0 million prepayment on the term loan, which will be applied against the regularly-scheduled quarterly principal payments. See Note 4 - Long-Term Debt to our condensed consolidated financial statements for information about the terms of this agreement.
As of June 30, 2015, we had total principal amount of indebtedness (including capital leases) of approximately $475.1 million. Further, we had undrawn commitments available for additional borrowings under our senior secured facilities of $149.0 million (net of $1.0 million in outstanding letters of credit as of June 30, 2015) which we may use for working capital and other purposes. The issuance of additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure additional capital and other resources.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. Management believes that cash on hand, cash flows from operations and funds available under the revolving credit facility will be sufficient to meet our working capital and other currently anticipated cash needs, scheduled debt and interest payments and income tax obligations. However, our ability to meet our cash needs through cash flows from operations will depend on the demand for our services, as well as general economic, financial, competitive and other factors, many of which are beyond our control. Our business might not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate requirements. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, acquisitions or investments, selling assets, restructuring or refinancing our debt, reducing the scope of our operations and growth plans, or seeking additional equity capital. There can be no assurances that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our 2015 Credit Agreement limits the use of proceeds from any disposition of assets and, as a result, we may not be allowed, under the agreement, to use the proceeds from any such dispositions to satisfy all current debt service obligations.
Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014
For the six months ended June 30, 2015 and 2014, our cash flows from operating, investing and financing activities were as follows (in thousands, except percentages):

	Six Months Ended
	June 30, 2015	June 30, 2014	Change 2014 to 2015
Net cash provided by operating activities	$95,275	$80,396	$14,879	18.5%
Net cash used in investing activities	(7,669)	(15,241)	7,572	49.7%
Net cash used in financing activities	(107,393)	(7,323)	(100,070)	(1,366.5)%
Cash Flows from Operating Activities
For the six months ended June 30, 2015, our operating activities provided $95.3 million in cash flow, consisting of a net income of $48.6 million, adjusted for net non-cash items of $39.8 million primarily related to depreciation and amortization, loss on extinguishment of debt, stock repurchase costs, amortization of capitalized loan fees, stock-based compensation, asset impairment charges and foreign currency adjustments. In addition, $6.9 million of cash was provided by changes in operating assets and liabilities, consisting primarily of an increase in deferred revenue offset by an increase in billed and unbilled accounts receivable and a decrease in accounts payable and accrued expenses.
For the six months ended June 30, 2014, our operating activities provided $80.4 million in cash flow, consisting of a net income of $13.8 million, adjusted for net non-cash items of $22.5 million primarily related to depreciation and amortization, amortization of capitalized loan fees, stock-based compensation, asset impairment charges, foreign currency adjustments and deferred income taxes. In addition, $44.1 million of cash was provided by changes in operating assets and liabilities, consisting primarily of an increase in accounts payable and accrued expenses and an increase in net deferred revenue, partially offset by a decrease in billed and unbilled accounts receivable.
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
Cash flows from operations increased by $14.9 million during the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily due to year-over-year increase in net income of $34.8 million and a year-over-year increase in net non-cash items of $17.2 million, partially offset by a decrease of $37.2 million due to a reduction in the cash inflow from working capital.
Cash Flows from Investing Activities
For the six months ended June 30, 2015, we used $7.7 million in cash for investing activities for the purchase of property and equipment. For the full year 2015, we expect our total capital expenditures to be between $22.0 million and $25.0 million.
For the six months ended June 30, 2014, we used $15.2 million in cash for investing activities, comprised of the purchase of property and equipment of $12.9 million and the 2014 MEK Consulting acquisition payment of $2.3 million.
Cash Flows from Financing Activities
For the six months ended June 30, 2015, financing activities used $107.4 million in cash, primarily driven by payments of $150.5 million related to stock repurchase in May 2015, payments of $0.9 million related to the 2014 MEK Consulting acquisition. These cash outflows were partially offset by net inflows of $45.0 million, consisting of the proceeds from the 2015 debt refinancing, offset by the June 2015 prepayment of $50.0 million of debt principal under the 2015 Credit Agreement.
For the six months ended June 30, 2014, financing activities used $7.3 million in cash, primarily driven by $7.1 million in net repayments on long term debt and capital leases obligations.

Contractual Obligations and Commitments
On May 14, 2015, we entered into a new five-year 2015 Credit Agreement. See Note 4 - Long-Term Debt to our condensed consolidated financial statements for information about the terms of this agreement.
The following table summarizes our expected material contractual obligations under this agreement as of June 30, 2015 (in thousands):

	Payment Due by Period
	Total	Remaining 2015 (6 Months)	2016 to 2017	2018 to 2019	2020
Long-term debt	$475,000	$—	$35,313	$105,000	$334,687
Interest on long-term debt	46,810	5,782	20,688	17,699	2,641
Total:	$521,810	$5,782	$56,001	$122,699	$337,328
We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business. Other than the items included above, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2014.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB delayed the effective date of ASU 2014-09 by one year and modified the standard to allow early adoption. For public entities, the standard is now effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and is to be applied on a retrospective basis. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted. As of June 30, 2015, we had debt issuance costs related to our term loans of $0.8 million in prepaid expenses and other current assets and $2.6 million in other long-term assets that would be reclassified to long-term debt, net.
In April 2015, the FASB issued ASU No. 2015-05, Customer's Accounting For Fees Paid In A Cloud Computing Arrangement, which provides guidance for a customer's accounting for cloud computing costs. Under ASU 2015-05, if a software cloud computing arrangement contains a software license, customers should account for the license element of the arrangement in a manner consistent with the acquisition of other software licenses. If the arrangement does not contain a software license, customers should account for the arrangement as a service contract. This standard may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. ASU 2015-05 is effective for fiscal years, and interim periods within those fiscal years, beginning after

December 15, 2015, and early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
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
Item 1A. Risk Factors
See “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 and “Item 1A. - Risk Factors” in our Form 10-Q for the quarter ended March 31, 2015, for a detailed discussion of risk factors affecting the Company. There have been no significant changes from the risk factors previously disclosed in these filings.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
In May 2015, the Company repurchased 5,053,482 shares of its Class A common stock pursuant to an agreement with investment funds affiliated with its Sponsors, Avista Capital Partners, L.P. ("Avista") and Ontario Teachers' Pension Plan Board ("OTPP"), in a private transaction at a price of $29.68 per share, after deducting underwriting discounts, commissions and related expenses, resulting in a total purchase price of approximately $150.0 million. In conjunction with this transaction, the Company's Sponsors and certain other stockholders sold 8,050,000 shares of the Company's common stock, including 1,050,000 shares that were offered and sold pursuant to the underwriters' exercise in full of its option to purchase additional shares.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on July 30, 2015.

INC RESEARCH HOLDINGS INC.

Date: July 30, 2015	/s/ Gregory S. Rush
Gregory S. Rush
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith