Form 10-Q
period 2015-09-30
INC Research Holdings, Inc.
filed 2015-10-29
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2015, there were approximately 56,483,381 shares of the registrant's common stock outstanding.

INC RESEARCH HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net service revenue	$234,494	$207,763	$673,384	$596,003
Reimbursable out-of-pocket expenses	115,651	90,861	322,970	255,141
Total revenue	350,145	298,624	996,354	851,144

Costs and operating expenses:
Direct costs	135,530	129,557	398,988	381,102
Reimbursable out-of-pocket expenses	115,651	90,861	322,970	255,141
Selling, general and administrative	40,429	38,185	113,354	104,332
Restructuring and other costs	(28)	2,951	1,566	6,126
Transaction expenses	403	—	922	2,042
Asset impairment charges	—	—	3,931	17,245
Depreciation	4,357	4,734	13,543	16,628
Amortization	9,462	9,597	28,413	23,337
Total operating expenses	305,804	275,885	883,687	805,953
Income from operations	44,341	22,739	112,667	45,191

Other income (expense), net:
Interest income	28	26	157	226
Interest expense	(3,065)	(12,929)	(12,687)	(41,853)
Loss on extinguishment of debt	—	—	(9,795)	—
Other income (expense), net	(1,003)	5,136	4,138	6,177
Total other expense, net	(4,040)	(7,767)	(18,187)	(35,450)
Income before provision for income taxes	40,301	14,972	94,480	9,741
Income tax benefit (expense)	(2,487)	(2,417)	(8,089)	16,569
Net income	37,814	12,555	86,391	26,310
Class C common stock dividends	—	(125)	—	(375)
Net income attributable to common stockholders	$37,814	$12,430	$86,391	$25,935

Earnings per share attributable to common stockholders:
Basic	$0.67	$0.24	$1.47	$0.50
Diluted	$0.64	$0.24	$1.42	$0.50
Weighted average common shares outstanding:
Basic	56,325	51,905	58,583	51,900
Diluted	58,764	52,514	60,826	52,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$37,814	$12,555	$86,391	$26,310
Foreign currency translation adjustments, net of tax benefit (expense) of $0, $(1,281), $0 and $44, respectively	(880)	(8,927)	(12,274)	(11,029)
Comprehensive income	$36,934	$3,628	$74,117	$15,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$136,091	$126,453
Restricted cash	431	505
Accounts receivable:
Billed, net	176,952	130,270
Unbilled	153,795	118,101
Current portion of deferred income taxes	16,610	16,177
Prepaid expenses and other current assets	37,423	35,393
Total current assets	521,302	426,899
Property and equipment, net	39,734	43,725
Goodwill	552,838	556,863
Intangible assets, net	161,755	190,359
Deferred income taxes, less current portion	15,910	15,665
Other long-term assets	11,502	11,576
Total assets	$1,303,041	$1,245,087
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,348	$16,548
Accrued liabilities	110,505	111,655
Deferred revenue	337,279	246,902
Current portion of long-term debt	—	4,250
Current portion of capital lease obligations	53	441
Total current liabilities	462,185	379,796
Long-term debt, less current portion	475,000	415,277
Capital lease obligations, less current portion	—	11
Deferred income taxes	27,826	30,368
Other long-term liabilities	20,177	27,426
Total liabilities	985,188	852,878
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 par value; 30,000,000 authorized, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.01 par value; 600,000,000 shares authorized; 56,483,381 and 61,233,850 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	565	612
Additional paid-in-capital	584,002	634,946
Accumulated other comprehensive loss	(38,474)	(26,200)
Accumulated deficit	(228,240)	(217,149)
Total stockholders' equity	317,853	392,209
Total liabilities and stockholders' equity	$1,303,041	$1,245,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Operating activities
Net income	$86,391	$26,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,956	39,965
Loss on extinguishment of debt	9,795	—
Stock repurchase costs	922	—
Amortization of capitalized loan fees	1,079	4,818
Stock-based compensation	3,288	2,305
Provision (recovery) for doubtful accounts	(440)	2,811
Deferred income taxes	112	(22,233)
Foreign currency adjustments	(2,302)	(10,697)
Asset impairment charges	3,931	17,245
Other adjustments	(152)	388
Changes in operating assets and liabilities:
Accounts receivable billed and unbilled	(84,107)	(11,373)
Accounts payable and accrued liabilities	(2,085)	18,546
Deferred revenue	93,753	51,338
Other assets and liabilities	(11,019)	(2,095)
Net cash provided by operating activities	141,122	117,328
Investing activities
Acquisition of business, net of cash acquired	—	(2,302)
Purchase of property and equipment	(11,565)	(17,739)
Net cash used in investing activities	(11,565)	(20,041)
Financing activities
Payments on long-term debt	(475,001)	(5,453)
Proceeds from issuance of long-term debt	525,000	—
Payments of debt financing costs	(4,987)	—
Payments related to business combinations	(973)	—
Principal payments toward capital lease obligations	(398)	(2,455)
Payments of stock repurchase costs	(922)	—
Payments for repurchase of common stock	(150,000)	(38)
Payments related to tax withholding for stock-based compensation	(3,161)	—
Proceeds from the exercise of stock options	1,058	108
Dividends paid	—	(375)
Net cash used in financing activities	(109,384)	(8,213)
Effect of exchange rate changes on cash and cash equivalents	(10,535)	(243)
Net change in cash and cash equivalents	9,638	88,831
Cash and cash equivalents at the beginning of the period	126,453	96,972
Cash and cash equivalents at the end of the period	$136,091	$185,803
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
Unaudited Interim Financial Information
The Company prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 24, 2015. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or any other future period. The amounts in the December 31, 2014 consolidated condensed balance sheet are derived from the audited financial statements as of December 31, 2014.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year and modified the standard to allow early adoption. For public entities, the standard is now effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and is to be applied on a retrospective basis. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted. As of September 30, 2015, the Company had debt issuance costs related to its term loans of $0.8 million in prepaid expenses and other current assets and $2.4 million in other long-term assets that would be reclassified to long-term debt, net.
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
In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which is effective immediately and clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. Accordingly, while ASU 2015-15 requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, ASU 2015-15 states that entities may continue presenting unamortized debt issuance costs for line-of-credit arrangements as an asset. Accordingly, the Company will defer costs associated with line-of-credit arrangements as an asset and subsequently amortize such costs ratably over the term of the arrangement.
2. Financial Statement Details
Accounts receivable billed, net
Accounts receivable billed, net of provision for doubtful accounts, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Accounts receivable, billed	$180,234	$133,997
Less provision for doubtful accounts	(3,282)	(3,727)
Accounts receivable billed, net	$176,952	$130,270
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
The changes in carrying amount of goodwill for the nine months ended September 30, 2015 were as follows (in thousands):

	Total	Clinical Development Services	Phase I Services	Global Consulting
Balance at December 31, 2014:
Gross goodwill	$570,106	$542,683	$8,142	$19,281
Accumulated impairment losses	(13,243)	—	(5,219)	(8,024)
Total goodwill and accumulated impairment losses	556,863	542,683	2,923	11,257
2015 Activity:
Impairment of goodwill	(2,923)	—	(2,923)	—
Impact of foreign currency translation	(1,102)	(1,102)	—	—
Balance at September 30, 2015:
Gross goodwill	569,004	541,581	8,142	19,281
Accumulated impairment losses	(16,166)	—	(8,142)	(8,024)
Total goodwill and accumulated impairment losses	$552,838	$541,581	$—	$11,257
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
As a result of these evaluations, the Company recorded total asset impairment charges of $3.9 million for the nine months ended September 30, 2015.

Accrued liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Compensation, including bonuses, fringe benefits, and payroll taxes	$62,112	$64,555
Accrued interest	413	2,678
Accrued taxes	13,040	10,784
Accrued rebates to customers	9,037	7,742
Accrued professional services	5,723	6,614
Accrued restructuring costs, current portion	1,912	1,777
Contingent consideration payable on acquisitions	—	1,113
Current portion of deferred income tax liability	338	319
Other liabilities	17,930	16,073
Total accrued liabilities	$110,505	$111,655
Other long-term liabilities
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Uncertain tax positions	$9,696	$13,012
Accrued restructuring costs, less current portion	2,937	4,367
Other liabilities	7,544	10,047
Total other long-term liabilities	$20,177	$27,426
Other income (expense), net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net realized foreign currency gain (loss)	$1,092	$(544)	$1,099	$(4,636)
Net unrealized foreign currency gain (loss)	(2,161)	5,756	2,302	10,697
Other, net	66	(76)	737	116
Total other income (expense), net	$(1,003)	$5,136	$4,138	$6,177
3. Business Combinations
Acquisition of MEK Consulting
On March 5, 2014, the Company acquired stock and assets of MEK Consulting, consisting of MEK Consulting Egypt Ltd., MEK Consulting Danismanlik Ltd. Sti., MEK Consulting Hellas EPE, and MEK Consulting SARL (MEK Consulting), collectively referred to as MEK. MEK is a full service CRO with operations in Egypt, Greece, Jordan, Lebanon, and Turkey. The aggregate purchase price for the acquisition totaled $4.0 million, which consisted of (i) $3.0 million cash, of which $0.5 million was placed in escrow for one year following the closing, to satisfy potential indemnification claims, and (ii) $1.0 million contingent consideration, payable, if earned during the one-year period following the closing. In addition, the purchase agreement included provisions for $2.0 million of retention payments to operational staff and key employees that will be accounted for as compensation expense and expensed as earned during the three year period following the closing.
During the second quarter of 2015, the Company finalized the amount of the contingent consideration based on the achievement of the pre-agreed targets. The final contingent consideration totaled $0.8 million and, as a result, the Company released $0.2 million of accrued liabilities. The reduction in the contingent consideration was recorded in the "Other income (expense), net" line item in the Condensed Consolidated Statements of Operations. Additionally, the Company paid the $0.5 million of cash previously withheld to cover potential indemnification claims to the former owners of MEK.
Since the period of acquisition, the Company has recognized a total of $1.4 million of compensation expense for retention of operational staff and key employees, including $0.1 million and $0.3 million in the three months ended September 30, 2015 and 2014, and $0.4 million and $0.6 million in the nine months ended September 30, 2015 and 2014, respectively. This compensation expense is included within "Direct costs" line item in the Condensed Consolidated Statements of Operations. The remaining $0.6 million of the retention payments will be accrued and expensed ratably over the remaining contingent employment periods, to the extent it is earned.
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
As of September 30, 2015, $475.0 million was outstanding on the 2015 Term Loan. Beginning on September 30, 2015 and continuing through March 31, 2020, the 2015 Term Loan has scheduled quarterly principal payments of the initial principal borrowed of 1.25%, or $6.6 million per quarter in year 1; 1.875%, or $9.8 million per quarter in years 2 and 3; 2.50%, or $13.1 million per quarter in year 4; and 3.125%, or $16.4 million per quarter in year 5; with the remaining outstanding principal due on May 14, 2020. On June 15, 2015, the Company made a $50.0 million prepayment on the term loan which will be applied against the regularly-scheduled quarterly principal payments. As such, the Company will not be required to make a mandatory principal payment until March 31, 2017.
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
The 2015 Revolver includes letters of credit (LOC) and swingline loans available in an amount not to exceed $15.0 million each. Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Eurodollar Rate revolving loans plus fronting fees. The fee is payable quarterly in arrears on the last day of the calendar quarter after the issuance date until the LOC expires. As of September 30, 2015, there were approximately $1.0 million of LOCs and no swingline loans outstanding, leaving $149.0 million in available borrowings under the 2015 Revolver.
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
The applicable margin with respect to Base Rate is between 0.50% and 1.25% and the applicable margin with respect to the Eurodollar Rate borrowings is between 1.50% and 2.25% depending on the "Secured Net Leverage Ratio" (as defined in the 2015 Credit Agreement). The Company also pays a quarterly Commitment Fee between 0.20% and 0.35% on the average daily unused balance of the 2015 Revolver depending on the Secured Net Leverage Ratio at the adjustment date. As of September 30, 2015, the interest rate on the 2015 Term Loan was 2.21%.
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
The Company's maturities of obligations under the 2015 Credit Agreement for the years ending December 31, are as follows (in thousands):

2015 (remaining 3 months)	$—
2016	—
2017	35,313
2018	45,938
2019	59,062
2020	334,687
Total long-term debt	$475,000
2015 Refinancing
On May 14, 2015, the Company entered into the 2015 Credit Agreement and repaid all of its outstanding obligations under the 2014 Credit Agreement and paid transaction costs associated with the 2015 Credit Agreement. In addition, the Company recognized a $9.4 million loss on extinguishment of the 2014 Credit Agreement which was comprised of $5.1 million of unamortized discount and $4.3 million of unamortized debt issuance costs. In June 2015, the Company made a prepayment of $50.0 million under the 2015 Credit Agreement. As a result, the Company recognized an additional $0.4 million loss on extinguishment of debt.
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
For the nine months ended September 30, 2014, the Company had outstanding debt under the 2011 Credit Agreement which was comprised of a $300.0 million term loan, a $75.0 million revolving line of credit and a letter of credit and swingline facilities. As of September 30, 2014, the outstanding balance under the 2011 term loan was $287.7 million and the combined interest rate was 4.25%. Additionally, at September 30, 2014 the Company had an outstanding principal balance of $300.0 million in secured Senior Notes bearing interest of 11.5% annually. In connection with the Company's initial public offering in November 2014, the Company repaid the 2011 Credit Agreement and Senior Notes and entered into the 2014 Credit Agreement.

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
In addition, the 2015 Credit Agreement contains financial covenants which require the Company to maintain a Secured Net Leverage Ratio and Interest Coverage Ratio as of the last day of any four consecutive fiscal quarters. The Secured Net Leverage Ratio is a relationship between the level of secured outstanding borrowings, net of a certain amount of cash not to exceed $75.0 million, and Consolidated EBITDA. The Interest Coverage Ratio is a relationship between Consolidated EBITDA and Consolidated Interest Expense. Specifically, these covenants require the Company to maintain a maximum Secured Net Leverage Ratio of no more than 4 to 1 and a minimum Interest Coverage Ratio of no less than 3 to 1. The Company was in compliance with its debt covenants for all periods through September 30, 2015.
Debt Discounts and Debt Issuance Costs
The Company recorded debt issuance costs of approximately $4.2 million and $4.6 million as of September 30, 2015 and December 31, 2014, respectively. These costs are included as a component of other assets and are being amortized as a component of interest expense using the effective interest method over the term of the debt arrangements.
Borrowings under the Company’s 2014 Credit Agreement were issued net of a discount. As a result, the Company had a net discount balance of $5.5 million as of December 31, 2014. The discount was recorded as a reduction of the principal balance and was accreted up as a component of interest expense using the effective interest method over the term of the debt arrangement.
5. Fair Value Measurements
At September 30, 2015 and December 31, 2014, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and debt. The fair value of the cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments.
The fair value of the long-term debt is determined based on market prices for similar financial instruments or model-derived valuations based on observable inputs and falls under Level 2 of the fair value hierarchy as defined in the authoritative guidance.  The estimated fair value of the long-term debt was $475.0 million and $423.4 million at September 30, 2015 and December 31, 2014, respectively.
The Company does not have any recurring fair value measurements. There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2015.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets are tested for impairment annually and when a triggering event occurs. As of September 30, 2015 and December 31, 2014, these assets carried on the balance sheet and not remeasured to fair value on a recurring basis total $714.6 million and $747.2 million, respectively.

The fair value of these assets falls under Level 3 of the fair value hierarchy as defined in the authoritative guidance and the fair value is estimated as follows:
Goodwill – As of September 30, 2015 and December 31, 2014, the Company had recorded goodwill of $552.8 million and $556.9 million, respectively. Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when an acquisition is accounted for using the purchase method. The Company performs a quantitative goodwill impairment assessment on each reporting unit. The Company derives each reporting unit’s fair value through a combination of the market approach (the guideline publicly traded company method) and the income approach (a discounted cash flow analysis). The Company then compares the carrying value of each reporting unit, inclusive of its assigned goodwill, to its fair value.
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
Finite-lived Intangible Assets – As of September 30, 2015 and December 31, 2014, the Company had recorded finite-lived intangible assets of $126.8 million and $155.4 million, respectively. If a triggering event occurs, the Company determines the estimated fair value of finite-lived intangible assets by determining the present value of the expected cash flows.
Indefinite-lived Intangible Assets – As of September 30, 2015 and December 31, 2014, the Company had recorded indefinite-lived intangible assets of $35.0 million. When evaluating indefinite-lived intangible assets for impairment, the Company performs a quantitative impairment analysis. The Company determines the estimated fair value of the indefinite-lived intangible asset (trademark) by determining the present value of the estimated royalty payments on an after-tax basis that it would be required to pay the owner for the right to use such trade name. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess.
6. Restructuring and Other Costs
During the second quarter of 2015, the Company initiated restructuring activities to better align its resources worldwide. Specifically, the Company initiated a plan to reduce its workforce by approximately 60 employees, primarily in the United States and certain countries in Europe and principally within the Clinical Development Services operations group and several corporate administrative functions. The Company completed the majority of these actions in June and July of 2015 and expects to complete the remaining activities by the end of 2015. For the nine months ended September 30, 2015, the Company incurred $1.8 million of severance costs related to these activities.
For the nine months ended September 30, 2015, the Company recorded a net reduction in facility closure expenses of $0.2 million primarily related to the reversal of previously accrued liabilities as a result of completing negotiations with respect to exiting certain facilities during the first quarter of 2015. Following these negotiations, the Company reduced its exit cost estimates related to the corresponding lease agreements by approximately $0.7 million, which was partially offset by expenses of $0.5 million primarily related to early lease termination fees.

The costs related to all restructuring plans are included in the "Restructuring and other costs" line item in the Condensed Consolidated Statements of Operations. Restructuring costs are not allocated to the Company’s reportable segments because they are not part of the segment performance measures regularly reviewed by management. During the nine months ended September 30, 2015, the Company made payments and provision adjustments for all plans as presented below (in thousands):

	Employee Severance Costs	Facility Closure Charges	Total
Balance at December 31, 2014	$—	$6,144	$6,144
Expenses incurred, net	1,761	(195)	1,566
Payments made	(1,378)	(1,483)	(2,861)
Balance at September 30, 2015	$383	$4,466	$4,849
7. Stockholders' Equity
In May 2015, the Company repurchased 5,053,482 shares of its Class A common stock pursuant to an agreement with investment funds affiliated with its Sponsors, Avista Capital Partners, L.P. ("Avista") and Ontario Teachers' Pension Plan Board ("OTPP"), in a private transaction at a price of $29.68 per share, after deducting underwriting discounts, commissions and related expenses, resulting in a total purchase price of approximately $150.0 million. In conjunction with this transaction, the Company's Sponsors and certain other stockholders sold in a registered secondary common stock offering an additional 8,050,000 shares of the Company's common stock, including 1,050,000 shares that were offered and sold pursuant to the underwriters' exercise in full of its option to purchase additional shares. Immediately following this transaction, OTPP, which was the only holder of Class B common stock, elected to convert 6,866,555 Class B shares into Class A shares on the pre-established one-for-one basis.
In August 2015, the Company's Sponsors and certain other stockholders sold 8,000,000 shares of the Company's Class A common stock in a registered secondary common stock offering. Immediately following this transaction, OTPP elected to convert all outstanding Class B shares into Class A shares on the pre-established one-for-one basis.
The following is a summary of the Company's authorized, issued and outstanding shares:

	September 30, 2015	December 31, 2014
Shares Authorized:
Class A common stock	300,000,000	300,000,000
Class B common stock	300,000,000	300,000,000
Preferred stock	30,000,000	30,000,000
Total shares authorized	630,000,000	630,000,000
Shares Issued:
Class A common stock	56,483,381	51,199,856
Class B common stock	—	10,033,994
Preferred stock	—	—
Total shares issued	56,483,381	61,233,850
Shares Outstanding:
Class A common stock	56,483,381	51,199,856
Class B common stock	—	10,033,994
Preferred stock	—	—
Total shares outstanding	56,483,381	61,233,850

8. Earnings Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2015 and September 30, 2014 (in thousands, except per share data):

	Net Income (Numerator)	Number of Shares (Denominator)	Per-Share Amount
For the three months ended September 30, 2015
Basic net income per share	$37,814	56,325	$0.67
Effect of dilutive securities	—	2,439
Diluted net income per share	$37,814	58,764	$0.64

For the three months ended September 30, 2014
Basic net income per share	$12,430	51,905	$0.24
Effect of dilutive securities	—	609
Diluted net income per share	$12,430	52,514	$0.24

	Net Income (Numerator)	Number of Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2015
Basic net income per share	$86,391	58,583	$1.47
Effect of dilutive securities	—	2,243
Diluted net income per share	$86,391	60,826	$1.42

For the nine months ended September 30, 2014
Basic net income per share	$25,935	51,900	$0.50
Effect of dilutive securities	—	315
Diluted net income per share	$25,935	52,215	$0.50

The computation of diluted earnings per share excludes unexercised stock options and unvested restricted stock units ("RSUs") that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average number of stock options and RSUs calculated using the treasury stock method that were excluded due to the exercise/threshold price exceeding the average market price of our common stock during the period	344	644	184	820

9. Stock-Based Compensation
The following table summarizes option activity as of and for the nine month period ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	3,930,220	$11.64
Granted	446,598	$41.65	$13.80
Exercised	(466,714)	$10.02
Forfeited	(88,755)	$15.56
Expired	(10,244)	$10.57
Outstanding at September 30, 2015	3,811,105	$15.28
As of September 30, 2015, the Company recorded a receivable of $0.4 million from the Company's brokerage services provider associated with the exercises of stock options by Company's employees. This receivable was included in the "Prepaid expenses and other current assets" line item on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2015 and was fully paid in cash on October 1, 2015.
The following table summarizes RSU activity as of and for the period ended September 30, 2015:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	674
Granted	223,292	$41.65
Vested	—
Forfeited	—
Non-vested at September 30, 2015	223,966
Total stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Direct costs	$732	$491	$1,468	$1,026
Selling, general and administrative	936	390	1,820	1,279
Total stock-based compensation expense	$1,668	$881	$3,288	$2,305
10. Income Taxes
The Company's effective tax rate for the three and nine months ended September 30, 2015 and 2014 was lower than the U.S. federal statutory rate primarily due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets, (ii) the geographic split of pre-tax income, and (iii) discrete tax adjustments related to the release of valuation allowances and unrecognized tax benefits.
The Company recorded a valuation allowance against all of its deferred tax assets related to net operating loss carryforwards in the United States as of September 30, 2015 and December 31, 2014, respectively. The Company assesses both positive and negative evidence available to estimate whether future taxable income will be available to permit the use of the existing deferred tax assets. As of September 30, 2015, a significant component of the evidence evaluated was the historical losses experienced in the United States. Such objective negative evidence limits the Company's ability to consider other subjective evidence, such as its projections for future growth. However, given the Company's current and anticipated future earnings, the Company believes it is reasonably possible that within the next 12 months sufficient positive evidence may become available to allow the Company to conclude that a significant portion of the valuation allowance will no longer be needed. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of the valuation allowance released are subject to change and are based on the level of profitability that the Company is able to achieve and reasonably forecast.

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

As of September 30, 2015 and December 31, 2014, the Company had gross unrecognized tax benefits of $20.6 million and $21.6 million, respectively. The total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate was $9.7 million and $13.0 million, respectively. During the three and nine months ended September 30, 2015, the Company released $0.5 million and $2.9 million in uncertain tax benefits. The release of the benefits was recorded as a discrete adjustment to income tax expense. The Company believes it is reasonably possible that approximately $2.4 million of gross unrecognized tax benefits related to intercompany transactions will be released in the next twelve months due to statute of limitations expirations.
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

The Company’s Chief Operating Decision Maker (Company's CODM) reviews segment performance and allocates resources based upon segment revenue and segment contribution margin. The Company’s CODM does not review inter-segment revenue when evaluating segment performance and allocating resources to each segment. Thus, inter-segment revenue is not included in the segment revenue presented in the table below. As such, total segment revenue in the table below is equal to the Company’s consolidated net service revenue. All direct costs are allocated to the Company’s segments, and as such, segment total direct costs are equal to the Company’s consolidated direct costs and consolidated gross margin. Revenue, direct costs and contribution margin for each of our segments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue:
Clinical Development Services	$227,209	$202,085	$655,262	$581,510
Phase I Services	5,276	3,782	12,141	8,377
Global Consulting	2,009	1,896	5,981	6,116
Segment revenue	234,494	207,763	673,384	596,003
Reimbursable out-of-pocket expenses not allocated to segments	115,651	90,861	322,970	255,141
Total revenue	$350,145	$298,624	$996,354	$851,144
Direct costs:
Clinical Development Services	$130,755	$124,663	$385,411	$367,245
Phase I Services	3,163	2,838	8,478	7,395
Global Consulting	1,612	2,056	5,099	6,462
Segment direct costs	135,530	129,557	398,988	381,102
Reimbursable out-of-pocket expenses not allocated to segments	115,651	90,861	322,970	255,141
Direct costs and reimbursable out-of-pocket expenses	$251,181	$220,418	$721,958	$636,243
Segment contribution margin:
Clinical Development Services	$96,454	$77,422	$269,851	$214,265
Phase I Services	2,113	944	3,663	982
Global Consulting	397	(160)	882	(346)
Segment contribution margin	98,964	78,206	274,396	214,901
Less expenses not allocated to segments:
Selling, general and administrative	40,429	38,185	113,354	104,332
Restructuring and other costs	(28)	2,951	1,566	6,126
Transaction expenses	403	—	922	2,042
Asset impairment charges	—	—	3,931	17,245
Depreciation and amortization	13,819	14,331	41,956	39,965
Consolidated income from operations	$44,341	$22,739	$112,667	$45,191

12. Operations by Geographic Location
The Company conducts operations in North America, Europe, Middle East and Africa, Asia-Pacific, and Latin America through wholly-owned subsidiaries and representative sales offices. The Company attributes net service revenue to geographical locations based upon the location of the customer (i.e., the location to which the Company invoices the end customer). The following table summarizes total revenue by geographic area (in thousands and all intercompany transactions have been eliminated):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net service revenue:
North America(1)	$171,756	$146,837	$491,207	$420,139
Europe, Middle East and Africa	58,083	55,343	168,876	157,771
Asia-Pacific	4,569	5,590	13,154	18,071
Latin America	86	(7)	147	22
Total net service revenue	234,494	207,763	673,384	596,003
Reimbursable-out-of-pocket expenses	115,651	90,861	322,970	255,141
Total revenue	$350,145	$298,624	$996,354	$851,144
(1) Net service revenue for the North America region includes revenue attributable to the U.S. of $165.9 million and $145.8 million, or 70.7% and 70.2% of net service revenue, for the three months ended September 30, 2015 and 2014, respectively. Net service revenue for the North America region includes revenue attributable to the U.S. of $477.0 million and $418.5 million, or 70.8% and 70.2% of net service revenue for the nine months ended September 30, 2015 and 2014, respectively. No other countries represented more than 10% of net service revenue for any period.
The following table summarizes long-lived assets by geographic area (in thousands and all intercompany transactions have been eliminated):

	September 30, 2015	December 31, 2014
Total property and equipment, net:
North America(1)	$26,873	$28,287
Europe, Middle East, and Africa(2)	8,387	10,212
Asia-Pacific	3,989	4,473
Latin America	485	753
Total property and equipment, net	$39,734	$43,725
(1) Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $26.5 million and $26.6 million as of September 30, 2015 and December 31, 2014, respectively.
(2) Long-lived assets for the Europe, Middle East, and Africa regions include property and equipment, net attributable to Spain of $4.1 million and $4.5 million as of September 30, 2015 and December 31, 2014, respectively.

13. Concentration of Credit Risk
Financial assets that subject the Company to credit risk primarily consist of cash and cash equivalents and billed and unbilled accounts receivable. The Company holds cash and cash equivalents, consisting principally of cash, which have balances that often exceed insurance limits set by the Federal Deposit Insurance Corporation ("FDIC") at several major financial institutions with reputable credit ratings . The Company believes these instruments bear minimal credit risk. There was no governmental insurance coverage on bank balances of $0.5 million at September 30, 2015 and $1.2 million at December 31, 2014, held in the Netherlands.
The Company earns substantially all of its net service revenue by performing services under contracts with pharmaceutical and biotechnology companies. The concentration of credit risk is equal to the outstanding billed and unbilled accounts receivable, less deferred revenue related thereto. The Company does not require collateral or other securities to support customer receivables. The Company maintains a credit approval process and makes significant judgments in connection with assessing customers' ability to pay throughout the contractual obligation. Despite this assessment, from time to time, customers are unable to meet their payment obligations. The Company continuously monitors customers' credit worthiness and applies judgment in establishing a provision for estimated credit losses based on historical experience and any specific customer collection issues that have been identified.
No customer accounted for 10% or more of total net service revenue for the three and nine months ended September 30, 2015. For each of the three and nine months ended September 30, 2014, various subsidiaries of Astellas Pharma, Inc. accounted for 12% of total net service revenue. For the three and nine months ended September 30, 2014, various subsidiaries of Otsuka Holdings Co., Ltd. accounted for 12% and 14% of total net service revenue, respectively.
At September 30, 2015 and December 31, 2014, no customer accounted for more than 10% of billed and unbilled accounts receivable.
14. Related-Party Transactions
Through November 7, 2014, the Company had an agreement with a significant stockholder for the stockholder to perform certain consulting services. In conjunction with the corporate reorganization in November 2014, the Company paid cash of approximately $3.4 million to terminate this agreement. Prior to the termination of this agreement, the Company recognized $0.1 million and $0.4 million of consulting services expense for the three and nine months ended September 30, 2014, respectively.
The Company recorded net service revenue of $0.1 million for both the three and nine months ended September 30, 2015, from a customer who had a significant stockholder who is also a significant stockholder of the Company. There were no related-party revenue transactions for the three and nine months ended September 30, 2014.
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
Accrued insurance liabilities and related expenses are based on estimates of claims incurred but not reported. Incurred but not reported claims are generally determined by taking into account historical claims payments and known trends such as claim frequency and severity. The Company makes estimated judgments and assumptions with respect to these calculations, including but not limited to, estimated healthcare cost trends, estimated lag time to report any paid claims, average cost per claim and other factors. The Company believes the estimates of future liability are reasonable based on its methodology; however, changes in claims activity (volume and amount per claim) could materially affect the estimate for these liabilities. The Company continually monitors claim activity and incidents and makes necessary adjustments based on these evaluations. As of September 30, 2015, the Company had accrued self-insurance reserves of $2.7 million.

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
The discussion and analysis of our financial condition and results of operations herein is presented on a consolidated basis. Because our Clinical Development Services segment accounts for substantially all of our business operations, we believe that a discussion of our reportable segments’ operations would not be meaningful disclosure for investors. See further discussion in Note 11 - Segment Information to our unaudited condensed consolidated financial statements.
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

Our new business awards, net of cancellations of prior awards, for the three months ended September 30, 2015 and September 30, 2014 were $327.7 million and $249.3 million, respectively. Our new business awards, net of cancellations of prior awards, for the nine months ended September 30, 2015 and September 30, 2014 were $879.1 million and $633.5 million, respectively. Net new business awards were higher in the first nine months of 2015 compared to the first nine months of 2014, primarily due to (i) the 2014 periods including a cancellation valued at approximately $132.0 million, impacting net awards by $85.0 million, (ii) the continued growth of our business across therapeutic areas, and (iii) the timing of the conversion of our relationship with a major customer from primarily a functional service provider relationship to a more traditional full service arrangement. New business awards have varied and will continue to vary significantly from quarter to quarter. Fluctuations in our reported backlog and net new business award levels often result from the fact that we may receive a small number of relatively large orders in any given reporting period. Because of these large orders, our backlog and net new business awards in that reporting period might reach levels that are not sustained in subsequent reporting periods.
The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the future, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by our customers with 30 days' notice. We adjust the amount of our backlog each quarter for foreign currency fluctuations. For the three, nine and twelve months ended September 30, 2015, fluctuations in foreign currency exchange rates resulted in an unfavorable impact on our September 30, 2015 backlog in the amount of $3.1 million, $29.0 million and $48.1 million, respectively, primarily due to the weakening of the Euro and British Pound against the U.S. dollar. As of September 30, 2015 and 2014, our backlog was $1.8 billion and $1.5 billion, respectively. Included within backlog at September 30, 2015 is approximately $0.2 billion that we expect to generate revenue from in 2015.
We believe that backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, cancellations and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or delayed by regulatory authorities. Projects that have been delayed for less than 12 months remain in backlog, but the anticipated timing of the recognition of revenue is uncertain. We generally do not have a contractual right to the full amount of the revenue reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect the rate at which our backlog and net new business awards convert into revenue to decrease, or lengthen. See "Risk Factors - Risks Related to Our Business - Our Backlog might not be indicative of our future revenue, and we might not realize all of the anticipated future revenue reflected in our backlog" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our Form 10-Q for the quarter ended March 31, 2015.

Results of Operations
The following tables set forth amounts from our condensed consolidated financial statements along with the percentage changes for the three and nine months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended
	September 30, 2015	September 30, 2014	Change
Net service revenue	$234,494	$207,763	$26,731	12.9%
Reimbursable out-of-pocket expenses	115,651	90,861	24,790	27.3%
Total revenue	350,145	298,624	51,521	17.3%
Direct costs	135,530	129,557	5,973	4.6%
Reimbursable out-of-pocket expenses	115,651	90,861	24,790	27.3%
Selling, general and administrative	40,429	38,185	2,244	5.9%
Restructuring and other costs	(28)	2,951	(2,979)	(100.9)%
Transaction expenses	403	—	403	—%
Depreciation	4,357	4,734	(377)	(8.0)%
Amortization	9,462	9,597	(135)	(1.4)%
Total operating expenses	305,804	275,885	29,919	10.8%
Income from operations	44,341	22,739	21,602	95.0%
Total other expense, net	(4,040)	(7,767)	(3,727)	(48.0)%
Income before provision for income taxes	40,301	14,972	25,329	169.2%
Income tax expense	(2,487)	(2,417)	70	2.9%
Net income	$37,814	$12,555	$25,259	201.2%

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
Net service revenue	$673,384	$596,003	$77,381	13.0%
Reimbursable out-of-pocket expenses	322,970	255,141	67,829	26.6%
Total revenue	996,354	851,144	145,210	17.1%
Direct costs	398,988	381,102	17,886	4.7%
Reimbursable out-of-pocket expenses	322,970	255,141	67,829	26.6%
Selling, general and administrative	113,354	104,332	9,022	8.6%
Restructuring and other costs	1,566	6,126	(4,560)	(74.4)%
Transaction expenses	922	2,042	(1,120)	(54.8)%
Asset impairment charges	3,931	17,245	(13,314)	(77.2)%
Depreciation	13,543	16,628	(3,085)	(18.6)%
Amortization	28,413	23,337	5,076	21.8%
Total operating expenses	883,687	805,953	77,734	9.6%
Income from operations	112,667	45,191	67,476	149.3%
Total other expense, net	(18,187)	(35,450)	(17,263)	(48.7)%
Income before provision for income taxes	94,480	9,741	84,739	869.9%
Income tax benefit (expense)	(8,089)	16,569	24,658	148.8%
Net income	$86,391	$26,310	$60,081	228.4%
Net Service Revenue and Reimbursable Out-of-Pocket Expenses
For the three and nine months ended September 30, 2015 and September 30, 2014, total revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 30, 2015	September 30, 2014	Change
Net service revenue	$234,494	$207,763	$26,731	12.9%
Reimbursable out-of-pocket expenses	115,651	90,861	24,790	27.3%
Total revenue	$350,145	$298,624	$51,521	17.3%

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
Net service revenue	$673,384	$596,003	$77,381	13.0%
Reimbursable out-of-pocket expenses	322,970	255,141	67,829	26.6%
Total revenue	$996,354	$851,144	$145,210	17.1%
For the three months ended September 30, 2015, net service revenue increased by $26.7 million, or 12.9%, to $234.5 million from $207.8 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, net service revenue increased by $77.4 million, or 13.0%, to $673.4 million from $596.0 million for the nine months ended September 30, 2014. These increases were primarily driven by continued strong awards over the last two years, a lower cancellation rate of previously awarded business and a positive revenue mix. In 2015, our revenue grew across all therapeutic areas and has been particularly strong in the central nervous system, oncology and other complex therapeutic areas. During the three and nine months ended September 30, 2015, fluctuations in foreign currency exchange rates resulted in an unfavorable impact of $10.3 million and $31.9 million, respectively, on net service revenue as compared to the three and nine months ended September 30, 2014.
Net service revenue from our top five customers accounted for approximately 33.4% and 35.6% of total net service revenue for the three months ended September 30, 2015 and September 30, 2014, respectively. Net service revenue from our top five customers accounted for approximately 34.5% and 37.1% of total net service revenue for the nine months ended September 30, 2015 and September 30, 2014, respectively.
No customer accounted for 10% or more of total net service revenue for the three and nine months ended September 30, 2015. For each of the three and nine months ended September 30, 2014, various subsidiaries of Astellas Pharma, Inc. accounted for 12% of total net service revenue. For the three and nine months ended September 30, 2014, various subsidiaries of Otsuka Holdings Co., Ltd. accounted for 12% and 14% of total net service revenue, respectively.
For the three months ended September 30, 2015, reimbursable out-of-pocket expenses, which represent expenses related to our clinical studies that are passed directly through to customers, increased by $24.8 million, or 27.3%, to $115.7 million from $90.9 million for the three months ended September 30, 2014. For the nine months ended September 30, 2015, reimbursable out-of-pocket expenses, increased by $67.8 million, or 26.6%, to $323.0 million from $255.1 million for the nine months ended September 30, 2014. The reimbursements are offset by an equal amount shown under the same caption in the "Costs and operating expenses" section in our Condensed Consolidated Statements of Operations and, accordingly, have no impact on gross margin. Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenue.
Direct Costs and Reimbursable Out-of-pocket Expenses
For the three and nine months ended September 30, 2015 and September 30, 2014, direct costs and reimbursable out-of-pocket expenses were as follows (in thousands, except percentages):

	Three Months Ended
	September 30, 2015	September 30, 2014	Change
Direct costs	$135,530	$129,557	$5,973	4.6%
Reimbursable out-of-pocket expenses	115,651	90,861	24,790	27.3%
Total direct costs and reimbursable out-of-pocket expenses	$251,181	$220,418	$30,763	14.0%

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
Direct costs	$398,988	$381,102	$17,886	4.7%
Reimbursable out-of-pocket expenses	322,970	255,141	67,829	26.6%
Total direct costs and reimbursable out-of-pocket expenses	$721,958	$636,243	$85,715	13.5%

The following is a summary of the year-over-year fluctuation in components of direct costs during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014 to 2015	2014 to 2015
Change in:
Salaries, benefits and incentive compensation	$6,977	$24,945
Other	(1,004)	(7,059)
Total	$5,973	$17,886
Our direct costs increased by $6.0 million, or 4.6%, to $135.5 million for the three months ended September 30, 2015 from $129.6 million for the three months ended September 30, 2014. Our direct costs increased by $17.9 million, or 4.7%, to $399.0 million for the nine months ended September 30, 2015 from $381.1 million for the nine months ended September 30, 2014.
Salaries, benefits and incentive compensation increased by $7.0 million for the three months ended September 30, 2015 and $24.9 million for the nine months ended September 30, 2015 compared to the same periods in the prior year.  These increases were primarily driven by an increase in salaries and benefits as a result of the additions in personnel to support the growth of our business, partially offset by a reduction in incentive based compensation and favorable fluctuations in foreign currency, as discussed further below.
Other direct costs decreased by $1.0 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, primarily due to the favorable resolution of disputed pass through costs partially offset by an increase in contract labor costs to support revenue growth.
During the nine months ended September 30, 2015 other direct costs decreased by $7.1 million compared to the nine months ended September 30, 2014, primarily due to (i) the 2014 period including a provision for non-recoverable Value Added Taxes (“VAT”) as compared to the 2015 including a release of a portion of these liabilities and (ii) certain one-time benefits realized in the first and third quarters of 2015. Partially offsetting these decreases was an increase in expenses related to contract labor and travel costs to support revenue growth.
As discussed above, direct costs in the nine months ended September 30, 2015 included certain one-time benefits that we do not believe are representative of ongoing operations, which we estimate to be approximately $6.6 million. Specifically, in the first quarter of 2015 we realized benefits of $5.1 million related to (i) a favorable resolution of several VAT and other tax items, (ii) a change in estimate related to employee incentive compensation, and (iii) a favorable settlement of disputed pass through costs. As discussed above, during the third quarter of 2015, we realized a benefit of $4.9 million from the favorable resolution of disputed pass through costs; however, we had initially recorded approximately $3.4 million of these obligations in the first half of 2015 resulting in the net favorable impact on the full nine month period ended September 30, 2015 of approximately $1.5 million.

During the three and nine months ended September 30, 2015, fluctuations in foreign currency exchange rates resulted in a favorable impact of $10.2 million and $29.7 million, respectively, on direct costs as compared to the three and nine months ended September 30, 2014.

As we continue to expand our business and initiate new studies, the increase in headcount-related expenses may outpace our revenue growth. However, we continue to see the benefits from a number of our cost saving initiatives including (i) leveraging our therapeutic management overhead infrastructure over the expanded revenue base, (ii) improving the utilization of our facilities, and (iii) the consolidation of our clinical trial management systems resulting in achieving better efficiencies due to standardization.

As noted above, reimbursable out-of-pocket expenses increased by 27.3% or $24.8 million, to $115.7 million for the three months ended September 30, 2015 from $90.9 million for the three months ended September 30, 2014. Reimbursable out-of-pocket expenses increased by 26.6% or $67.8 million, to $323.0 million for the nine months ended September 30, 2015 from $255.1 million for the nine months ended September 30, 2014. Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenue.

Selling, General and Administrative Expenses

For the three and nine months ended September 30, 2015 and September 30, 2014, selling, general and administrative expenses were as follows (in thousands, except percentages):

	Three Months Ended
	September 30, 2015	September 30, 2014	Change
Selling, general and administrative	$40,429	$38,185	$2,244	5.9%
Percentage of net service revenue	17.2%	18.4%

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
Selling, general and administrative	$113,354	$104,332	$9,022	8.6%
Percentage of net service revenue	16.8%	17.5%
The following is a summary of the year-over-year fluctuation in components of our selling, general and administrative expenses during the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014 to 2015	2014 to 2015
Change in:
Salaries, benefits, and incentive compensation	$3,166	$6,819
Professional services fees	(383)	800
Provision for doubtful accounts	(1,570)	(3,252)
Marketing expenses	139	2,037
Facilities and IT related costs	580	2,458
Other expenses	312	160
Total	$2,244	$9,022
Selling, general and administrative expenses increased by $2.2 million, or 5.9%, to $40.4 million for the three months ended September 30, 2015 from $38.2 million for the three months ended September 30, 2014. Selling, general and administrative expenses increased by $9.0 million, or 8.6%, to $113.4 million for the nine months ended September 30, 2015 from $104.3 million for the nine months ended September 30, 2014. These increases were driven primarily by (i) an increase in salaries, benefits, and incentive compensation, primarily as a result of the additions in personnel to support the growth of our business and the newly established public company infrastructure, (ii) an increase in facilities and information technology related cost, primarily driven by increased headcount as discussed above, and (iii) an increase in marketing expense primarily driven by the higher level of the advertising and trade show activities. These costs were partially offset by a positive change in bad debt expense as a result of the collection of previously reserved receivables.

On a year-to-date basis, our selling, general and administrative expenses were also positively impacted by settlement of certain employee related liabilities totaling approximately $1.1 million. In addition, included within the net increase in selling, general and administrative expenses is a net reduction from fluctuations in foreign currency exchange rates of $1.5 million and $4.3 million, respectively, for the three and nine months ended September 30, 2015 as compared to September 30, 2014.
Selling, general and administrative expenses as a percentage of net service revenue decreased from 18.4% for the three months ended September 30, 2014 to 17.2% for the three months ended September 30, 2015. Selling, general and administrative expenses as a percentage of net service revenue decreased from 17.5% for the nine months ended September 30, 2014 to 16.8% for the nine months ended September 30, 2015. These decreases were attributable to (i) our ability to leverage selling, general and administrative functions as we grow revenue, (ii) our cost savings initiatives, (iii) the positive impact of the settlement of liabilities noted above, and (iv) the reduction in bad debt expense due to recoveries of previously reserved amounts.
Restructuring and Other Costs
Restructuring and other costs were $1.6 million for the nine months ended September 30, 2015, consisting of employee severance costs of $1.8 million, partially offset by a net reduction in facility closure costs of $0.2 million. Following the completion of negotiations related to exiting certain facilities during the first quarter of 2015, we reduced our exit cost estimates related to the corresponding lease agreements by approximately $0.7 million, which was partially offset by expenses of $0.5 million primarily related to early lease termination fees.
Restructuring and other costs were $3.0 million for the three months ended September 30, 2014, consisting of facility closure costs of $2.7 million and employee severance costs of $0.2 million. Restructuring and other costs were $6.1 million for the nine months ended September 30, 2014, primarily consisting of severance costs of $2.7 million and facility closure and other costs of $3.4 million. These costs were primarily related to the restructuring activities we initiated during the second quarter of 2014 as a result of the closure of our Glasgow facility and partial closure of our Cincinnati facility.
Transaction Expenses
For the three months ended September 30, 2015, we incurred transaction expenses of $0.4 million primarily consisting of third party fees associated with our August 2015 registered secondary common stock offering. There were no transaction expenses incurred for the three months ended September 30, 2014.
For the nine months ended September 30, 2015, we incurred transaction expenses of $0.9 million, primarily consisting of third party fees associated with our May 2015 stock repurchase and registered secondary common stock offerings in May and August 2015. For the nine months ended September 30, 2014, transaction expenses were $2.0 million, consisting of $1.7 million of third party fees associated with the 2014 debt refinancing and $0.3 million of legal fees associated with our March 2014 acquisition of MEK Consulting.
Asset Impairment Charges
During the second quarter of 2014, we determined that Phase I Services and Global Consulting reporting units were not performing according to management's expectations, requiring an evaluation of the impairment of the goodwill and intangible assets. As a result of this evaluation, for the nine months ended September 30, 2014, we recorded a $9.2 million impairment of goodwill and an $8.0 million impairment of intangible assets associated with the Phase I Services and Global Consulting reporting units for a total asset impairment charge of $17.2 million. There were no asset impairment charges for the three months ended September 30, 2014.
During 2015, we continued to observe deteriorating performance due to reduced revenue resulting from cancellations and lower than expected new business awards in our Phase I Services reporting unit. This resulted in a triggering event during the first quarter of 2015, requiring an evaluation of both long-lived assets and goodwill for potential impairment. At the date of this evaluation, there were no intangible assets associated with Phase I Services. As a result of this evaluation, for the nine months ended September 30, 2015, we recorded a total asset impairment charge of $3.9 million, consisting of a long-lived assets impairment charge of $1.0 million and a goodwill impairment charge of $2.9 million. There were no asset impairment charges for the three months ended September 30, 2015.
Depreciation and Amortization Expense
Total depreciation and amortization expense decreased to $13.8 million for the three months ended September 30, 2015 from $14.3 million for the three months ended September 30, 2014, primarily due to a decrease in depreciation expense of $0.4 million resulting from lower capital expenditures during 2015 compared to 2014 and the write-off of long-lived assets in the Phase I Services reporting unit during the first quarter of 2015.
Total depreciation and amortization expense increased to $42.0 million for the nine months ended September 30, 2015 from $40.0 million for the nine months ended September 30, 2014. Amortization expense increased $5.1 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily due to the reduction in estimated useful lives of certain intangible assets during the second quarter of 2014. These increases were partially offset by a $3.1 million decrease in depreciation expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, principally due to (i) lower capital expenditures in 2015, (ii) a reduction in 2014 of the useful life of certain data centers and information system assets, and (iii) the write-off of long-lived assets in the Phase I Services reporting unit during the first quarter of 2015.
Other Expense, Net
For the three and nine months ended September 30, 2015 and 2014, other income and expenses were as follows (in thousands, except percentages):

	Three Months Ended
	September 30, 2015	September 30, 2014	Change
Interest income	$28	$26	$2	7.7%
Interest expense	(3,065)	(12,929)	(9,864)	(76.3)%
Other income (expense), net	(1,003)	5,136	(6,139)	(119.5)%
Total other expense, net	$(4,040)	$(7,767)	$(3,727)	(48.0)%

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
Interest income	$157	$226	$(69)	(30.5)%
Interest expense	(12,687)	(41,853)	(29,166)	(69.7)%
Loss on extinguishment of debt	(9,795)	—	9,795	—%
Other income, net	4,138	6,177	(2,039)	(33.0)%
Total other expense, net	$(18,187)	$(35,450)	$(17,263)	(48.7)%
Total other expense, net decreased to $4.0 million for the three months ended September 30, 2015 from $7.8 million for the three months ended September 30, 2014. Total other expense, net decreased to $18.2 million for the nine months ended September 30, 2015 from $35.5 million for the nine months ended September 30, 2014. These decreases were primarily driven by a $9.9 million and $29.2 million decrease in interest expense for the three and nine months ended September 30, 2015 compared to the three and nine months ended September 30, 2014, respectively, due to lower outstanding debt balances and decreased interest rates in 2015 as a result of our debt repayment and refinancing activities during the fourth quarter of 2014 and second quarter of 2015.
The decrease in total other expense, net for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 was partially offset by a $6.1 million decrease in other income, net, primarily due to higher foreign currency gains in 2014 as compared to losses in 2015 as a result of the strengthening of the U.S. dollar. The decrease in total other expense, net for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 was partially offset by a $2.0 million decrease in other income, net, primarily due to higher foreign currency gains in 2014 as compared to 2015 as a result of the strengthening of the U.S. dollar and the $9.8 million loss on extinguishment of debt associated with the 2015 debt refinancing in the second quarter of 2015.
Income Tax Benefit (Expense)
Income tax expense was $2.5 million for the three months ended September 30, 2015 compared to $2.4 million for the three months ended September 30, 2014. Income tax benefit (expense) was a tax expense of $8.1 million for the nine months ended September 30, 2015 compared to a tax benefit of $16.6 million for the nine months ended September 30, 2014. Our effective tax rate varies from the statutory rate of 35% principally due to maintaining a full valuation allowance on our deferred tax assets in the United States and the resulting changes in the valuation allowance from period to period. In addition, income taxes for the three and nine months ended September 30, 2015 were impacted by $0.8 million and $2.9 million, respectively, related to discrete tax adjustments primarily from the release of a portion of unrecognized tax benefits. Income taxes for the three and nine months ended September 30, 2014 were impacted by a $23.1 million discrete income tax benefit recognized as the result of the release of the valuation allowance on certain foreign tax deferred tax assets, primarily net operating losses. Other variances from the statutory rate of 35% were due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets and (ii) the geographical split of pre-tax income.
We recorded a valuation allowance against all of our deferred tax assets related to net operating loss carryforwards in the United States as of September 30, 2015 and December 31, 2014, respectively. We assess both positive and negative evidence available to estimate whether future taxable income will be available to permit the use of the existing deferred tax assets. As of September 30, 2015, a significant component of the evidence evaluated was the historical losses experienced in the United States. Such objective negative evidence limits our ability to consider other subjective evidence, such as our projections for future growth. However, given our current earnings and anticipated future earnings, we believe it is reasonably possible that within the next 12 months sufficient positive evidence may become available to allow us to conclude that a significant portion of the valuation allowance will no longer be needed. The release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period in which the release is recorded. The exact timing and amount of the valuation allowance released are subject to change and are based on the level of profitability that we are able to achieve and can reasonably forecast.

Net Income
Net income increased to $37.8 million and $86.4 million for the three and nine months ended September 30, 2015, respectively, from $12.6 million and $26.3 million for the three and nine months ended September 30, 2014, respectively. These increases were primarily due to the reasons discussed above, in particular, the impact of increased net services revenue, the overall decrease of operating expenses as a percentage of net service revenue, the decrease in asset impairment charges compared to the prior year, and the decrease in interest expense as a result of our 2014 and 2015 debt refinancing activities. Partially offsetting these increases was the $9.8 million loss on extinguishment of debt associated with the 2015 debt refinancing in the second quarter of 2015, and the change in income tax position from income tax benefit to income tax expense due to the release of the valuation allowance in the second quarter of 2014.

Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	September 30, 2015	December 31, 2014
Balance sheet statistics:
Cash and cash equivalents	$136,091	$126,453
Restricted cash	431	505
Working capital, excluding restricted cash	58,686	46,598
We fund our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations and funds available for borrowing under our $150.0 million revolving credit facility. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of services, possible acquisitions, integration and restructuring costs, geographic expansion, working capital and other general corporate expenses. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations and funds available under our revolving credit facility will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations and other currently anticipated liquidity requirements for at least the next 12 months.
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
As of September 30, 2015, we had total principal amount of indebtedness (including capital leases) of approximately $475.1 million. Further, we had undrawn commitments available for additional borrowings under our senior secured facilities of $149.0 million (net of $1.0 million in outstanding letters of credit as of September 30, 2015) which we may use for working capital and other purposes. The issuance of additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure additional capital and other resources.
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

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014
For the nine months ended September 30, 2015 and 2014, our cash flows from operating, investing and financing activities were as follows (in thousands, except percentages):

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
Net cash provided by operating activities	$141,122	$117,328	$23,794	20.3%
Net cash used in investing activities	(11,565)	(20,041)	8,476	42.3%
Net cash used in financing activities	(109,384)	(8,213)	(101,171)	(1,231.8)%
Cash Flows from Operating Activities
For the nine months ended September 30, 2015, our operating activities provided $141.1 million in cash flow, consisting of a net income of $86.4 million, adjusted for net non-cash items of $58.2 million primarily related to depreciation and amortization, loss on extinguishment of debt, stock repurchase costs, amortization of capitalized loan fees, stock-based compensation, asset impairment charges and foreign currency adjustments. In addition, $3.5 million of cash was used by changes in operating assets and liabilities, consisting primarily of an increase in billed and unbilled accounts receivable and other assets and liabilities, partially offset by an increase in deferred revenue.
For the nine months ended September 30, 2014, our operating activities provided $117.3 million in cash flow, consisting of a net income of $26.3 million, adjusted for net non-cash items of $34.6 million primarily related to depreciation and amortization, amortization of capitalized loan fees, stock-based compensation, asset impairment charges, foreign currency adjustments and deferred income taxes. In addition, $56.4 million of cash was provided by changes in operating assets and liabilities, consisting primarily of an increase in deferred revenue and accounts payable and accrued liabilities, partially offset by a decrease in billed and unbilled accounts receivable.
The changes in operating assets and liabilities result primarily from the net movement in accounts receivable, unbilled revenue and deferred revenue, coupled with changes in accrued liabilities. Fluctuations in billed and unbilled receivables and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and deferred revenue can vary significantly from period to period.
Cash flows from operations increased by $23.8 million during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to year-over-year increase in net income of $60.1 million and a year-over-year increase in net non-cash items of $23.6 million, partially offset by a decrease of $59.9 million due to a reduction in the cash inflow from working capital.
Cash Flows from Investing Activities
For the nine months ended September 30, 2015, we used $11.6 million in cash for investing activities for the purchase of property and equipment. For the full year 2015, we expect our total capital expenditures to be between $20.0 million and $22.0 million.
For the nine months ended September 30, 2014, we used $20.0 million in cash for investing activities, comprised of the purchase of property and equipment of $17.7 million and the 2014 MEK Consulting acquisition payment of $2.3 million.

Cash Flows from Financing Activities
For the nine months ended September 30, 2015, financing activities used $109.4 million in cash, primarily driven by payments of $150.9 million related to the stock repurchase in May 2015, $3.2 million in payments related to tax withholdings for stock-based compensation and payments of $1.0 million related to the 2014 MEK Consulting acquisition. These cash outflows were partially offset by net inflows of $45.0 million, consisting primarily of the proceeds from the 2015 debt refinancing, offset by the June 2015 prepayment of $50.0 million of debt principal under the 2015 Credit Agreement and proceeds of $1.1 million from the exercise of stock options.
For the nine months ended September 30, 2014, financing activities used $8.2 million in cash, primarily driven by $7.9 million in net repayments on long term debt and capital leases obligations.
Contractual Obligations and Commitments
On May 14, 2015, we entered into a new five-year 2015 Credit Agreement. See Note 4 - Long-Term Debt to our condensed consolidated financial statements for information about the terms of this agreement.
The following table summarizes our expected material contractual obligations under this agreement as of September 30, 2015 (in thousands):

	Payment Due by Period
	Total	Remaining 2015 (3 Months)	2016 to 2017	2018 to 2019	2020
Long-term debt	$475,000	$—	$35,313	$105,000	$334,687
Interest on long-term debt	44,104	2,671	20,956	17,780	2,697
Total:	$519,104	$2,671	$56,269	$122,780	$337,384
We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business. Other than the items included above, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2014.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year and modified the standard to allow early adoption. For public entities, the standard is now effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, and is to be applied on a retrospective basis. ASU 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted. As of September 30, 2015, we had debt issuance costs related to our term loans of $0.8 million in prepaid expenses and other current assets and $2.4 million in other long-term assets that would be reclassified to long-term debt, net.
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
In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputed Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which is effective immediately and clarifies that the guidance in ASU 2015-03 does not apply to line-of-credit arrangements. Accordingly, while ASU 2015-15 requires that debt issuance costs be presented in the balance sheet as a direct reduction from the carrying value of the associated debt liability, ASU 2015-15 states that entities may continue presenting unamortized debt issuance costs for line-of-credit arrangements as an asset. Accordingly, we will defer costs associated with line-of-credit arrangements as an asset and subsequently amortize such costs ratably over the term of the arrangement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for fiscal year ended December 31, 2014.
Item 4. Controls and Procedures.
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
Item 1A. Risk Factors.
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
Purchases of Equity Securities by the Issuer
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Form of Nonqualified Option Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan	—	—	—	Filed herewith
10.2	Form of Nonqualified Option Award Agreement for Non-U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan	—	—	—	Filed herewith
10.3	Form of Nonqualified Option Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan	—	—	—	Filed herewith
10.4	Form of Restricted Stock Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan	—	—	—	Filed herewith
10.5	Form of Restricted Stock Award Agreement for Non-U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan	—	—	—	Filed herewith
10.6	Form of Restricted Stock Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on October 28, 2015.

INC RESEARCH HOLDINGS INC.

Date: October 28, 2015	/s/ Gregory S. Rush
Gregory S. Rush
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Form of Nonqualified Option Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan	—	—	—	Filed herewith
10.2	Form of Nonqualified Option Award Agreement for Non-U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan	—	—	—	Filed herewith
10.3	Form of Nonqualified Option Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan	—	—	—	Filed herewith
10.4	Form of Restricted Stock Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan	—	—	—	Filed herewith
10.5	Form of Restricted Stock Award Agreement for Non-U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan	—	—	—	Filed herewith
10.6	Form of Restricted Stock Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith