Form 10-K
period 2015-12-31
INC Research Holdings, Inc.
filed 2016-02-25
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price of on June 30, 2015 (based on the closing sale price of $40.12 on that date), was approximately $718,968,173. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 18, 2016, there were approximately 53,976,093 shares of the registrant's common stock outstanding.
Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

INC RESEARCH HOLDINGS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2015

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
Item 1. Business.
Overview
We are a leading global contract research organization ("CRO") based on revenues and are exclusively focused on Phase I to Phase IV clinical development services for the biopharmaceutical and medical device industries. We provide our customers highly differentiated therapeutic alignment and expertise, with a particular strength in complex therapeutic areas, such as central nervous system ("CNS"), oncology and other complex diseases. We consistently and predictably deliver clinical development services in a complex environment and offer a proprietary, operational approach to clinical trials through our Trusted Process® methodology. Our service offerings focus on optimizing the development of, and therefore, the commercial potential for, our customers' new biopharmaceutical compounds, enhancing returns on their research and development ("R&D") investments, and reducing their overhead by offering an attractive variable cost alternative to fixed cost, in-house resources.
Founded more than two decades ago as an academic central nervous system research organization, we have translated that expertise into a global organization with a number of therapeutic specialties, as well as full data services and regulatory capabilities. Over the past decade, we have built our scale and capabilities to become a leading global provider of Phase I to Phase IV clinical development services, with approximately 6,400 employees in over 50 countries across six continents as of December 31, 2015. Our broad global reach has enabled us to provide clinical development services in over 110 countries. Our global footprint provides our customers with broad access to diverse markets and patient populations, local regulatory expertise and local market knowledge.
We provide clinical development services through specialized therapeutic teams that have deep scientific expertise and are strategically aligned with the largest and fastest growing areas of our customers' R&D investments. We believe our therapeutic focus and proprietary methodology have set us apart within our industry. We were named the "Best Contract Research Organization" at the 11th Annual Scrip Awards ceremony in December 2015. The annual Scrip awards competition is organized by Scrip Intelligence to celebrate the contributions of the pharmaceutical, biotech and other allied industries to improving human health worldwide. The Company was selected from among several leading global CROs after being judged based on full range of services provided and quality of relationships built with clients by a distinguished panel of life science industry executives.

We have also developed industry-leading relationships with principal investigators and clinical research sites, as demonstrated by being named the "Top CRO to Work With" among large global CROs in the 2015 CenterWatch Global Investigative Site Relationship Survey (the "2015 CenterWatch Survey") conducted by CenterWatch, a third-party leading publisher in the clinical trials industry. The 2015 CenterWatch Survey covered responses from over 1,900 sites globally that evaluated 11 CROs, including the top five by revenue, across 38 specific relationship attributes. We ranked in the top 3 on 33 out of the 38 specific relationship attributes. We believe the Company’s ranking as “Top CRO to Work With” for a second straight time demonstrates the effectiveness of our business model and our ability to deliver high-quality clinical trial results on time and on budget for our customers.
Our extensive range of services supports the entire drug development process from Phase I to Phase IV and allows us to offer our customers an integrated suite of investigative site support and clinical development services. We offer these services across a wide variety of therapeutic areas with deep clinical expertise, with a primary focus on Phase I to Phase IV clinical trials. We provide total biopharmaceutical program development while also providing discrete services for any part of a trial. Our combination of service area experts and depth of clinical capability allows for enhanced protocol design and actionable trial data.
We have two reportable segments: Clinical Development Services and Phase I Services. Clinical Development Services offers a variety of clinical development services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management, study reports to assist customers with their drug development process, quality assurance audits and specialized consulting services. Phase I Services focuses on clinical development services for Phase I trials, which include scientific exploratory medicine, first-in-human studies through proof-of-concept stages and support for Phase I studies in established compounds. For further information about the Company's reportable segments, please see "Note 12 - Segment Information" in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. For financial information about geographic areas of our revenue and long-lived assets, please see "Note 13 - Operations by Geographic Location" in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. International operations expose us to risks that differ from those applicable to operating in the United States, including foreign currency translation and transaction risks, risks of changes in tax laws and other risks described further in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K.
For the year ended December 31, 2015, we had total net service revenue of $914.7 million, net income of $117.0 million, Adjusted Net Income of $120.2 million, and Adjusted EBITDA of $221.4 million. For important disclosures about our non-GAAP measures and a reconciliation of Adjusted Net Income and Adjusted EBITDA to our GAAP net income (loss), see Part II, Item 6, "Selected Financial Data" of this Annual Report on Form 10-K. For further information about our consolidated revenues and earnings, see our consolidated financial statements included in Part II, Item 8 "Financial Statements and Supplementary Data" and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
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
We were originally founded in 1998 as INC Research, and our headquarters are located in Raleigh, North Carolina. As a result of a corporate reorganization in connection with a business combination transaction, INC Research Holdings, Inc., was incorporated in Delaware in August 2010.
Our Market
The market for our services includes biopharmaceutical companies that outsource clinical development services. We believe we are well-positioned to benefit from the following market trends:

Trends in late-stage clinical development outsourcing.  Within the clinical development market, we primarily focus on Phase II to Phase IV clinical trials. Biopharmaceutical companies continue to prioritize the outsourcing of Phase II to Phase IV clinical trials, particularly in complex, high-growth therapeutic areas such as CNS, oncology and other complex diseases. Additionally, small and mid-sized biopharmaceutical companies typically have limited infrastructure and therefore have a particular proclivity to outsource their clinical development to CROs. We estimate, based on industry sources, including analyst reports, and management's knowledge, that the market for CRO services for Phase II to Phase IV clinical development services will grow at a rate of 7% to 8% annually through 2020, driven by a combination of increased development spend and further outsourcing penetration. In addition, we estimate that total biopharmaceutical spending on drug development in 2015 was approximately $75.4 billion, of which the clinical development market, which is the market for drug development following pre-clinical research, was approximately $65.1 billion. Of the $65.1 billion, we estimate our total addressable market to be $52.5 billion, after excluding $12.6 billion of indirect fees paid to principal investigators and clinical research sites, which are not a part of the CRO market. We estimate that total biopharmaceutical spending on clinical development will grow at a rate of 3% to 4% annually through 2020. In 2015, we estimate biopharmaceutical companies outsourced approximately $26.0 billion of clinical development spend to CROs, representing an 8% increase compared to 2014 and a penetration rate of 49% of our total addressable market. We estimate that this penetration rate will increase to approximately 59% of our total addressable market by 2020. We believe that CROs with deep therapeutic expertise, global reach and capabilities, the ability to conduct increasingly complex clinical trials and maintain strong principal investigator and clinical research site relationships will be well-positioned to benefit from these industry trends.
Optimization of biopharmaceutical R&D efficiency.  Market forces and healthcare reform, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "Affordable Care Act") and other governmental initiatives, place significant pressure on biopharmaceutical companies to improve cost efficiency. Companies need to demonstrate the relative improvement in quality, safety, and effectiveness of new therapies as compared to existing approved therapies as early as possible in the development process. CROs can help biopharmaceutical companies deploy capital more efficiently, especially because many biopharmaceutical companies do not have adequate in-house development resources. In response to high clinical trial costs, particularly in therapeutic areas such as CNS and oncology, which we believe present the highest mean cost per patient across all clinical trials, biopharmaceutical companies are streamlining operations and shifting development to external providers in order to lower their fixed costs. Based on efficiencies gained through experience, we estimate that CROs have shortened clinical testing timelines by as much as 30%. Full service CROs can deliver operational efficiencies, provide high visibility into trial conduct, and allow biopharmaceutical companies to focus internal resources on their core competencies related to drug discovery and commercialization.
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
Management of increasingly complex trials.  The biopharmaceutical industry operates in an increasingly sophisticated and highly regulated environment and has responded to the demands of novel therapeutics by adapting efficient drug development processes. Complex trial design expertise has emerged as a significant competitive advantage for select CROs that have a track record of successfully navigating country-specific regulatory, trial protocol and patient enrollment barriers, including sometimes subjective, evolving clinical endpoints. Measures of clinical trial complexity significantly increased over the last decade, as evidenced by total procedures per trial protocol increasing by 57% between 2000 and 2011. In addition, the therapeutic areas where we have a particular focus, including CNS, oncology and other complex diseases, often require more complicated testing protocols than other disease indications. For example, studies related to complex therapeutic areas often require treatment-naïve patients, and sometimes have subjective endpoints, which can be difficult to measure. In addition, many of these studies have longer periods of duration due to these factors and have been increasing in duration over the last 24 months. For example, our average study duration has increased from approximately 30 months as of December 31, 2013 to slightly over 40 months as of December 31, 2015. As a result of these factors, these therapeutic areas demand greater clinical trial proficiency and therapeutic expertise, particularly in light of new methods of testing, such as the use of biomarkers and gene therapy.
Our Competitive Strengths
We believe that we are well positioned to capitalize on positive trends in the CRO industry and provide differentiated solutions to our customers based on our key competitive strengths set forth below:
Deep and long-standing expertise in the largest and fastest growing therapeutic areas. Since our inception in 1998, we have focused on building world-class therapeutic expertise to better serve our customers. We provide a broad offering of therapeutic expertise, with our core focus in the largest and fastest growing therapeutic areas, including our complex therapeutic areas, which collectively constitute approximately 66% of our backlog as of December 31, 2015. Based on industry data, we estimate that these complex therapeutic areas together represent over 60% of total Phase III drugs under development. We believe we have been growing faster than the market, resulting in market share gains in our key therapeutic areas. In 2015, our net service revenue grew by 13% and our net service revenue for our complex therapeutic areas grew by 18%. Our therapeutic expertise is managed by our senior leadership and delivered by our senior scientific and medical staff and our clinical research associates ("CRAs") within our various therapeutic areas. Industry analysts have reported that therapeutic expertise is the most influential factor for small to mid-cap as well as large sponsors of clinical trials in selecting a CRO. We believe that our expertise in managing complex clinical trials differentiates us from our competitors and has played a key role in our revenue growth, our ability to win new clinical trials and our successful relationship development with principal investigators and clinical research sites.
Clinical development focus and innovative operating model. We derive approximately 98% of our net service revenue from clinical development services without distraction from lower growth, lower margin non-clinical business. Since 2006, we have conducted our clinical trials using our innovative Trusted Process® operating model, which standardizes methodologies, increases the predictability of the delivery of our services and reduces operational risk. Since initiation of the Trusted Process®, we have reduced median study start-up time (defined as the period from finalized protocol to first patient enrolled) on new projects. Based on industry sources for the median study start-up time for the biopharmaceutical industry, we believe we achieve this milestone for our customers at a faster pace than industry medians, due in part to our proprietary Trusted Process® operating model. In addition to the absolute reduction of cycle times in critical path milestones, we provide greater operating efficiency, more predictable project schedules and a reduction in overall project timelines. We were named the "Best Contract Research Organization" at the 11th Annual Scrip Awards in December 2015, which we believe is directly attributable to our innovative business model.
Unmatched, industry-leading principal investigator and clinical research site relationships. We have extensive relationships with principal investigators and clinical research sites. We believe these quality relationships are critical for delivering clinical trial results on time and on budget for our customers. Motivated and engaged investigative sites can facilitate faster patient recruitment, increase retention, maintain safety, ensure compliance with protocols as well as with local and international regulations, and streamline reporting. The ability to recruit and retain principal investigators and patients is an integral part of the clinical trial process. We have dedicated personnel focused on enhancing clinical research site relationships; we work with these sites in collaborative partnerships to improve cycle times and standardize start-up activities to drive efficiency. Our focus on principal investigator and clinical research site relationships is unmatched in the industry, as demonstrated by being named "Best Contract Research Organization" in December 2015 by an independent panel for Scrip Intelligence and our ranking as the "Top CRO to Work With" among large global CROs in the 2015 CenterWatch Survey. In the 2015 CenterWatch Survey, we ranked in the top 3 on 33 out of 38 attributes and received an average of 83% of "excellent" or "good" ratings across all attributes, up from approximately 80% in 2013. In addition, we are a top-three ranked CRO on four of the five attributes rated by sites as most important to study conduct success and the number one-ranked CRO for providing professional medical staff in clinical operations. We also participate at the highest level of membership within the Society for Clinical Research Sites ("SCRS") as a Global Impact Partner ("GIP").
Broad global reach with in-depth local market knowledge. We believe that we are one of a few CROs with the scale, expertise, systems and agility necessary to conduct global clinical trials. We offer our services through a highly skilled staff of approximately 6,400 employees in over 50 countries as of December 31, 2015 and have conducted work in over 110 countries. We continue to have a presence in high-growth international markets such as Asia-Pacific, Latin America, the Middle East and North Africa. Our comprehensive regulatory expertise and extensive local knowledge facilitate timely patient recruitment for complex clinical trials and improved access to treatment-naïve patients and to emerging markets, thereby reducing the time and cost of these trials for our customers while also optimizing the commercialization potential for new therapies.
Diversified, loyal and growing customer base. We have a well-diversified, loyal customer base of over 300 customers that includes many of the world's largest biopharmaceutical companies as well as high-growth, small and mid-sized biopharmaceutical companies. We have several customers with whom we have achieved "preferred provider" or strategic alliance relationships. We define these customer relationships to include ones where we have executed master service agreements in addition to regularly scheduled strategy meetings to discuss the status of our relationship, and for which we serve as a preferred supplier of services. We believe these relationships provide us enhanced opportunities for more business, although they are not a guarantee of future business. In addition, many of our customers are diversified across multiple projects and compounds. Our top five customers represented approximately 71 compounds in 47 indications across 200 active projects and accounted for approximately 34% of our net service revenue in 2015. Our customer base is geographically diverse with well-established relationships in the United States, Europe and Asia. We believe the breadth of our footprint reduces our exposure to potential U.S. and European biopharmaceutical industry consolidation. We believe that the tenure of our customer relationships as well as the depth of penetration of our services reflect our strong reputation and track record. While 86% of our new business awards in 2015 were from repeat customers and our top ten customers have worked with us for an average of more than 10 years, we were also awarded clinical trials from 72 new customers in 2015, with particularly strong growth among small to mid-sized biopharmaceutical companies. We have also increased our penetration in the large biopharmaceutical market, which we define as the top 50 biopharmaceutical companies measured by annual drug revenue, with 59% of our net service revenue in 2015 coming from large biopharmaceutical companies. We believe we have increased our market share in recent years and are well positioned to continue growing our customer base.
Outstanding financial performance. We have achieved significant revenue and EBITDA growth over the past several years. For example, during 2015, we increased our net service revenue, Adjusted EBITDA and Adjusted Net Income by 13%, 52%, and 169%, respectively, as compared to 2014, and ended the year with net income of $117.0 million, compared to that of a net loss of $23.5 million in 2014. The momentum in our business is also reflected in the growth in our backlog and new business awards (which is the value of future net service revenue supported by contracts or pre-contract written communications from customers for projects that have received appropriate internal funding approval, are not contingent upon completion of another trial or event and are expected to commence within the next 12 months, minus the value of cancellations in the same period). Backlog and new business awards are not necessarily predictive of future financial performance because they will likely be impacted by a number of factors, including the size and duration of projects (which can be performed over several years), project change orders resulting in increases or decreases in project scope, and cancellations. For the period from December 31, 2014 to December 31, 2015, our backlog increased by 14% and net new business awards grew by 24%. We believe our outstanding financial profile and strong momentum demonstrate the quality of the platform we have built to position ourselves for continued future growth.
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
Drive our human capital asset base to grow existing relationships. As a clinical service provider, our employees are critical to our ability to deliver our innovative operational model by engaging with customers, delivering clinical development services in a complex environment, and supporting and executing our growth strategy. All employees undergo comprehensive initial orientation and ongoing training, including a focus on our Trusted Process® methodology. Our recruiting and retention efforts are geared toward maintaining and growing a stable work force focused on delivering results for customers. We have a successful track record of integrating talent from prior acquisitions and believe we have a best-in-class pool of highly experienced project management professionals and CRAs.
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
• Patient recruitment and retention

• Project management

• Clinical monitoring

• Drug safety / pharmacovigilance

• Medical affairs

• Quality assurance

• Regulatory and medical writing

• Functional service
	• Clinical data management • Electronic data capture • Biostatistics	• Strategic development services • Regulatory consulting and submissions • Clinical operations optimization • Pricing and reimbursement planning
• Specialized support for patient registries

• Safety surveillance studies, prospective observational studies

• Health outcome research

• Patient-reported outcomes

• Phase IV effectiveness trials

• Health economics studies and retrospective chart reviews

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

•
Clinical Monitoring.  Our clinical monitors oversee the conduct of a clinical trial by working with and monitoring clinical research sites to assure the quality of the data. The clinical monitor ensures the trial is conducted according to Good Clinical Practice ("GCP"), International Conference on Harmonisation ("ICH") guidelines and local regulations, to meet the customers' and regulatory authorities' requirements according to the study protocol. CRAs engage with clinical research sites in site initiation, training and patient recruitment. We deploy and manage clinical monitoring staff in all regions of the globe. By maintaining a therapeutic focus, we attract CRAs who have a strong desire to dedicate themselves to working within a specific therapeutic area, providing an environment where they can further develop their expertise in their chosen area of interest.

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

•
Regulatory and Medical Writing.  We also offer regulatory and medical writing expertise across the entire biopharmaceutical product lifecycle. Our team has hands-on regulatory and medical writing knowledge gained through experience from working in large biopharmaceutical companies, as well as high-growth, small and mid-sized biopharmaceutical companies, CROs and the United States Food and Drug Administration ("FDA"). Additionally, each member is trained in FDA regulations, including GCP/standard operating practice compliance guidelines and guidelines established by the ICH.

•
Functional Services.  Our functional service provider ("FSP") offering is a tool to help sponsors review their approach to key functional areas of clinical research, specifically those areas not core to their clinical development business. The aim of implementing an FSP approach is greater predictability and more consistent delivery of services across all protocols. We currently operate FSP hubs in North America, South America, Europe and Asia.

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

•
Electronic Data Capture.  To compete in today's changing global drug and device development environment, companies must collect and distribute data faster than ever before. We have the ability to manage electronic data capture ("EDC") to help our customers take advantage of the efficiencies available through EDC, which include improved access to data, reduced cycle time, increased productivity and improved relationships with customers, vendors and other parties. We utilize three leading EDC platforms: Medidata Rave, Oracle Clinical Remote Data Capture and Oracle Health Sciences InForm products. Our ability to design, build and deliver high quality databases in all three platforms enables our team to deliver effective EDC solutions.

•
Biostatistics.  Our biostatistics team has a depth of experience with the FDA and European Medicines Agency ("EMA") which allows our teams to provide customers with guidance on building a statistical plan to meet regulatory and safety requirements as well as a careful analysis of the resulting study data. In addition, we provide support for independent drug safety monitoring boards and a full range of related services. Our biostatisticians are also heavily involved in our Trusted Process® methodology, so that protocol and project development can be grounded in advanced statistical methodology. As part of a project team, our biostatisticians can provide data oversight throughout a clinical trial and address any data or data handling issues that may arise.
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
Regulatory Services. We offer regulatory expertise across the entire biopharmaceutical product lifecycle. Our regulatory affairs practice has a global presence with offices in North America, Europe and Asia-Pacific. In addition, subject matter experts are located worldwide to provide global regulatory coverage. Global regulatory services include worldwide regulatory submissions, regulatory strategy and agency meetings, early development consultancy, data safety monitoring board and data review committee management, chemistry manufacturing and controls, contemporary regulatory interpretation, investigational new drug ("IND"), applications and clinical trial authorizations.
Post-Approval Services
Our post-approval services are focused on efficient delivery of studies and support programs. These studies and programs include specialized support for patient registries, safety surveillance studies, prospective observational studies, health outcome research, patient reported outcomes, Phase IV effectiveness trials, health economics studies and retrospective chart reviews. Our proprietary post-approval study management system provides real-time support for sites and up-to-date status reports for sponsors.
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
Since December 31, 2010, we have significantly increased our exposure to large biopharmaceutical customers through both acquisitions and organic growth, providing us the opportunity to compete for large, global late-stage clinical development trials, preferred provider lists and strategic multi-year relationships. For the year ended December 31, 2015, our net service revenue attributable to large biopharmaceutical companies represented approximately 59% of our total net service revenue and net service revenue attributable to small and mid-sized biopharmaceutical companies represented approximately 41%. Additionally, we serve customers in a variety of locations throughout the world, with approximately 48% of our workforce based in the United States and Canada, 34% in Europe, 11% in Asia-Pacific, 6% in Latin America and 1% in the Middle East and Africa as of December 31, 2015. This diversification allows us to grow our business in multiple customer segments and geographies.
For the year ended December 31, 2015, our top five customers accounted for approximately 34% of our net service revenue which was diversified across approximately 71 compounds in 47 indications across 200 active projects. No customer accounted for 10% or more of net service revenue for the year ended December 31, 2015.
Our top ten customers have worked with us for an average of more than 10 years as of December 31, 2015. We also have a growing list of "preferred provider" and/or strategic alliance relationships. Further, among the majority of our customers, revenue is diversified by multiple projects for a variety of compounds. For example, 36 of our customers have active projects in more than one therapeutic area, making up 54% of our net service revenue for the year ended December 31, 2015. We believe that the tenure of our customer relationships as well as the depth of penetration of our services reflects our strong reputation and track record.
New Business Awards and Backlog
We add new business awards to backlog when we enter into a contract or letter of intent or when we receive a written commitment from the customer selecting us as its service provider. Contracts generally have terms ranging from several months to several years. We recognize revenue on these awards as services are performed, provided we have entered into a contractual commitment with the customer. Our new business awards, net of cancellations of prior awards, for the years ended December 31, 2015, 2014 and 2013 were approximately $1.18 billion, $0.95 billion and $0.81 billion, respectively.
Backlog consists of anticipated future net service revenue from contracts, letters of intent and other written forms of commitments that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. The majority of our contracts can be terminated by our customers with 30 days' notice. Our backlog also reflects any related cancellation or adjustment activity. Our backlog as of December 31, 2015, 2014 and 2013 was approximately $1.81 billion, $1.59 billion and $1.49 billion, respectively. Included within backlog at December 31, 2015 is approximately $0.84 billion that we expect to translate into revenue in 2016. Backlog is not necessarily indicative of future financial performance because it will likely be impacted by a number of factors, including the size and duration of projects (which can be performed over several years), project change orders resulting in increases or decreases in project scope and cancellations.
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
Competition
We compete primarily against other full-service CROs and services provided by in-house R&D departments of biopharmaceutical companies, universities and teaching hospitals. Although the CRO industry has experienced increased consolidation over the past three years, the landscape remains fragmented. Our major competitors include ICON plc, inVentiv Health, Inc., Laboratory Corporation of America Holdings (formerly Covance, Inc.), PAREXEL International Corporation, Pharmaceutical Product Development, LLC, PRA Health Sciences, Inc., Quintiles Transnational Holdings Inc. and numerous specialty and regional players. We generally compete on the basis of the following factors:

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
In the United States, the FDA regulates the conduct of clinical trials of drug products in human subjects, the form and content of regulatory applications. The FDA also regulates the development, approval, manufacture, safety, labeling, storage, record keeping, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products and medical devices. In the European Union ("EU") and other jurisdictions where our customers intend to apply for marketing authorization, similar laws and regulations apply. Within the EU, these requirements are enforced by the EMA, and requirements vary slightly from one member state to another. In Canada, clinical trials are regulated by the Health Products Food Branch of Health Canada as well as provincial regulations. Similar requirements also apply in other jurisdictions, including Australia, Japan, and other Asian countries, where we operate or where our customers intend to apply for marketing authorization. Sponsors of clinical trials also follow ICH E6 guidelines.
Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trial process. In the United States, we must perform our clinical development services in compliance with applicable laws, rules and regulations, including GCP, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Before a human clinical trial may begin, the manufacturer or sponsor of the clinical product candidate must file an IND with the FDA, which contains, among other things, the results of preclinical tests, manufacturer information, and other analytical data. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial must be conducted pursuant to, and in accordance with, an effective IND. In addition, under GCP, each human clinical trial we conduct is subject to the oversight of an independent institutional review board ("IRB") which is an independent committee that has the regulatory authority to review, approve and monitor a clinical trial. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the study subjects are being exposed to an unacceptable health risk.
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

The U.S. Department of Health and Human Services has promulgated rules under the Health Information Technology for Economic and Clinical Health Act in connection with the application of security and privacy provisions under the Health Information Portability and Accountability Act (collectively, "HIPAA"). These regulations govern the use, handling and disclosure of personally identifiable medical information. Although we do not consider that our business activities generally cause us to be subject to HIPAA as a covered entity, we endeavor to embrace sound identity protection practices. These regulations also establish procedures for the exercise of an individual's rights and the methods permissible for de-identification of health information. We are also subject to privacy legislation in Canada under the federal Personal Information and Electronic Documents Act, the Act Respecting the Protection of Personal Information in the Private Sector and the Personal Health Information Protection Act, and privacy legislation in the EU under the 95/46/EC Privacy Directive on the protection and free movement of personal data.
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
Employees
As of December 31, 2015 we had approximately 6,400 full-time equivalent employees worldwide, with approximately 48% in the United States and Canada, 34% in Europe, 11% in Asia-Pacific, 6% in Latin America and 1% in the Middle East and Africa. None of our employees are covered by a collective bargaining agreement and we believe our overall relations with our employees are good. Employees in certain of our non-U.S. locations are represented by workers' councils as required by local laws.
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

Executive Officers
The following table sets forth information concerning our executive officers as of December 31, 2015:

Name	Age	Position
D. Jamie Macdonald	47	Chief Executive Officer and Director
Gregory S. Rush	48	Executive Vice President and Chief Financial Officer
Alistair Macdonald	45	President and Chief Operating Officer
Christopher L. Gaenzle	49	Chief Administrative Officer, General Counsel and Secretary
Michael Gibertini, PhD	58	President, Clinical Development
The following is a biographical summary of the experience of our executive officers:
D. Jamie Macdonald - Chief Executive Officer and Director
Jamie Macdonald has been our Chief Executive Officer ("CEO") and a member of our Board of Directors since January 2013. He joined our Company in July 2011 as Chief Operating Officer when we acquired Kendle International Inc., or Kendle, where he was the Chief Operating Officer from May 2011 to July 2011. Prior to joining Kendle, Mr. Macdonald served for 15 years in various senior operational and finance roles at Quintiles Transnational Holdings Inc., or Quintiles, where he most recently was Senior Vice President and Head of Global Project Management from December 2008 to January 2011. Prior to Quintiles, Mr. Macdonald began his career in the pharmaceutical sector while in the UK, where he worked with Syntex Corporation (acquired by Roche Holdings, Inc., in 1994), before joining Quintiles through a transfer of undertakings in 1995. Mr. Macdonald earned a B.A. in Economics from Heriot-Watt University in Edinburgh, Scotland, and is a UK qualified Chartered Management Accountant (ACMA).
Gregory S. Rush - Executive Vice President and Chief Financial Officer
Greg Rush joined our Company in August 2013 as Executive Vice President and Chief Financial Officer ("CFO"), and has continued to serve in that role. From April 2010 to August 2013, Mr. Rush served as Senior Vice President and Chief Financial Officer of Tekelec, Inc., which was acquired by Oracle Corporation in June 2013, after serving as Interim Chief Financial Officer in March 2010. Mr. Rush joined Tekelec as Vice President and Corporate Controller in May 2005 and served as Vice President, Corporate Controller and Chief Accounting Officer from May 2006 to March 2010. His previous experience also includes roles in various senior financial positions with Siebel Systems, Inc., Quintiles, PricewaterhouseCoopers and Ernst & Young. Mr. Rush received his Bachelor of Science in Business and Master of Accounting degrees from the University of North Carolina at Chapel Hill, graduating with honors, and is a Certified Public Accountant.
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
Michael Gibertini, PhD - President, Clinical Development
Michael Gibertini has been our President, Clinical Development, since January 2015. Dr. Gibertini joined the Company in 2005 as President and General Manager, CNS Clinical Development, providing global leadership for the Company's CNS clinical development programs. Prior to joining the Company, Dr. Gibertini led teams in antidepressant and antipsychotic drug development for a major CNS pharmaceutical company. Dr. Gibertini has over 30 years of experience in the pharmaceutical and CRO industries as well as academic and private/hospital practice settings. Dr. Gibertini received his PhD in clinical psychology from the University of Houston.
Available Information
Our website address is www.incresearch.com. Information on our website is not incorporated by reference herein. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and our proxy statements for our annual stockholders meetings, and any amendments to those reports, as well as Section 16 reports filed by our insiders, are available free of charge on our website as soon as reasonably practicable after we file the reports with, or furnish the reports to, the Securities and Exchange Commission (the "SEC"). Our SEC filings are also available for reading and copying at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully the risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included in Part II, Item 8, in this Annual Report on Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects.
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
Our backlog at December 31, 2015 was $1.81 billion. Although an increase in backlog will generally result in an increase in revenues over time, an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during any particular period, or at all. The extent to which contracts in backlog will result in revenue depends on many factors, including, but not limited to, delivery against project schedules, scope changes, contract terminations and the nature, duration and complexity of the contracts, and can vary significantly over time.
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
Prior to 2015, we had a history of net losses and cannot assure you that we will sustain profitability on a quarterly or annual basis in the future. For the year ended December 31, 2015, we had net income of $117.0 million. However, for the years ended December 31, 2014 and 2013 we incurred net losses of $23.5 million and $41.5 million, respectively. If we cannot maintain profitability, the value of our stock price may be impacted.
If we underprice our contracts, overrun our cost estimates or fail to receive approval for or experience delays in documentation of change orders, our business, financial condition, results of operations or cash flows may be materially adversely affected.
We price our contracts based on assumptions regarding the scope of work required and cost to complete the work. We bear the financial risk if we initially underprice our contracts or otherwise overrun our cost estimates, which could adversely affect our cash flows and financial performance. In addition, contracts with our customers are subject to change orders, which occur when the scope of work we perform needs to be modified from that originally contemplated in our contract with the customers. This can occur, for example, when there is a change in a key study assumption or parameter or a significant change in timing. We may be unable to successfully negotiate changes in scope or change orders on a timely basis or at all, which could require us to incur cost outlays ahead of the receipt of any additional revenue. In addition, under generally accepted accounting principles in the United States of America ("GAAP") we cannot recognize additional revenue anticipated from change orders until appropriate documentation is received by us from the customer authorizing the change. However, if we incur additional expense in anticipation of receipt of that documentation, we must recognize the expense as incurred. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Unauthorized disclosure of sensitive or confidential data, whether through systems failure or employee negligence, cyber-attacks, fraud or misappropriation, could damage our reputation and cause us to lose customers. Similarly, we have been and expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we internally or externally develop for our customers, including a cyber-attack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs, process breakdowns, denial-of-service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing. In addition, we may be susceptible to physical or computer-based attacks by terrorists or hackers due to our role in the CRO industry. These concerns about security are increased when information is transmitted over the Internet. Threats include cyber-attacks such as computer viruses, worms or other destructive or disruptive software, and any of these could result in a degradation or disruption of our services or damage to our properties, equipment and data. They could also compromise data security. If such attacks are not detected immediately, their effect could be compounded. To date these attacks have not had a material impact on our operations or financial results. Nonetheless, successful attacks in the future could result in negative publicity, significant remediation and recovery costs, legal liability and damage to our reputation and could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
Additionally, we rely on service providers for the timely transmission of information across our global data network. If a service provider fails to provide the communications capacity or services we require for similar reasons, the failure could interrupt our services. Because of the centrality of our processing systems to our business, any interruption or degradation could adversely affect the perception of our brands' reliability and harm our business.
We are subject to regulation in the areas of consumer privacy and data use and security.
Privacy, data use and security continue to receive heightened legislative and regulatory focus in the United States, Europe and elsewhere. For example, in many jurisdictions victims must be notified in the event of a data breach and those jurisdictions that have these laws are continuing to increase the circumstances and the breadth of these notices. Our failure or the failure of our clients to comply with these laws and regulations could result in fines, sanctions, litigation and damage to our global reputation and our brands.

Our customer or therapeutic area concentration may have a material adverse effect on our business, financial condition, results of operations or cash flows.
If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. For the year ended December 31, 2015, our top ten customers based on revenue accounted for approximately 47% of our net service revenue and our top ten customers based on backlog accounted for approximately 47% of our total backlog. Although no customer accounted for 10% or more of total net service revenue for the year ended December 31, 2015, various subsidiaries of Otsuka Holdings Co., Ltd., accounted for approximately 14% and 15% of our net service revenue in the years ended December 31, 2014 and 2013, respectively. Additionally, various subsidiaries of Astellas Pharma, Inc. accounted for 12% of net service revenue for the year ended December 31, 2014. It is possible that an even greater portion of our revenues will be attributable to a smaller number of customers in the future, including as a result of our entering into strategic provider relationships with customers. Also, consolidation in our potential customer base results in increased competition for important market segments and fewer available customer accounts.
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
We have operations in many foreign countries, including, but not limited to, countries in the Asia-Pacific region, Europe, Latin America and the Middle East and Africa. As of December 31, 2015, approximately 56% of our workforce was located outside of the United States, and for the fiscal year ended December 31, 2015, approximately 29% of our net service revenue was billed to locations outside the United States. Our international operations are subject to risks and uncertainties inherent in operating in these regions, including:

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

•
potential violations of existing or newly adopted local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act ("FCPA"), and the UK Bribery Act of 2010, may cause a material adverse effect on our business, financial condition, results of operations, cash flows or reputation;

•	customers in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in those jurisdictions;

•	natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of trial materials or results;

•	political unrest, such as the current situations in Ukraine and the Middle East, could delay or disrupt the ability to conduct clinical trials; and

•	foreign governments may enact currency exchange controls that may limit the ability to fund our operations or significantly increase the cost of maintaining operations.
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
As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between the parent and subsidiaries. Regulators in the United States and in foreign markets closely monitor our corporate structure and how we account for intercompany fund transfers. If regulators challenge our corporate structure, transfer pricing mechanisms or intercompany transfers, our operations may be negatively impacted and our effective tax rate may increase. Tax rates vary from country to country and if regulators determine that our profits in one jurisdiction should be increased, we might not be able to fully utilize all foreign tax credits that are generated, which would increase our effective tax rate. Additionally, the Organization for Economic Cooperation and Development ("OECD"), has issued certain proposed guidelines regarding base erosion and profit sharing. Once these guidelines are formally adopted by the OECD, it is possible that separate taxing jurisdictions may also adopt some form of these guidelines. In such case, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new rules. Our effective tax rate may increase or decrease depending on the current location of global operations at the time of the change. Finally, we might not always be in compliance with all applicable customs, exchange control, Value Added Tax and transfer pricing laws despite our efforts to be aware of and to comply with such laws. If these laws change we may need to adjust our operating procedures and our business could be adversely affected.
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

We have entered into agreements with certain vendors to provide systems development, integration and hosting services that develop or license to us the information technology ("IT") platforms and capacity for programs to optimize our business processes. If such vendors or their products fail to perform as required or if there are substantial delays in developing, implementing and updating our IT platforms, our customer delivery may be impaired, and we may have to make substantial further investments, internally or with third parties, to achieve our objectives. For example, we rely on an external vendor to provide the clinical trial management software used in managing the completion of our customer clinical trials. If that externally provided system is not properly maintained we might not be able to meet the obligations of our contracts or may need to incur significant costs to replace the system or capability. Additionally, our progress may be limited by parties with existing or claimed patents who seek to enjoin us from using preferred technology or seek license payments from us.
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
Since a large amount of the operating costs for our Phase I Services segment are relatively fixed while revenue is subject to fluctuation, moderate variations in the commencement, progress or completion of the Phase I studies in our Phase I Services segment may cause variations in our financial condition, results of operations and cash flows. Expenses must be recognized when incurred and the delay of a contract could adversely affect our service revenues and profitability. Net service revenue from our Phase I Services segment for the year ended December 31, 2015 represented less than 2% of our total net service revenue for that period.
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
Approximately 25% of our fiscal year 2015 net service revenues were contracted in currencies other than U.S. dollars and 40% of our direct and operating costs are incurred in countries with functional currencies other than U.S. dollars. Our financial statements are reported in U.S. dollars and changes in foreign currency exchange rates could significantly affect our financial condition, results of operations and cash flows. Exchange rate fluctuations between local currencies and the U.S. dollar create risk in several ways, including:
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
We may be limited in our ability to utilize, or may not be able to utilize, net operating loss ("NOL") carryforwards to reduce our future tax liability.
As of December 31, 2015, we had U.S. federal NOL carryforwards of approximately $39.0 million and state NOL carryforwards of $121.9 million, which are limited annually due to certain change in ownership provisions of Section 382 of the Internal Revenue Code of 1986, as amended ("IRC"). Based on our estimates, approximately $5.1 million of our federal NOL carryforwards are subject to limitation under Section 382 of the Code and will expire unused. Our federal NOL carryforwards will begin to expire in 2018 and will completely expire in 2033. Our state NOL carryforwards may be used over various periods ranging from one to 20 years. See "Note 9 - Income Taxes" to our consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K for a further discussion of our tax loss carryovers and current limitations on our ability to utilize NOLs.
Future ownership changes within the meaning of IRC Section 382(g) may subject our tax loss carryforwards to annual limitations which would restrict our ability to use them to offset our taxable income in periods following the ownership changes. In general, the annual use limitation equals the aggregate value of our equity at the time of the ownership change multiplied by a specified tax-exempt interest rate.
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
As of December 31, 2015, we had goodwill and net intangible assets of $705.3 million, which constituted approximately 58% of our total assets. We periodically (at least annually unless triggering events occur that cause an interim evaluation) evaluate goodwill and other acquired intangible assets for impairment. Any future determination requiring the write off of a portion of our goodwill or other acquired intangible assets could adversely affect our business, financial condition, and results of operations. If we are not able to realize the value of goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets. During the year ended December 31, 2014, we recorded an impairment of intangible assets of $8.0 million and goodwill of $9.2 million associated with our Global Consulting, a component of the Clinical Development segment, and Phase I Services reporting units. During the first quarter of 2015, we continued to observe deteriorating performance in our Phase I Services reporting unit, resulting in a triggering event requiring the evaluation of both long-lived assets and goodwill for potential impairment. As a result of this evaluation, for the year ended December 31, 2015, we recorded a total asset impairment charge of $3.9 million, consisting of a long-lived assets impairment charge of $1.0 million and a goodwill impairment charge of $2.9 million. As of December 31, 2015, there were no intangible assets associated with Phase I Services. Similar impairment charges in the future could materially and adversely affect our business, financial condition, results of operations and cash flows.

We face risks arising from the restructuring of our operations which could adversely affect our business, financial condition, results of operations, cash flows or reputation.
From time to time, we have adopted cost savings initiatives to improve our operating efficiency through various means such as reduction of overcapacity, primarily in our costs of services (billable) function, or other realignment of resources. For example, during 2015, we initiated restructuring activities to better align our resources worldwide, resulting in the reduction in workforce by approximately 70 employees, primarily in the United States and certain countries in Europe primarily within clinical operations, principally within the Clinical Development Services operations group and several corporate administrative functions. We completed these restructuring activities by the end of 2015. In the second quarter of 2014, we initiated restructuring activities related to the closure of our Glasgow facility and partial closure of our Cincinnati facility. The plan was substantially completed by December 31, 2014. Similarly, in March 2013, we adopted a plan to better align headcount and costs with current geographic sources and mix of revenue. The plan was completed by December 31, 2013 and involved the elimination of approximately 325 employee and contract positions. As a result of these restructuring activities, we incurred significant one-time costs, which consist primarily of severance, retention bonuses, professional fees, IT costs, facility closure costs, legal expenses and various other costs. During the years ended December 31, 2015, 2014 and 2013 we incurred total pre-tax charges of $1.8 million, $6.2 million and $11.8 million, respectively, associated with our restructuring initiatives. Restructuring presents significant potential risks of events occurring that could adversely affect us, including a decrease in employee morale, a greater number of employment claims, the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur, which, individually or in aggregate, could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
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
The CRO industry is highly competitive. We often compete for business with other CROs and internal development departments, some of which could be considered large CROs in their own right. We also compete with universities and teaching hospitals. Some of these competitors have greater financial resources and a wider range of service offerings over a greater geographic area than we do. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of full-service companies with global capabilities similar to ours. Increased competition has led to price and other forms of competition, such as acceptance of less favorable contract terms, which could adversely affect our operating results. In recent years our industry has experienced consolidation. This trend is likely to produce more competition from the resulting larger companies, and ones without the cost pressures of being public, for both customers and acquisition candidates. In addition, there are few barriers to entry for smaller specialized companies considering entering the industry. Because of their size and focus, small CROs might compete effectively against larger companies such as us, especially in lower cost geographic areas, which could have a material adverse effect on our business.
Outsourcing trends in the biopharmaceutical industry and changes in aggregate spending and research and development budgets could adversely affect our operating results and growth rate.
Our revenues depend on the level of R&D expenditures, size of the drug-development pipelines and outsourcing trends of the biopharmaceutical industry, including the amount of such R&D spend that is outsourced and subject to competitive bidding among CROs. Accordingly, economic factors and industry trends that affect biopharmaceutical companies affect our business. Biopharmaceutical companies continue to seek long-term strategic collaborations with global CROs with favorable pricing terms. Competition for these collaborations is intense and we might not be selected, in which case a competitor may enter into the collaboration and our business with the customer, if any, may be limited. Our success depends in part on our ability to establish and maintain preferred provider relationships with large biopharmaceutical companies. Our failure to develop or maintain these preferred provider relationships could have a material adverse effect on our business and results of operations. Furthermore, in order to obtain preferred provider relationships, we may have to reduce the prices for our services, which could negatively impact our gross margin for these services.
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
Numerous government bodies are considering or have adopted healthcare reforms and may undertake, or are in the process of undertaking, efforts to control healthcare costs through legislation, regulation and agreements with healthcare providers and biopharmaceutical companies, including many of our customers. By way of example, in March 2010, the Affordable Care Act was signed into law. Among other things, this law imposes cost-containment measures intended to reduce or constrain the growth of healthcare spending, enhances remedies against healthcare fraud and abuse, adds new requirements for biopharmaceutical companies to disclose payments to physicians, including principal investigators, imposes new taxes and fees on biopharmaceutical manufacturers and imposes additional health policy reforms. We are uncertain as to the full effect of these reforms on our business at this time and are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost-containment efforts limit the profitability of new drugs by, for example, continuing to place downward pressure on pharmaceutical pricing and/or increasing regulatory burdens and operating costs of the biopharmaceutical industry, our customers may reduce their R&D spending, which could reduce the business they outsource to us. In addition, if regulatory requirements are relaxed or simplified drug approval procedures are adopted, the demand for our services could decrease.
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
The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country in which the personal data was collected or used. For example, U.S. federal regulations under the Health Insurance Portability and Accountability Act of 1996, as amended, ("HIPAA") generally require individuals' written authorization, in addition to any required informed consent, before protected health information ("PHI") may be used for research and such regulations specify standards for de-identifications and for limited data sets. We may also be subject to applicable state privacy and security laws and regulations in states in which we operate. We are indirectly affected by the privacy provisions surrounding individual authorizations because many principal investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA "covered entity." In addition, we obtain identifiable health information from third parties that are subject to such regulations. While we do not believe we are a "business associate" under HIPAA, regulatory agencies may disagree. Because of amendments to the HIPAA data security and privacy rules that were promulgated on January 25, 2013, some of which went into effect on March 26, 2013, there are some instances where HIPAA "business associates" of a "covered entity" may be directly liable for breaches of PHI and other HIPAA violations. These amendments may subject "business associates" to HIPAA's enforcement scheme, which, as amended, can yield up to $1.5 million in annual civil penalties for each HIPAA violation.
In the EU personal data includes any information that relates to an identified or identifiable natural person with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU. The United States, the EU and its member states, and other countries where we have operations, such as Japan, South Korea, Malaysia, the Philippines, Russia and Singapore, continue to issue new privacy and data protection rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy regulations and rules in various jurisdictions, or to resolve any serious privacy or security complaints, could subject us to regulatory sanctions, delays in clinical trials, criminal prosecution or civil liability. Federal, state and foreign governments may propose or have adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, regulations or duties relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm. In the next few years, the European data protection framework may be revised as a generally applicable data regulation. The text has not yet been finalized, but it contains new provisions specifically directed at the processing of health information, sanctions of up to 2% of worldwide gross revenue and extra-territoriality measures intended to bring non-EU companies under the proposed regulation.
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
The biopharmaceutical industry has a history of patent and other intellectual property litigation and we might be involved in costly intellectual property lawsuits.
The biopharmaceutical industry has a history of intellectual property litigation and these lawsuits will likely continue in the future. Accordingly, we may face patent infringement suits by companies that have patents for similar business processes or other suits alleging infringement of their intellectual property rights. Legal proceedings relating to intellectual property could be expensive, take significant time and divert management's attention from other business concerns, regardless of the outcome of the litigation. In the event an infringement lawsuit was brought against us and we did not prevail, we might have to pay substantial damages and we could be required to stop infringing activity or obtain a license to use technology on unfavorable terms.
Risks Related to Our Indebtedness
Our substantial debt could adversely affect our financial condition.
As of December 31, 2015, our total principal amount of indebtedness was $505.0 million and we had up to $119.2 million of additional borrowing capacity available under our revolving credit facility. Our substantial indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to our senior secured facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We might not be able to influence any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:

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
We may be able to incur substantial additional indebtedness in the future. Although covenants under our five-year $675.0 million credit agreement ("2015 Credit Agreement") entered into on May 14, 2015, which is comprised of a $525.0 million term loan A and a $150.0 million revolving line of credit, limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent we incur additional indebtedness, the risks associated with our leverage described above, including our possible inability to service our debt obligations, would increase.
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
Covenant restrictions under our 2015 Credit Agreement may limit our ability to operate our business.
Our 2015 Credit Agreement contains covenants that may restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures, make strategic acquisitions and effect a consolidation, merger or disposal of all or substantially all of our assets. Although the covenants in our Credit Agreement are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations or capital needs or to engage in other activities that may be in our best interest. In addition, in certain circumstances, our long-term debt requires us to maintain a specified financial ratio and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our senior secured facilities. If an event of default under our 2015 Credit Agreement occurs, the lenders thereunder could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. In such case, we might not have sufficient funds to repay all the outstanding amounts. In addition, our 2015 Credit Agreement is secured by first priority security interests on substantially all of our real and personal property, including the capital stock of certain of our subsidiaries. If an event of default under our 2015 Credit Agreement occurs, the lenders thereunder could exercise their rights under the related security documents. Any acceleration of amounts due under our 2015 Credit Agreement or the substantial exercise by the lenders of their rights under the security documents would likely have a material adverse effect on us.

Interest rate fluctuations may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Because we have substantial variable rate debt, fluctuations in interest rates may affect our business, financial condition, results of operations and cash flows. We may attempt to minimize interest rate risk and lower our overall borrowing costs through the utilization of derivative financial instruments, primarily interest rate swaps. As of December 31, 2015 we had approximately $505.0 million of total indebtedness with variable interest rates.
Risks Related to Ownership of Our Common Stock
Our stock price might fluctuate significantly, which could cause the value of your investment in our common stock to decline.
Since our initial public offering in November 2014 (the "IPO"), the price of our common stock, as reported by NASDAQ, has ranged from a low of $19.61 on November 7, 2014 to a high of $51.69 on August 3, 2015. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of our common stock regardless of our results of operations. The public market for our common stock continues to be relatively new, and its trading price is likely to be volatile and subject to significant price fluctuations in response to many factors, including:

•	market conditions or trends in our industry, including with respect to the regulatory environment, or the economy as a whole;

•	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•
changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet those estimates or the failure of those analysts to initiate or maintain coverage of our common stock;

•	changes in key personnel;

•	entry into new markets;

•	announcements by us or our competitors of new service offerings or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•	actions by competitors;

•	changes in operating performance and stock market valuations of other companies;

•	investors' perceptions of our prospects and the prospects of the industry;

•	the public's response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements related to litigation;

•	changes in the credit ratings of our debt;

•	the development and sustainability of an active trading market for our common stock;

•	investor perceptions of the investment opportunity associated with our common stock relative to other investment alternatives;

•	future sales of our common stock by our officers, directors and significant shareholders;

•	other events or factors, including those resulting from system failures and disruptions, cyber-attacks,

earthquakes, hurricanes, war, acts of terrorism, other natural disasters or responses to these events; and

•	changes in accounting principles.
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
We do not anticipate that we will pay any dividends to holders of our common stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our Board of Directors and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our 2015 Credit Agreement and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment. For additional information on our dividend policy, see Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in this Annual Report on Form 10-K.
Future sales of our common stock in the public market could cause the market price of our common stock to decrease significantly.
Sales of substantial amounts of our common stock in the public market by our shareholders may cause the market price of our common stock to decrease significantly. The perception that such sales could occur could also depress the market price of our common stock. Any such sales could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.
As of December 31, 2015, we had 53,871,484 outstanding shares of Class A common stock, of which:

•	21,550,250 shares are "restricted securities," as defined under Rule 144 under the Securities Act, and are eligible for sale in the public market subject to the requirements of Rule 144; and

•
3,646,535 shares are shares of outstanding options and restricted stock units that, if exercised, will result in these additional shares becoming available for sale subject in some cases to Rule 144 and Rule 701 under the Securities Act.

Our Sponsors have significant influence over our company, and their interests may be different from or conflict with those of our other shareholders.
The Sponsors collectively beneficially own approximately 38% of our outstanding common stock. As a consequence, the Sponsors continue to be able to exert a significant degree of influence over our management and affairs and matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. Additionally, the Sponsors are parties to a stockholders agreement (the "Stockholders Agreement"). This Stockholders Agreement, among other things, requires such shareholders to vote in favor of certain nominees to our Board. The interests of the Sponsors might not always coincide with our interests or the interests of our other shareholders. For instance, this concentration of ownership and/or the restrictions imposed by the Stockholders Agreement may have the effect of delaying or preventing a change in control of us otherwise favored by our other shareholders and could depress our stock price.
The Sponsors each make investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Each of the Sponsors may also pursue, for its own account, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities might not be available to us. Our organizational documents contain provisions renouncing any interest or expectancy held by our directors affiliated with the Sponsors in certain corporate opportunities. Accordingly, the interests of the Sponsors may supersede ours, causing the Sponsors or their affiliates to compete against us or to pursue opportunities instead of us, for which we have no recourse. Such actions on the part of the Sponsors and inaction on our part could have a material adverse effect on our business, financial condition, results of operations and cash flows.
The Sponsors control four seats on our Board. Since the Sponsors could invest in entities that directly or indirectly compete with us, when conflicts arise between the interests of the Sponsors and the interests of our shareholders, these directors might not be disinterested.
Although we are no longer a "controlled company" within the meaning of the NASDAQ rules, we are relying on exemptions from certain corporate governance requirements during transition periods of up to one year.
We are no longer a "controlled company" within the meaning of the corporate governance standards contained in the NASDAQ listing standards. Consequently, as of December 7, 2015, the NASDAQ requires that we:

•	appoint at least a majority of independent directors to our compensation and nominating and corporate governance committees within 90 days;

•	appoint a majority of independent directors to our Board within one year; and

•	appoint compensation and nominating and corporate governance committees composed entirely of independent directors within one year.
We intend to utilize the transition periods described above to achieve full compliance with these NASDAQ requirements. As a result, at this time we have a majority of independent directors, but our compensation and nominating and corporate governance committees do not consist entirely of independent directors. Accordingly, our shareholders do not, and during these transition periods will not, have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of the NASDAQ. In addition, if we are unable to comply with the heightened corporate governance requirements prior to the prescribed NASDAQ deadlines, we may incur penalties or our shares could be delisted.
Provisions of our corporate governance documents and Delaware law could make an acquisition of our company more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.
Provisions of our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that delay, defer or discourage transactions involving an actual or potential change in control of us or change in our management that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of our Board of Directors. Because our Board of Directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. Among others, these provisions include, (1) our ability to issue preferred stock without shareholder approval, (2) the requirement that our shareholders may not act without a meeting, (3) requirements for advance notification of shareholder nominations and proposals contained in our bylaws, (4) the absence of cumulative voting for our directors, (5) requirements for shareholder approval of certain business combinations and (6) the limitations on director nominations contained in our Stockholders Agreement.
Additionally, Section 203 of the Delaware General Corporation Law (the "DGCL") prohibits a publicly held Delaware corporation from engaging in a business combination with an interested shareholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. The existence of the foregoing provision could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock.

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
We are incurring increased costs and obligations as a result of being a public company.
As a relatively new public company, we are required to comply with certain additional corporate governance and financial reporting practices and policies required of a publicly traded company. As a result, we have and will continue to incur significant legal, accounting and other expenses that we were not required to incur as a privately held company, due to compliance requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), the Dodd-Frank Act, the listing requirements of the NASDAQ , and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results with the SEC. We are also required to ensure that we have the ability to prepare financial statements that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations will increase our legal and financial compliance costs, and might make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.
We might not be successful in complying with these obligations and the significant commitment of resources required for complying with them could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our internal control over financial reporting is required to meet all the standards of Section 404 of Sarbanes-Oxley, and failure to achieve and maintain effective internal control over financial reporting could have a material adverse effect on our stock price, reputation, business, financial condition, results of operations and cash flows.
Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of internal control over financial reporting, starting with this annual report. Management and our independent registered public accounting firm are required to attest to the effectiveness of our internal control over financial reporting on an annual basis beginning with this annual report. The rules governing the standards that must be met to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation of our existing controls and could result in incurring significant additional expenditures. We had to design, implement and test our internal control over financial reporting in order to comply with this obligation. The process necessary to meet these requirements was time consuming, costly, and complicated, and we will need to evaluate and refine the process on an ongoing basis. We might encounter problems or delays in completing the implementation of any required improvements and receiving a favorable attestation in connection with the attestation provided by our independent registered public accounting firm. Further, material weaknesses or significant deficiencies in our internal control over financial reporting may exist or otherwise be discovered in the future. If we are not able to meet the compliance requirements of the applicable provisions of Section 404, we will be unable to issue securities in the public markets through the use of a shelf registration statement. In addition, failure to achieve and maintain an effective internal control environment could limit our ability to report our financial results accurately and timely, result in misstatements and restatements of our consolidated financial statements, cause investors to lose confidence and have a material adverse effect on our stock price, reputation, business, financial condition, results of operations and cash flows.

We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.
We have no direct operations and no significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our common stock. Legal and contractual restrictions in our 2015 Credit Agreement and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2015, we had 70 facilities located in 44 countries. During the year ended December 31, 2015, we utilized approximately 82% of our available facility space. Most of our facilities consist solely of office space. We lease all of our facilities, with the exception of office space owned in Madrid, Spain. Our headquarters and principal executive offices are located in Raleigh, North Carolina, where we lease space in two locations totaling approximately 187,700 square feet. The leases for both of our Raleigh locations expire in February 2019.
In addition, we lease substantial facilities in Austin, Texas; Beijing, China; Camberley, United Kingdom; Cincinnati, Ohio; Gurgaon, India; Mexico City, Mexico; Munich, Germany; Paris, France; Toronto, Canada and Wilmington, North Carolina, with leases expiring between 2016 and 2019. We also maintain offices in various other Asian-Pacific, European, Latin American and North American locations, including Australia, the Middle East and Africa. None of our leases is individually material to our business model and all either have options to renew or are located in major markets where we believe there are adequate opportunities to continue business operations at terms satisfactory to us.
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

	High	Low
Fiscal Year 2015:
Fourth Quarter	$50.40	$37.51
Third Quarter	$51.69	$37.53
Second Quarter	$42.45	$29.03
First Quarter	$34.54	$22.17

	High	Low
Fiscal Year 2014:
Fourth Quarter (from November 7, 2014)	$26.85	$19.61
Holders of Record
On February 18, 2016, there were approximately 34 shareholders of record of our common stock. This number does not include shareholders for whom shares are held in "nominee" or "street" name.
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
Any future determination to pay dividends will be at the discretion of our Board of Directors and will take into account restrictions in our debt instruments, including our 2015 Credit Agreement, general economic business conditions, our financial condition, results of operations and cash flows, our capital requirements, our business prospects, the ability of our operating subsidiaries to pay dividends and make distributions to us, legal restrictions, and such other factors as our Board of Directors may deem relevant. For additional information on these restrictive covenants, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Note 4 - Debt and Leases" to our audited consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K.
In the years ended December 31, 2014 and 2013, we paid special dividends of $0.4 million and $0.5 million, respectively, to holders of our former Class C common stock. The Company redeemed the outstanding share of Class C common stock and eliminated the Class C common stock from its authorized capital stock in connection with the IPO in November 2014. Additionally, we utilized proceeds from our IPO of $3.4 million to terminate the advisory services agreement and $3.4 million to redeem Class C common stock.

Recent Sales of Unregistered Securities
We did not have any sales of unregistered securities during 2015.
Purchases of Equity Securities by the Issuer
In May 2015, we repurchased 5,053,482 shares of our Class A common stock pursuant to an agreement with investment funds affiliated with our Sponsors, Avista Capital Partners, L.P. ("Avista") and Ontario Teachers' Pension Plan Board ("OTPP"), in a private transaction at a price of approximately $29.68 per share, resulting in a total purchase price of approximately $150.0 million. In conjunction with this transaction, our Sponsors and certain other shareholders sold in a registered secondary offering at the same price 8,050,000 shares of our common stock, including 1,050,000 shares that were offered and sold pursuant to the underwriters' exercise in full of its option to purchase additional shares.
In December 2015, we repurchased 3,000,000 shares of our Class A common stock pursuant to an agreement with investment funds affiliated with our Sponsors, Avista and OTPP, in a private transaction at a price of $45.00 per share, resulting in a total purchase price of approximately $135.0 million. In conjunction with this transaction, our Sponsors sold in a registered secondary offering at the same price 6,000,000 shares of our common stock.

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
Our common stock is listed for trading on the NASDAQ under the symbol “INCR.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from November 7, 2014 through December 31, 2015, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on November 7, 2014 in the common stock of INC Research Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any.

Total Return for 11/7/14 - 12/31/15
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
INC Research Holdings
Nasdaq Composite Index
Nasdaq Healthcare Index

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.
Equity Compensation Plans
The information required by Part II, Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data.
The following tables set forth our selected consolidated financial data for the periods ending on and as of the dates indicated. We derived the consolidated statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 from our audited consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the year ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the consolidated financial data set forth below together with our consolidated financial statements and the related notes thereto included in Part II, Item 8, and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Year Ended December 31,
	2015	2014	2013	2012	2011(1)
	(in thousands, except per share amounts)
Statement of Operations Data:
Net service revenue(2)	$914,740	$809,728	$652,418	$579,145	$437,005
Reimbursable out-of-pocket expenses	484,499	369,071	342,672	289,455	218,981
Total revenue	1,399,239	1,178,799	995,090	868,600	655,986
Costs and operating expenses:
Direct costs	542,404	515,059	432,261	389,056	279,840
Reimbursable out-of-pocket expenses	484,499	369,071	342,672	289,455	218,981
Selling, general, and administrative	156,609	145,143	117,890	109,428	95,063
Restructuring and other costs (3)	1,785	6,192	11,828	35,380	27,839
Transaction expenses (4)	1,637	7,902	508	—	10,322
Asset impairment charges (5)	3,931	17,245	—	4,000	—
Depreciation	18,140	21,619	19,175	19,915	15,700
Amortization	37,874	32,924	39,298	58,896	48,436
Income (loss) from operations	152,360	63,644	31,458	(37,530)	(40,195)
Other income (expense), net:
Interest expense, net	(15,448)	(52,787)	(60,489)	(62,007)	(65,482)
Loss on extinguishment of debt	(9,795)	(46,750)	—	—	—
Other income (expense), net	3,857	7,689	(1,649)	4,679	11,519
Income (loss) before provision for income taxes	130,974	(28,204)	(30,680)	(94,858)	(94,158)
Income tax (expense) benefit	(13,927)	4,734	(10,849)	35,744	34,611
Net income (loss)	117,047	(23,470)	(41,529)	(59,114)	(59,547)
Class C common stock dividends	—	(375)	(500)	(500)	(4,500)
Redemption of New Class C common stock	—	(3,375)	—	—	—
Net income (loss) attributable to common shareholders	$117,047	$(27,220)	$(42,029)	$(59,614)	$(64,047)
Earnings per share attributable to common shareholders:
Basic	$2.02	$(0.51)	$(0.81)	$(1.14)	$(1.46)
Diluted	$1.95	$(0.51)	$(0.81)	$(1.14)	$(1.46)
Weighted average common shares outstanding:
Basic	57,888	53,301	52,009	52,203	43,875
Diluted	60,146	53,301	52,009	52,203	43,875

	Year Ended December 31,
	2015	2014	2013	2012	2011(1)
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$204,740	$131,447	$37,270	$42,999	$(18,533)
Investing activities	(21,111)	(27,853)	(17,714)	(12,974)	(369,670)
Financing activities	(211,399)	(67,698)	(6,841)	(18,932)	422,053
Other Financial Data:
EBITDA(10)	$202,436	$79,126	$88,282	$45,960	$35,460
Adjusted EBITDA(10)	221,360	145,276	105,521	84,366	65,450
Adjusted Net Income (Loss)(10)	120,174	44,647	16,290	1,539	(9,950)
Adjusted Diluted Earnings per share(10)	$2.00	$0.83	$0.31	$0.03	$(0.23)
Capital expenditures	(21,111)	(25,551)	(17,714)	(9,591)	(4,763)
Dividends paid	—	(375)	(500)	(500)	(4,500)
Redemption of New Class C common stock	—	(3,375)	—	—	—
Net new business awards(9)	1,176,533	949,790	814,177	676,250	449,254

	As of December 31,
	2015	2014	2013	2012	2011(1)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$85,011	$126,453	$96,972	$81,363	$70,960
Total assets(7)	1,211,219	1,241,365	1,227,455	1,250,985	1,366,033
Total debt and capital leases(7)(8)	501,839	416,257	588,823	587,517	597,721
Total shareholders' equity	217,434	392,209	276,207	316,830	379,490
Other Financial Data:
Backlog(6)	$1,813,178	$1,589,386	$1,490,787	$1,320,548	$1,221,641
Net Book-to-Bill ratio(9)	1.3x	1.2x	1.2x	1.2x	1.0x

(1)
We acquired Trident Clinical Research Pty Ltd., or Trident, on June 1, 2011 and Kendle on July 12, 2011. The financial results of these entities have been included as of and since the dates of these acquisitions.

(2)
During the second and third quarters of 2014, we experienced higher-than-normal change order activity estimated to be between $6 million and $12 million. Net service revenue for 2014 after adjusting for the estimated impact of $9.0 million in higher-than-normal change order activity was $800.7 million.

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

(4)
Transaction expenses for the year ended December 31, 2015 were $1.6 million and primarily consisted of fees associated with the Company's May, August, and December 2015 secondary common stock offerings, debt placement and refinancing and other corporate transactions. Transaction expenses for the year ended December 31, 2014 were $7.9 million and primarily consisted of $4.2 million in debt issuance costs and third party fees associated with the debt refinancing in February and November 2014, $3.4 million of fees associated with the termination of the Avista Capital Partners, L.P. consulting agreement, and $0.3 million of legal fees associated with the MEK Consulting acquisition. Transaction expenses of $0.5 million for the year ended December 31, 2013 related to third-party fees associated with debt refinancing and the legal fees associated with our acquisition of MEK Consulting which was completed in March 2014. Transaction expenses of $10.3 million for the year ended December 31, 2011 related to legal fees, accounting fees and the noncapitalizable portion of bank fees related to our acquisitions of Kendle and Trident.

(5)
During the year ended December 31, 2015, we recorded a $3.9 million impairment charge related to goodwill and long-lived assets associated with our Phase I Services reporting unit. During the year ended December 31, 2014, we recorded a $17.2 million impairment charge related to intangible assets and goodwill associated with our Global Consulting, a component of the Clinical Development segment, and Phase I Services reporting units. During the year ended December 31, 2012, we recorded a $4.0 million impairment charge related to the goodwill associated with our Phase I Services reporting unit.

(6)
Backlog consists of anticipated future net service revenue from contract and pre-contract commitments that are supported by written communications. The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the next 12 months, or are in process and have not been completed. The majority of our contracts can be terminated by our customers with 30 days' notice. Backlog has been adjusted to reflect any cancellations or adjustments to the related contracts and changes in the foreign currency exchange rates of awards not denominated in U.S. dollars. Included within backlog at December 31, 2015 is approximately $0.84 billion that we expect to generate revenue in 2016, with the remainder expected to translate into revenue beyond 2016. Backlog is not necessarily indicative of future financial performance because it will likely be impacted by a number of factors, including the size and duration of projects, which can be performed over several years, project change orders resulting in increases or decreases in project scope, and cancellations.

(7)
During 2015, we adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. As a result, total assets, total debt and capital leases have been reduced by $3.2 million, $3.7 million, $5.7 million, $6.7 million and $7.9 million of debt issuance costs associated with the our Term Loans and 2015 Revolver as of December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

(8)	Total debt and capital leases includes $5.5 million, $4.6 million, $6.7 million and $8.0 million of unamortized discounts as of December 31, 2014, 2013, 2012 and 2011, respectively.

(9)
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

(10)
We report our financial results in accordance with GAAP. To supplement this information, we also use the following non-GAAP financial measures in this report: EBITDA, Adjusted EBITDA, and Adjusted Net Income (Loss) and Diluted Adjusted Earnings per share. For a discussion of the non-GAAP financial measures in this Annual Report on Form 10-K, see "Non-GAAP Financial Measures" below. Investors are encouraged to review the following reconciliations of these non-GAAP measures to our closest reported GAAP measures.

Reconciliation of GAAP Measures to Non-GAAP Measures

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
EBITDA and Adjusted EBITDA:
Net income (loss)	$117,047	$(23,470)	$(41,529)	$(59,114)	$(59,547)
Interest expense, net	15,448	52,787	60,489	62,007	65,482
Income tax expense (benefit)	13,927	(4,734)	10,849	(35,744)	(34,611)
Depreciation	18,140	21,619	19,175	19,915	15,700
Amortization	37,874	32,924	39,298	58,896	48,436
EBITDA	202,436	79,126	88,282	45,960	35,460
Restructuring and other costs	1,785	6,192	11,828	35,380	27,839
Transaction expenses(b)	1,637	7,902	508	—	10,322
Asset impairment charges	3,931	17,245	—	4,000	—
Share-based compensation	5,074	3,370	2,419	1,248	1,176
Contingent consideration treated as compensation expense(a)	559	918	253	1,867	1,540
Monitoring and advisory fees(c)	—	462	582	590	632
Other (income) expense	(3,857)	(7,689)	1,453	(1,944)	(9,864)
Loss (gain) on unconsolidated affiliates	—	—	196	(2,735)	(1,655)
Loss on extinguishment of debt	9,795	46,750	—	—	—
Change order adjustment(d)	—	(9,000)	—	—	—
Adjusted EBITDA	$221,360	$145,276	$105,521	$84,366	$65,450
Adjusted Net Income:
Net income (loss)	$117,047	$(23,470)	$(41,529)	$(59,114)	$(59,547)
Amortization	37,874	32,924	39,298	58,896	48,436
Restructuring and other costs	1,785	6,192	11,828	35,380	27,839
Transaction expenses(b)	1,637	7,902	508	—	10,322
Asset impairment charges	3,931	17,245	—	4,000	—
Share-based compensation	5,074	3,370	2,419	1,248	1,176
Contingent consideration treated as compensation expense(a)	559	918	253	1,867	1,540
Monitoring and advisory fees(c)	—	462	582	590	632
Other (income) expense	(3,857)	(7,689)	1,453	(1,944)	(9,864)
Loss (gain) on unconsolidated affiliates	—	—	196	(2,735)	(1,655)
Loss on extinguishment of debt	9,795	46,750	—	—	—
Change order adjustment(d)	—	(9,000)	—	—	—
Adjust income tax to normalized rate(e)	(53,671)	(30,957)	1,282	(36,649)	(28,829)
Adjusted Net Income (Loss)	$120,174	$44,647	$16,290	$1,539	$(9,950)

Adjusted Diluted Earnings Per Share:
Adjusted diluted earnings per share	$2.00	$0.83	$0.31	$0.03	$(0.23)
Diluted weighted average common shares outstanding(f)	60,146	53,858	52,033	52,236	43,875

(a)	Consists of contingent consideration expense incurred as a result of acquisitions and accounted for as compensation expense under GAAP.

(b)
Represents fees associated with our initial public offering, registered secondary offerings, debt placement and refinancing, and costs incurred in connection with business combinations and potential acquisitions.

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

(d)
During the second and third quarters of 2014, we experienced higher-than-normal change order activity estimated to be between $6 million and $12 million. Adjusted EBITDA, Adjusted Net Income, and Adjusted diluted earnings per share for 2014 have been adjusted by $9.0 million to remove the impact of this higher-than-normal change order activity.

(e)
Our effective tax rate has been adjusted to an overall effective rate of 36% in 2015 and 37% in 2014, 2013, 2012 and 2011, in order to reflect the removal of the tax impact of our valuation allowances recorded against our deferred tax assets and changes in the assertion to indefinitely reinvest the undistributed earnings of foreign subsidiaries. Historically, we recorded a valuation allowance against some of our deferred tax assets, but we believe that these valuation allowances cause significant fluctuations in our financial results that are not indicative of our underlying financial performance. Specifically, the majority of our revenue in 2015, 2014 and 2013 was generated in jurisdictions in which we recognized no tax expense or benefit due to changes in this valuation allowance. In 2014 we reversed the valuation allowance in one of our foreign jurisdictions, net of establishment of additional valuation allowances in certain jurisdictions, creating a tax benefit of $18.2 million. During 2015, we reversed the valuation allowance in our U.S. jurisdiction, creating a tax benefit of $31.9 million. In addition, 2015 has also been adjusted for the elimination of a $2.6 million benefit from the release of a reserve for a pre-acquisition uncertain tax position associated with Kendle International, Inc., a company we acquired in July 2011.

(f)
Diluted weighted average common shares outstanding has been adjusted to give effect to dilutive securities for purposes of calculating adjusted diluted earnings per share by 557, 24, and 33 shares for the years ended December 31, 2014, 2013 and 2012, respectively. These shares were excluded from the calculation of GAAP earnings per share as we reported a net loss for the period.

Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. To supplement this information, we also use the following non-GAAP financial measures in this Annual Report on Form 10-K: EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Diluted Adjusted Earnings per share. Management believes that these non-GAAP measures provide useful supplemental information to management and investors regarding the underlying performance of our business operations. We use these non-GAAP measures to, among other things, evaluate our operating performance on a consistent basis, calculate incentive compensation for our employees and assess compliance with various metrics associated with our 2015 Credit Agreement.
EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to exclude the impact of higher-than-normal revenue change order activity and certain expenses and transactions that we believe are not representative of our core operating results, including management fees that terminated upon our IPO, restructuring costs, transaction expenses, non-cash share-based compensation expense, contingent consideration related to acquisitions, asset impairment charges, loss on extinguishment of debt, results of and gains or losses from the sale of unconsolidated affiliates, and other income (expense).
Adjusted Net Income (Loss) and Diluted Adjusted Earnings per share represent net income (loss) adjusted to exclude the impact of higher-than-normal revenue change order activity and certain expenses and transactions that we believe are not representative of our core operating results, including management fees that terminated upon our IPO, acquisition-related amortization, restructuring costs, transaction expenses, non-cash share-based compensation expense, contingent consideration related to acquisitions, asset impairment charges, loss on extinguishment of debt, results of and gains or losses from the sale of unconsolidated affiliates, other income (expense) and an adjustment to our tax rate to reflect an expected long-term tax rate that excludes the impact of our valuation allowances and historical NOLs.
We believe that EBITDA is a useful metric for investors as it is a common metric used by investors, analysts and debt holders to measure our ability to service our debt obligations, fund capital expenditures and meet working capital requirements.

Each of the non-GAAP measures are used by management and the Board of Directors to evaluate our core operating results as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the core operations of the business. Adjusted Net Income(Loss) (including Adjusted Diluted Earnings per Share) are used by management and the Board to assess our business, as well as by investors and analysts, to measure our performance. Adjusted EBITDA is also a useful measurement for management and investors to measure our ability to service our debt obligations.
These non-GAAP measures are performance measures only and are not measures of our cash flows or liquidity. EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Diluted Adjusted Earnings per share are non-GAAP financial measures that are not in accordance with, or an alternative for, measures of financial performance prepared in accordance with GAAP and may be different from similarly titled non-GAAP measures used by other companies. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of the limitations are:

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
See the consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K for our GAAP results. Additionally, for reconciliations of EBITDA, Adjusted EBITDA, Adjusted Net Income (Loss) and Diluted Adjusted Earnings per share to our closest reported GAAP measures see "Selected Financial Data - Reconciliation of GAAP Measures to Non-GAAP Measures" above.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read together with Part II, Item 6, "Selected Financial Data" and the consolidated financial statements and the related notes included in Part II, Item 8, in this Annual Report on Form 10-K. This discussion contains forward-looking statements related to future events and our future financial performance that are based on current expectations and subject to risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those described in "Risk Factors" in Part I, Item 1A of, and elsewhere in, this Annual Report on Form 10-K.
Overview of Our Business and Services
We are a leading global CRO, exclusively focused on Phase I to Phase IV clinical development services for the biopharmaceutical and medical device industries. We provide our customers highly differentiated therapeutic alignment and expertise, with a particular strength in complex therapeutic areas, such as central nervous system, or CNS, oncology and other complex diseases. We consistently and predictably deliver clinical development services in a complex environment and offer a proprietary, operational approach to clinical trials through our Trusted Process® methodology. Our service offerings focus on optimizing the development of and, therefore, the commercial potential for, our customers' new biopharmaceutical compounds, enhancing returns on their research and development, or R&D, investments, and reducing their overhead by offering an attractive variable cost alternative to fixed cost, in-house resources.
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
We have two reportable segments: Clinical Development Services and Phase I Services. Clinical Development Services offers a variety of clinical development services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management, study reports to assist customers with their drug development process, and specialized consulting services. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages and support for Phase I studies in established compounds. For financial information regarding revenue and long-lived assets by geographic areas, please see "Note 13 - Operations by Geographic Location" to our consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K.
The discussion and analysis of our financial condition and results of operations herein is presented on a consolidated basis. Because our Clinical Development Services segment accounts for substantially all of our business operations and approximately 98% of our net service revenue for the year ended December 31, 2015, we believe that a discussion of our reportable segments' operations would not be meaningful disclosure for investors. See further discussion in "Note 12 - Segment Information" to our consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K.
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
Our new business awards, net of cancellations of prior awards, for the years ended December 31, 2015, 2014 and 2013 were $1.18 billion, $0.95 billion and $0.81 billion, respectively, representing a 23.9% increase from 2014 to 2015 and a 16.7% increase from 2013 to 2014. Net new business awards were higher for the year ended December 31, 2015, primarily due to (i) a lower cancellation rate in 2015 compared to 2014, (ii) the continued growth of our business across therapeutic areas, and (iii) the timing of the conversion of our relationship with a major customer from primarily that of a functional service provider to a more traditional full service arrangement. New business awards have varied and will continue to vary significantly from quarter to quarter.
The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either (1) have not started but are anticipated to begin in the future, or (2) are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by our customers with 30 days' notice. The dollar amount of our backlog is adjusted each quarter for foreign currency fluctuations. During the year ended December 31, 2015, fluctuations in foreign currency exchange rates resulted in an unfavorable impact on our December 31, 2015 backlog in the amount of approximately $38.0 million, primarily due to the weakening of the Euro and British Pound against the U.S. dollar. Our backlog as of December 31, 2015, 2014 and 2013 was $1.81 billion, $1.59 billion and $1.49 billion, respectively, representing a 14.1% increase from 2014 to 2015 and a 6.6% increase from 2013 to 2014. Included within backlog at December 31, 2015 is approximately $0.84 billion that we expect to translate into revenue in 2016, with the remainder expected to generate revenue beyond 2016.
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

Results of Operations
Year Ended December 31, 2015 Compared to the Years Ended December 31, 2014 and 2013
The following table sets forth amounts from our consolidated financial statements along with the percentage change for years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
Net service revenue	$914,740	$809,728	$652,418	$105,012	13.0%	$157,310	24.1%
Reimbursable out-of-pocket expenses	484,499	369,071	342,672	115,428	31.3%	26,399	7.7%
Total revenue	1,399,239	1,178,799	995,090	220,440	18.7%	183,709	18.5%

Costs and expenses:
Direct costs	542,404	515,059	432,261	27,345	5.3%	82,798	19.2%
Reimbursable out-of-pocket expenses	484,499	369,071	342,672	115,428	31.3%	26,399	7.7%
Selling, general, and administrative	156,609	145,143	117,890	11,466	7.9%	27,253	23.1%
Restructuring and other costs	1,785	6,192	11,828	(4,407)	(71.2)%	(5,636)	(47.6)%
Transaction expenses	1,637	7,902	508	(6,265)	(79.3)%	7,394	1,455.5%
Asset impairment charges	3,931	17,245	—	(13,314)	(77.2)%	17,245	—%
Depreciation and amortization	56,014	54,543	58,473	1,471	2.7%	(3,930)	(6.7)%
Total operating expenses	1,246,879	1,115,155	963,632	131,724	11.8%	151,523	15.7%
Income from operations	152,360	63,644	31,458	88,716	139.4%	32,186	102.3%
Total other (expense) income, net	(21,386)	(91,848)	(62,138)	70,462	76.7%	(29,710)	(47.8)%
Income (loss) before provision for income taxes	130,974	(28,204)	(30,680)	159,178	564.4%	2,476	8.1%
Income tax (expense) benefit	(13,927)	4,734	(10,849)	(18,661)	(394.2)%	15,583	143.6%
Net income (loss)	$117,047	$(23,470)	$(41,529)	$140,517	598.7%	$18,059	43.5%
Net Service Revenue and Reimbursable Out-of-Pocket Expenses
For the years ended December 31, 2015, 2014 and 2013, total revenue was comprised of the following (dollars in thousands):

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
Net service revenue	$914,740	$809,728	$652,418	$105,012	13.0%	$157,310	24.1%
Reimbursable out-of-pocket expenses	484,499	369,071	342,672	115,428	31.3%	26,399	7.7%
Total revenue	$1,399,239	$1,178,799	$995,090	$220,440	18.7%	$183,709	18.5%
Net service revenue increased $105.0 million, or 13.0%, to $914.7 million for the year ended December 31, 2015 from $809.7 million for the year ended December 31, 2014. The increase in 2015 is primarily driven by continued strong awards over the last two years, a lower cancellation rate of previously awarded business and a positive revenue mix. The growth in our revenue in 2015 was across all therapeutic areas and was particularly strong in the complex therapeutic areas. Our net service revenue for the year ended December 31, 2015, was negatively impacted by fluctuations in foreign exchange rates and contractual currency adjustment provisions resulting in a $45.4 million decrease as the U.S. Dollar has strengthened compared to the prior year.
Net service revenue increased $157.3 million, or 24.1%, to $809.7 million for the year ended December 31, 2014 from $652.4 million for the year ended December 31, 2013. This increase is primarily driven by the ongoing strength of new business awards throughout the preceding 18-month period and higher contract change order activity relative to historical levels, along with a lower cancellation rate of previously awarded business. The growth in our revenue in 2014 was particularly strong in complex therapeutic areas and within a strategic Functional Service Provider ("FSP") customer. In addition, our net service revenue for the year ended December 31, 2014 reflected change order activity that was higher than our historical average and resulted in incremental revenue growth of approximately $6.0 million to $12.0 million for the year. Net service revenue for the year ended December 31, 2014 was negatively impacted by $2.2 million due to fluctuations in foreign exchange rates compared to the prior year.
Reimbursable out-of-pocket expenses increased 31.3%, or $115.4 million, to $484.5 million for the year ended December 31, 2015 from $369.1 million for the year ended December 31, 2014. Reimbursable out-of-pocket expenses increased 7.7%, or $26.4 million, to $369.1 million for the year ended December 31, 2014 from $342.7 million for the year ended December 31, 2013. These increases were principally due to overall increases in net service revenue during both periods, as well as an increase in the number of studies in which we procured principal investigator services. These reimbursements are offset by an equal amount reported under the same caption in the "Costs and operating expenses" section of the Consolidated Statements of Operations in our consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K and, accordingly, have no impact on gross margin. Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in direct correlation to net service revenues.
Net service revenue from our top five customers accounted for approximately 34%, 37% and 34% of net service revenue for the years ended December 31, 2015, 2014 and 2013, respectively. No customer accounted for 10% or more of total net service revenue for the year ended December 31, 2015. Various subsidiaries of Otsuka Holdings Co., Ltd., accounted for approximately 14% and 15% of net service revenue for the years ended December 31, 2014 and 2013, respectively. Various subsidiaries of Astellas Pharma, Inc., accounted for 12% of net service revenue for the year ended December 31, 2014.
Direct Costs and Reimbursable Out-of-Pocket Expenses
For the years ended December 31, 2015, 2014 and 2013, direct costs and reimbursable out-of-pocket expenses were as follows (dollars in thousands):

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
Direct costs	$542,404	$515,059	$432,261	$27,345	5.3%	$82,798	19.2%
Reimbursable out-of-pocket expenses	484,499	369,071	342,672	115,428	31.3%	26,399	7.7%
Total Direct costs and Reimbursable out-of-pocket expenses	$1,026,903	$884,130	$774,933	$142,773	16.1%	$109,197	14.1%

The following is a summary of the year-over-year fluctuation in components of direct costs during the year ended December 31, 2015 as compared to the year ended December 31, 2014 and the year ended December 31, 2014 as compared to the year ended December 31, 2013 (in thousands):

	Year Ended December 31, 2015 to 2014	Year Ended December 31, 2014 to 2013
Change in:
Salaries, benefits, and incentive compensation	$33,093	$74,761
Other	(5,748)	8,037
Total	$27,345	$82,798
Direct costs increased by $27.3 million, or 5.3%, to $542.4 million for the year ended December 31, 2015 from $515.1 million for the year ended December 31, 2014, primarily due to increased salaries, benefits and incentive compensation. This increase in employee-related expenses was partially offset by a reduction in direct costs of $37.8 million related to fluctuations in foreign currency exchange rates during the year ended December 31, 2015 compared to the prior year. Other direct costs decreased by $5.7 million for the year ended December 31, 2015, compared to the prior year primarily due to (i) 2014 including a provision for non-recoverable Value Added Tax ("VAT") expenses, as compared to 2015, including a release of a portion of these liabilities, (ii) certain other one-time benefits primarily due to the favorable resolution of disputed pass-through costs realized in the first and third quarters of 2015, (iii) decreases in subcontract services (iv) a reduction in certain non-labor project related costs and (iv) an increase in vendor contract rebates. Partially offsetting these decreases was an increase in expenses related to contract labor, travel, facilities, and information technology costs to support revenue growth.
As discussed above, direct costs for the year ended December 31, 2015 included certain one-time benefits that we do not believe are representative of ongoing operations, which we estimate to be approximately $6.6 million. Specifically, in the first quarter of 2015 we realized benefits of $5.1 million related to (i) a favorable resolution of several VAT and other tax items, (ii) a change in estimate related to 2014 employee incentive compensation, and (iii) a favorable settlement of disputed pass-through costs. During the third quarter of 2015, we realized a benefit of $4.9 million from the favorable resolution of additional disputed pass-through costs; however, we had initially recorded approximately $3.4 million of these obligations in the first half of 2015, resulting in the net favorable impact on the full year ended December 31, 2015 of approximately $1.5 million.
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
As we continue to expand our business and initiate new studies, the increase in headcount-related expenses may outpace our revenue growth. However, we continue to see the benefits from a number of our cost-saving initiatives including (i) leveraging our therapeutic management overhead infrastructure over the expanded revenue base, (ii) improving the utilization of our facilities, and (iii) the consolidation of our clinical trial management systems resulting in our achieving better efficiencies due to standardization.
As noted above, reimbursable out-of-pocket expenses increased by 31.3%, or $115.4 million, to $484.5 million for the year ended December 31, 2015 from $369.1 million for the year ended December 31, 2014. Reimbursable out-of-pocket expenses increased $26.4 million, or 7.7%, to $369.1 million for the year ended December 31, 2014 compared to $342.7 million for the year ended December 31, 2013. Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in direct correlation to net service revenues.

Selling, General and Administrative Expenses
For the years ended December 31, 2015, 2014 and 2013, selling, general and administrative expenses were as follows (dollars in thousands):

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
Selling, general and administrative	$156,609	$145,143	$117,890	$11,466	7.9%	$27,253	23.1%
Percentage of net service revenue	17.1%	17.9%	18.1%
The following is a summary of the year-over-year fluctuation in components of our selling, general and administrative expenses during the year ended December 31, 2015 as compared to the year ended December 31, 2014 and the year ended December 31, 2014 as compared to the year ended December 31, 2013 (in thousands):

	Year Ended December 31, 2015 to 2014	Year Ended December 31, 2014 to 2013
Change in:
Salaries, benefits, and incentive compensation	$8,507	$15,059
Professional services fees	830	6,674
Allowance for doubtful accounts	(2,579)	2,358
Facilities and IT related costs	1,867	1,672
Marketing	3,191	(614)
Travel	513	1,251
Other	(863)	853
Total	$11,466	$27,253
Selling, general and administrative expenses increased by $11.5 million, or 7.9%, to $156.6 million for the year ended December 31, 2015 from $145.1 million for the year ended December 31, 2014. The increase was primarily driven by (i) an increase in salaries, benefits and incentive compensation, principally as a result of the additions in personnel to support the growth of our business and the newly established public company infrastructure, (ii) an increase in facilities and information technology related costs, professional fees, and travel costs, primarily driven by increased headcount, as discussed above, and (iii) an increase in marketing expenses primarily driven by the higher level of advertising and trade show activities in 2015. These costs were partially offset by a positive change in bad debt expense as a result of the collection of previously reserved amounts receivable.
During the year ended December 31, 2015, our selling, general and administrative expenses were positively impacted by settlement of certain employee related liabilities totaling approximately $1.1 million. In addition, included within the net increase in selling, general and administrative expenses during 2015 is a net reduction from fluctuations in foreign currency exchange rates of $5.6 million compared to the prior year.
Selling, general and administrative expenses increased by $27.3 million, or 23.1%, to $145.1 million for the year ended December 31, 2014 from $117.9 million for the year ended December 31, 2013. The increase was primarily driven by (i) an increase in salaries, benefits, and incentive compensation from increased headcount and incentive compensation resulting from our revenue growth, (ii) an increase in professional services fees as a result of our IPO, (iii) an increase in allowance for doubtful accounts commensurate with the growth in our business, (iv) an increase in facilities and information technology related cost to support our headcount growth, and (v) an increase in travel costs as a result of increased headcount and growth in our global operations. Partially offsetting these increases is a reduction in marketing expenses in 2014 due to the launch of our new branding campaign in the fourth quarter of 2013.

As a result of our cost savings initiatives and our ability to leverage the selling, general and administrative functions as we have grown revenue, these expenses as a percentage of net service revenue declined to 17.1% from 17.9% and 18.1% for years ended December 31, 2015, 2014 and 2013, respectively. These decreases were attributable to (i) our ability to leverage selling, general and administrative functions as we grow revenue, (ii) our cost-savings initiatives, (iii) the favorable impact of the settlement of certain liabilities noted above, and (iv) the reduction in bad debt expense due to recoveries of previously reserved amounts receivable. While we expect to continue to leverage our selling, general and administrative costs in the future such that these costs grow at a lower rate than revenues over the long-term, there is no assurance that this trend will continue during 2016.
Restructuring and Other Costs
Restructuring and other costs were $1.8 million for the year ended December 31, 2015, primarily consisting of employee severance costs of $2.7 million, partially offset by a net reduction in facility closure costs of $0.9 million. During the year, we reversed previously accrued liabilities as a result of completing negotiations with respect to exiting certain facilities and reduced our exit cost estimates related to certain lease agreements as a result of subleasing a portion of facilities. These adjustments were partially offset by expenses related to early lease termination fees and accruals for closure of smaller locations as we continue to optimize our facilities portfolio.
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
Transaction Expenses
During the year ended December 31, 2015, we incurred transaction expenses of $1.6 million, primarily consisting of third-party fees associated with our stock repurchases in May and December of 2015 and our secondary common stock offerings in May, August and December of 2015.
Transaction expenses were $7.9 million for the year ended December 31, 2014 and primarily consisted of (i) $4.2 million of debt issuance costs and third-party fees associated with the debt refinancing transactions in February and November 2014, (ii) a $3.4 million payment to Avista to terminate our consulting services agreement, and (iii) $0.3 million of legal fees associated with our March 2014 acquisition of MEK Consulting, a full service CRO with operations in the Middle East.
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
During the second quarter of 2014, we determined that Global Consulting, a component of the Clinical Development segment, and Phase I Services reporting units were not performing according to management's expectations, requiring an evaluation of the impairment of the goodwill and intangible assets. As a result of this evaluation, we recorded a $9.2 million impairment of goodwill and an $8.0 million impairment of intangible assets for the year ended December 31, 2014.

During the first quarter of 2015, we continued to observe deteriorating performance within our Phase I Services reporting unit due to reduced revenue resulting from cancellations and lower than expected new business awards. This resulted in a triggering event, requiring an evaluation of both long-lived assets and goodwill for potential impairment. As a result of this evaluation, we recorded a total asset impairment charge of 3.9 million, comprised of a long-lived assets impairment charge of $1.0 million and a goodwill impairment charge of $2.9 million, which was the total remaining goodwill balance of our Phase I Services reporting unit as of the evaluation date. There were no further asset impairment charges during 2015.
Depreciation and Amortization Expense
Total depreciation and amortization expense increased to $56.0 million, for the year ended December 31, 2015 from $54.5 million for the year ended December 31, 2014. Amortization expense increased $5.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to the reduction in estimated useful lives of certain intangible assets during the second quarter of 2014. These increases were partially offset by a $3.5 million decrease in depreciation expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014, principally due to (i) lower capital expenditures in 2015 and (ii) the write-off of long-lived assets in the Phase I Services reporting unit during the first quarter of 2015.
Total depreciation and amortization expense decreased to $54.5 million, for the year ended December 31, 2014 from $58.5 million for the year ended December 31, 2013. This decrease is principally attributable to a decrease in amortization expense of $6.4 million, or 16.2%, resulting from the intangible assets that were impaired or became fully amortized, partially offset by the increase in amortization expense as a result of the reduction of estimated useful lives of certain intangible assets. Additionally depreciation expense increased primarily due to (i) our continued investment in our IT infrastructure, and (ii) the reduction in the estimated useful lives on several assets during the first quarter of 2014 due to the consolidation of data centers and information systems.
Other Income and Expense, Net
For the years ended December 31, 2015, 2014 and 2013, the components of total other expenses, net were as follows (dollars in thousands):

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
Interest income	$192	$249	$310	$(57)	(22.9)%	$(61)	(19.7)%
Interest expense	(15,640)	(53,036)	(60,799)	37,396	70.5%	7,763	12.8%
Loss on extinguishment of debt	(9,795)	(46,750)	—	36,955	79.0%	(46,750)	—%
Other income (expense), net	3,857	7,689	(1,649)	(3,832)	(49.8)%	9,338	566.3%
Total other (expense) income, net	$(21,386)	$(91,848)	$(62,138)	$70,462	76.7%	$(29,710)	(47.8)%
Interest expense decreased $37.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 and $7.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease in interest expense during the last two years is the result of decreased interest rates as a result of our debt repayment and refinancing activities during the fourth quarter of 2014 and second quarter of 2015.
The loss on extinguishment of debt was $9.8 million and $46.8 million for the year ended December 31, 2015 and 2014, respectively, as a result of the May 2015 and November 2014 debt refinancing transactions.
Other income (expense), net, decreased $3.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 and increased $9.3 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. Other income is primarily comprised of foreign currency gains and losses and the changes are principally driven by fluctuations in exchange rates.

Income Tax (Expense) Benefit
Income tax (expense) benefit was an expense of $13.9 million for the year ended December 31, 2015, compared to a benefit of $4.7 million for the year ended December 31, 2014, as a result of becoming profitable in 2015. Income taxes for the year ended December 31, 2015 were positively impacted by an income tax benefit of $31.9 million recognized as a result of the release of the valuation allowance on certain deferred tax assets, primarily U.S. operating loss carryforwards during the fourth quarter of 2015. The release of the valuation allowance was due to management's conclusion that it was more likely than not that a portion of our deferred tax assets will be realized through future U.S. taxable income. This conclusion was based, in part, on our achieving sustained profitability in 2015 in the United States coupled with the reliability on our projections of ongoing positive future earnings. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets.
At December 31, 2015, we assessed both positive and negative evidence available to estimate whether future taxable income will be available to permit the use of the existing deferred tax assets. Accordingly, notwithstanding the accumulation of historical losses experienced in the United States, based on our achieving sustained profitability in 2015 we reevaluated our ability to consider other subjective evidence, such as the reliability of our projections for future growth. Given our current and anticipated sustained future earnings in the United States, we expect we will no longer need a significant portion of the valuation allowance related to these deferred tax assets. As a result of this change in assertion, the release of the valuation allowance on the net deferred tax assets associated with the operating loss carryforwards in the United States resulted in the recognition of certain related deferred tax assets and a decrease to income tax expense in the current period.
Other variances from the statutory rate of 35% were due to foreign income inclusions related to deemed dividends from foreign subsidiaries, and the geographical split of pre-tax income.
Income tax benefit (expense) was a benefit of $4.7 million for the year ended December 31, 2014, compared to an expense of $10.8 million for the year ended December 31, 2013. Income taxes for the year ended December 31, 2014 were impacted by an income tax benefit of $18.2 million recognized as a result of the release of the valuation allowance on certain foreign deferred tax assets, primarily operating loss carryforwards, partially offset by the establishment of a valuation allowance in certain international jurisdictions, and a $10.0 million income tax benefit recognized as a result of a release of a tax liability on the undistributed earnings of foreign subsidiaries.
The release of the valuation allowance in 2014 was due to management's conclusion that it was more likely than not that a portion of our deferred tax assets will be realized through future taxable income. This conclusion was based, in part, on our achieving sustained profitability in 2014 in these international jurisdictions and projections of positive future earnings. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets.
At December 31, 2014, we reevaluated our assertion as to indefinite reinvestment of our undistributed earnings of foreign subsidiaries following the IPO and significant pay down of our debt held in the United States. With this reduction in debt and related interest expense, we expect to be able to support the cash needs of the domestic subsidiaries without repatriating undistributed earnings of our foreign subsidiaries. As a result of this change in assertion, we reversed the full balance of the deferred tax liability of $10.0 million related to the United States and withholding taxes provided on our 2013 undistributed foreign earnings. No tax benefit was recorded as a result of the release of the deferred tax liability as there was a full valuation allowance on the net deferred tax assets in the United States. The undistributed earnings that remain indefinitely reinvested would create additional U.S. taxable income if these earnings were distributed to the United States in the form of dividends, or otherwise. Depending on the tax position in the year of repatriation, we may have to pay additional U.S. income taxes. Withholding taxes may also apply to the repatriated earnings.
Other variances from the statutory rate of 35% were due to (i) income or losses generated in jurisdictions where no income tax expense or benefit will be realized due to a full valuation allowance on the associated deferred tax assets, (ii) recognition of certain foreign related unrecognized tax benefits and (iii) the geographical split of pre-tax income.

Net Income (Loss)
Net income was $117.0 million for the year ended December 31, 2015 compared to a net loss of $23.5 million for the year ended December 31, 2014. The year-over-year change in our financial results from a net loss to that of net income was primarily due to (i) the impact of increased net service revenue, (ii) the overall decrease of operating expenses as a percentage of net service revenue, (iii) the decrease in asset impairment charges compared to the prior year, and (iv) the decrease in interest expense as a result of our 2014 and 2015 debt refinancing activities. Partially offsetting these improvements to our financial results for the current year was the $9.8 million loss on extinguishment of debt associated with the 2015 debt refinancing recognized in the second quarter of 2015 and a change in income tax expense of $18.7 million.
Net loss decreased to $23.5 million for the year ended December 31, 2014 from $41.5 million for the year ended December 31, 2013, primarily because of the impact of increased net service revenue, the overall decrease of operating expenses as a percentage of net service revenue and the income tax benefit from the net release of a valuation allowance of $18.2 million recorded during 2014, partially offset by an increase in other expenses, net.
Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	December 31, 2015	December 31, 2014
Balance sheet statistics:
Cash and cash equivalents	$85,011	$126,453
Restricted cash	452	505
Working capital (excluding restricted cash)	(52,998)	46,587
We fund our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations as well as funds available for borrowing under our $150.0 million revolving credit facility. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of services, possible acquisitions, integration and restructuring costs, geographic expansion, working capital and other general corporate purposes. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations and funds available under our revolving credit facility will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations and other currently anticipated liquidity requirements for at least the next 12 months.
On May 14, 2015, we entered into a new five-year $675.0 million 2015 Credit Agreement, consisting of a $525.0 million term loan facility and a $150.0 million revolving line of credit, letter of credit and swingline facility. On June 15, 2015, we made a $50.0 million prepayment on the term loan, which will be applied against regularly-scheduled quarterly principal payments. See "Note 4 - Debt and Leases" to our consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K for further information on the terms and conditions of our 2015 Credit Agreement.
As of December 31, 2015, we had total principal amount of indebtedness (including capital leases) of approximately $505.0 million. Further, we had undrawn commitments available for additional borrowings under our revolving credit facility of $119.2 million (net of $30.0 million in revolver borrowings and $0.8 million in outstanding letters of credit) which we may use for working capital and other purposes. The issuance of additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure additional capital and other resources.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. However, the ability to meet our cash needs through cash flows from operations will depend on the demand for our services, as well as general economic, financial, competitive and other factors, many of which are beyond our control. Our business might not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate requirements. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, acquisitions or investments, selling assets, restructuring or refinancing our debt, reducing the scope of our operations and growth plans, or seeking additional equity capital. There can be no assurances that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our 2015 Credit Agreement limits the use of proceeds from any disposition of assets and, as a result, we may not be allowed, under this agreement, to use the proceeds from any such dispositions to satisfy all current debt service obligations.
Year Ended December 31, 2015 Compared to the Years Ended December 31, 2014 and 2013
For the years ended December 31, 2015, 2014 and 2013, our cash flows from operating, investing and financing activities were as follows (in thousands):

	For the Years Ended December 31,			Change
	2015	2014	2013	2015 to 2014		2014 to 2013
Net cash provided by operating activities	$204,740	$131,447	$37,270	$73,293	55.8%	$94,177	252.7%
Net cash used in investing activities	(21,111)	(27,853)	(17,714)	6,742	24.2%	(10,139)	(57.2)%
Net cash used in financing activities	(211,399)	(67,698)	(6,841)	(143,701)	(212.3)%	(60,857)	(889.6)%
Cash Flows from Operating Activities
For the year ended December 31, 2015, our operating activities provided $204.7 million in cash flow, consisting of a net income of $117.0 million, adjusted for net non-operating and non-cash items of $79.9 million primarily related to depreciation and amortization of intangible assets, loss on extinguishment of debt, share-based compensation and related tax benefits, changes in deferred income taxes, asset impairment charges, stock repurchase costs, amortization of capitalized loan fees, and foreign currency adjustments. In addition, $7.8 million of cash was provided by changes in operating assets and liabilities, consisting primarily of an increase in deferred revenue and accounts payables and accrued expenses, partially offset by the increase in billed and unbilled accounts receivable and other assets and liabilities.
For the year ended December 31, 2014, our operating activities provided $131.4 million in cash flow, consisting of a net loss of $23.5 million, adjusted for net non-operating and non-cash items of $109.4 million primarily related to depreciation and amortization of intangible assets, amortization of capitalized loan fees, share-based compensation, allowance for doubtful accounts, impairment of goodwill and intangible assets, and loss on extinguishment of debt and other debt refinancing cost, partially offset by foreign currency adjustments and deferred income taxes. In addition, $45.5 million of cash was provided by changes in operating assets and liabilities, consisting primarily of an increase in accounts payable and accrued expenses and an increase in deferred revenue, partially offset by an increase in billed and unbilled accounts receivable.
For the year ended December 31, 2013, our operating activities provided $37.3 million in cash flow, consisting of a net loss of $41.5 million, adjusted for net non-cash items of $72.6 million primarily related to depreciation and amortization of intangible assets, amortization of capitalized loan fees, share-based compensation and deferred income taxes. In addition, $6.2 million of cash was provided by changes in operating assets and liabilities, consisting primarily of an increase in deferred revenue, an increase in other assets and liabilities, partially offset by decrease in account receivable and unbilled revenue, net.
Cash flows from operations increased by $73.3 million during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the $140.5 million increase in net income (loss) net of the $29.5 million change in adjustments for non-operating and non-cash items principally associated with a loss on the extinguishment of debt and debt refinancing costs. This increase was partially offset by a decline in cash received from working capital of $37.7 million.
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
Cash Flows from Investing Activities
For the year ended December 31, 2015, we used $21.1 million in cash for investing activities, comprised of the purchases of property and equipment primarily related to our ongoing growth and investments to improve the efficiency of our operations and utilization of our facilities. We continue to closely monitor our capital expenditures while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce. For 2016, we expect our total capital expenditures to be between approximately $26.0 million to $30.0 million.
For the year ended December 31, 2014, we used $27.9 million in cash for investing activities, comprised of the purchase of $25.6 million of property and equipment and a cash payment of $2.3 million toward the purchase of MEK Consulting. During 2014, we increased our investment in property and equipment primarily due to the implementation of an upgrade to our ERP system and our continued expansion globally.
For the year ended December 31, 2013, we used $17.7 million in cash for investing activities, comprised of the purchase of $17.7 million of property and equipment.
Cash Flows from Financing Activities
For the year ended December 31, 2015, financing activities used $211.4 million in cash, primarily driven by payments of $285.0 million related to the stock repurchases in May and December of 2015, $3.2 million related to payments for tax withholdings related to employee stock option activity, stock repurchase costs of $1.4 million and payments of $1.0 million related to the 2014 MEK Consulting acquisition. These cash outflows were partially offset by net inflows of $79.6 million, consisting primarily of (i) the proceeds of $95.0 million from the 2015 debt refinancing and $30.0 million under our revolver and (ii) proceeds of $3.7 million from the exercise of stock options, partially offset by the June 2015 prepayment of $50.0 million of debt principal under the 2015 Credit Agreement.
For the year ended December 31, 2014, financing activities used $67.7 million in cash, primarily driven by $217.5 million in net repayments of long-term debt, principally in conjunction with the 2014 debt refinancing and repayment of our 2011 senior notes, $3.4 million in payments related to the redemption of our Class C and Class D common stock, and $2.7 million in repayments on capital lease obligations. Partially offsetting these outflows were $156.1 million in net proceeds received from the issuance of common stock related to our IPO.
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

Contractual Obligations and Commitments
The following table summarizes our expected material contractual payment obligations as of December 31, 2015 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt	$505,000	$30,000	$81,251	$393,749	$—
Interest on long-term debt	40,680	10,431	19,430	10,819	—
Noncancellable purchase commitments	37,649	22,131	14,326	1,192	—
Operating leases	52,181	19,402	25,981	5,471	1,327
Capital leases	—	—	—	—	—
Total	$635,510	$81,964	$140,988	$411,231	$1,327
The interest payments on long-term debt in the above table are based on interest rates in effect as of December 31, 2015. See "Note 4 - Debt and Leases" to our consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K for further information on the terms and conditions of our 2015 Credit Agreement.
We have recorded a tax liability for unrecognized tax benefits for uncertain tax positions of $9.4 million which has not been included in the above table due to the uncertainties in the timing of the settlement of the income tax positions.
We are a party to supplier contracts related to clinical services that if canceled would require payment for services performed and potentially additional services required to protect the safety of subjects. The value of these potential wind-down provisions is not practical to estimate.
We have a lease agreement for our corporate headquarters in Raleigh, North Carolina, that extends through February of 2019, which is accounted for as an operating lease. We can exit the lease in February 2018, with payment of a $0.8 million termination fee.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, share-based compensation, valuation of goodwill and identifiable intangibles, tax-related contingencies and valuation allowances, allowance for doubtful accounts, litigation contingencies, among others. These estimates are based on the information available to management at the time these estimates, judgments and assumptions are made. Actual results may differ materially from these estimates.

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
Our arrangements are primarily service contracts and historically, a majority of the net service revenue has been earned under contracts which range in duration from several months to several years. Most of our contracts can be terminated by the customer with a 30 day notice. In the event of termination, our contracts often provide for fees for winding down the project, which include both fees incurred and actual expenses and non-cancellable expenditures and may include a fee to cover a percentage of the remaining professional fees on the project. We do not recognize revenue with respect to start-up activities including contract and scope negotiation, feasibility analysis and conflict of interest review associated with contracts. The costs for these activities are expensed as incurred.
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
We offer volume discounts to our large customers based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.
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
In some cases, payments received are in excess of revenue recognized. Deferred revenues represent receipts of payments from customers in advance of services being provided and the related revenue being earned or reimbursable expenses being incurred. As the contracted services are subsequently performed and the associated revenue is recognized, the deferred revenues balance is reduced by the amount of the revenue recognized during the period.

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
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. We evaluate goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs its annual impairment test by estimating the fair value of each reporting unit using a combination of the income approach (a discounted cash flow analysis) and the market approach (a guideline transaction method) for purposes of estimating the total enterprise value for the reporting unit.
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
Share-Based Compensation
We recognize share-based compensation expense for stock option awards provided to our employees and non-employee directors. We measure share-based compensation cost at grant date, based on the estimated fair value of the award and recognize the service-based cost on a straight-line basis (net of estimated forfeitures) over the vesting period. Share-based compensation expense has been reported in direct costs and selling, general and administrative expenses in our consolidated statements of operations based upon the classification of the individuals who were granted share-based awards.
We calculate the fair value of each option award on the grant date using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions, including the fair value of the underlying common shares on the date of grant, the expected life of the award, share price volatility and risk-free interest rate. In developing our assumptions, we take into account the following:

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
Once we have determined an estimated fair value, we adjust that value for expected forfeitures to represent the value of the award that we expect to vest. We estimate forfeitures based on a historical analysis of our actual forfeiture experience. We recognize the expense on a straight-line basis over the requisite service period of the award. At the end of each period, we review the estimated forfeiture rate and, as applicable, make changes to the rate calculations to reflect new developments. Share-based compensation cost is recorded in direct costs and selling, general and administrative in the consolidated statements of operations and comprehensive loss based on the employees' respective function.
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
We provide for income taxes on all transactions that have been recognized in the consolidated financial statements. Specifically, we estimate our tax liability based on current tax laws in the statutory jurisdictions in which we operate. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities are recognized in net earnings in the period during which such changes are enacted. We record deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities and for tax benefit carryforwards using enacted tax rates in effect in the year in which the differences are expected to reverse. During 2015, we elected to early adopt ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, on a prospective basis. As such, all current year deferred tax assets and liabilities are classified as noncurrent assets and liabilities in the Consolidated Balance Sheets, however, prior periods were not retrospectively adjusted.
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

We recognize a tax benefit from an uncertain tax position only if we believe it is more likely than not to be sustained upon examination based on the technical merits of the position. Judgment is required in determining what constitutes an individual tax position, as well as the assessment of the outcome of each tax position. We consider many factors when evaluating and estimating tax positions and tax benefits. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in domestic and foreign jurisdictions. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit, respectively, would result. Unrecognized tax benefits, or a portion of unrecognized tax benefits, are presented as a reduction to a deferred tax asset for a NOL carryforward, a similar tax loss, or a tax credit carryforward. We do not foresee any reasonably possible change in the unrecognized tax benefits in the next 12 months, but circumstances can change due to unexpected changes in the tax laws.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle -based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year and modified the standard to allow early adoption. For public entities, the standard is now effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
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
Foreign Currency Exchange Rates
Approximately 25%, 28% and 27% of our net service revenues for the years ended December 31, 2015, 2014 and 2013, respectively, were denominated in currencies other than the U.S. dollar. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. During 2015, 2014 and 2013, the most significant currency exchange rate exposures were the Euro and British pound. A hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for 2015 by approximately $5.5 million. The impact of this could be partially offset by exchange rate fluctuation provisions stated in some of our contracts with customers designed to mitigate our exposure to fluctuations in currency exchange rates over the life of the contract. For example during the year ended December 31, 2015, our revenue was reduced by $6.5 million to reflect the reduced operating costs required to fulfill the contracts as a result of the fluctuations in foreign currency exchange rates. We do not have significant operations in countries in which the economy is considered to be highly-inflationary.
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
Interest Rates
We are subject to market risk associated with changes in interest rates. At December 31, 2015 and 2014, we had $505.0 million and $425.0 million, respectively, outstanding under credit agreements subject to variable interest rates. Each quarter-point increase or decrease in the applicable interest rate at December 31, 2015 and 2014 would change our interest expense by approximately $1.3 million and $1.1 million, respectively, per year.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of INC Research Holdings, Inc.
We have audited the accompanying consolidated balance sheets of INC Research Holdings, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INC Research Holdings, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company changed its presentation of debt issuance costs as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, effective December 31, 2015 and the classification of deferred tax assets and liabilities as a result of the adoption of the amendments to the FASB Accounting Standards Codification resulting from Accounting Standards Update 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, effective December 31, 2015.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), INC Research Holdings, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 24, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of INC Research Holdings, Inc.
We have audited INC Research Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). INC Research Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, INC Research Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of INC Research Holdings, Inc. and subsidiaries and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 24, 2016

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net service revenue	$914,740	$809,728	$652,418
Reimbursable out-of-pocket expenses	484,499	369,071	342,672
Total revenue	1,399,239	1,178,799	995,090

Costs and operating expenses:
Direct costs	542,404	515,059	432,261
Reimbursable out-of-pocket expenses	484,499	369,071	342,672
Selling, general, and administrative	156,609	145,143	117,890
Restructuring and other costs	1,785	6,192	11,828
Transaction expenses	1,637	7,902	508
Asset impairment charges	3,931	17,245	—
Depreciation	18,140	21,619	19,175
Amortization	37,874	32,924	39,298
Total operating expenses	1,246,879	1,115,155	963,632
Income from operations	152,360	63,644	31,458

Other income (expense), net:
Interest income	192	249	310
Interest expense	(15,640)	(53,036)	(60,799)
Loss on extinguishment of debt	(9,795)	(46,750)	—
Other income (expense), net	3,857	7,689	(1,649)
Total other (expense) income, net	(21,386)	(91,848)	(62,138)
Income (loss) before provision for income taxes	130,974	(28,204)	(30,680)
Income tax (expense) benefit	(13,927)	4,734	(10,849)
Net income (loss)	117,047	(23,470)	(41,529)
Class C common stock dividends	—	(375)	(500)
Redemption of New Class C common stock	—	(3,375)	—
Net income (loss) attributable to common shareholders	$117,047	$(27,220)	$(42,029)

Earnings per share attributable to common shareholders:
Basic	$2.02	$(0.51)	$(0.81)
Diluted	$1.95	$(0.51)	$(0.81)
Weighted average common shares outstanding:
Basic	57,888	53,301	52,009
Diluted	60,146	53,301	52,009
The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$117,047	$(23,470)	$(41,529)
Foreign currency translation adjustments, net of tax benefit (expense) of $0, $44 and ($44), respectively	(15,343)	(16,359)	70
Comprehensive income (loss)	$101,704	$(39,829)	$(41,459)
The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$85,011	$126,453
Restricted cash	452	505
Accounts receivable:
Billed, net	158,315	130,270
Unbilled	139,697	118,101
Current portion of deferred income taxes	—	16,177
Prepaid expenses and other current assets	38,571	34,758
Total current assets	422,046	426,264
Property and equipment, net	44,813	43,725
Goodwill	553,008	556,863
Intangible assets, net	152,340	190,359
Deferred income taxes, less current portion	12,073	15,665
Other long-term assets	26,939	8,489
Total assets	$1,211,219	$1,241,365

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,497	$16,548
Accrued liabilities	111,262	111,655
Deferred revenue	311,029	246,902
Current portion of long-term debt	29,804	3,615
Capital lease obligations	—	452
Total current liabilities	474,592	379,172
Long-term debt, less current portion	472,035	412,190
Deferred income taxes	28,066	30,368
Other long-term liabilities	19,092	27,426
Total liabilities	993,785	849,156
Commitments and contingencies (Note 16)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2015 and 2014, respectively	—	—
Common stock, $0.01 par value; 600,000,000 shares authorized, 53,871,484 and 61,233,850 shares issued and outstanding at December 31, 2015 and 2014, respectively	539	612
Additional paid-in capital	559,910	634,946
Accumulated other comprehensive loss	(41,543)	(26,200)
Accumulated deficit	(301,472)	(217,149)
Total shareholders' equity	217,434	392,209
Total liabilities and shareholders' equity	$1,211,219	$1,241,365

The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities
Net income (loss)	$117,047	$(23,470)	$(41,529)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,014	54,543	58,473
Stock repurchase costs	1,637	—	—
Amortization of capitalized loan fees	1,346	5,700	7,073
Share-based compensation	5,074	3,370	2,419
Provision (recovery) for doubtful accounts	(144)	2,435	77
Deferred income taxes	4,134	(14,837)	3,646
Foreign currency adjustments	(795)	(7,390)	409
Asset impairment charges	3,931	17,245	—
Loss on extinguishment of debt and other debt refinancing costs	9,795	49,227	—
Excess income tax benefits from share-based awards	(975)	—	—
Other adjustments	(82)	(853)	477
Changes in operating assets and liabilities:
Accounts receivable billed and unbilled	(54,073)	(24,259)	(2,537)
Accounts payable and accrued expenses	8,186	25,743	(438)
Deferred revenue	68,500	42,742	7,036
Other assets and liabilities	(14,855)	1,251	2,164
Net cash provided by operating activities	204,740	131,447	37,270

Investing activities
Acquisition of business, net of cash acquired	—	(2,302)	—
Purchase of property and equipment	(21,111)	(25,551)	(17,714)
Net cash used in investing activities	(21,111)	(27,853)	(17,714)

The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Financing activities
Proceeds from issuance of long-term debt	$525,000	$288,365	$2,835
Payments of debt financing costs	(4,987)	(5,364)	—
Payments on long-term debt	(475,001)	(164,095)	(3,520)
Proceeds from revolving credit facility	45,000	—	—
Repayment of revolving credit facility	(15,000)	—	—
Payment of notes payable and breakage fees	—	(336,385)	—
Payments related to business combinations	(973)	—	(1,266)
Principal payments toward capital lease obligations	(452)	(2,680)	(3,307)
Payments of stock repurchase costs	(1,423)	—	—
Payments for repurchase of common stock	(285,000)	(38)	(1,390)
Proceeds from the issuance of common stock	—	156,113	—
Proceeds from the exercise of stock options	3,656	145	307
Payments related to tax withholding for share-based compensation	(3,194)	—	—
Excess income tax benefits from share-based awards	975	—	—
Dividends paid	—	(375)	(500)
Redemption of New Class C and D common stock	—	(3,384)	—
Net cash used in financing activities	(211,399)	(67,698)	(6,841)

Effect of exchange rate changes on cash and cash equivalents	(13,672)	(6,415)	2,894
Net change in cash and cash equivalents	(41,442)	29,481	15,609
Cash and cash equivalents at the beginning of the year	126,453	96,972	81,363
Cash and cash equivalents at the end of the year	$85,011	$126,453	$96,972

Supplemental disclosure of cash flow information
Cash paid for income taxes	$8,251	$6,304	$2,896
Cash paid for interest	17,533	64,347	54,191

Supplemental disclosure of noncash investing and financing activities
Capital lease obligations for purchase of property and equipment	$—	$—	$470
The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
	(in thousands)
Balance at December 31, 2012	104,015	$1,051	$477,853	$(5,361)	$(9,911)	$(146,802)	$316,830
Treasury stock acquired	(292)	—	—	(1,390)	—	—	(1,390)
Exercise of stock options	72	—	307	—	—	—	307
Share-based compensation	—	—	2,419	—	—	—	2,419
Dividends paid	—	—	—	—	—	(500)	(500)
Net loss	—	—	—	—	—	(41,529)	(41,529)
Foreign currency translation adjustment, net of tax expense, $44	—	—	—	—	70	—	70
Balance at December 31, 2013	103,795	1,051	480,579	(6,751)	(9,841)	(188,831)	276,207
Issuance of common stock	9,324	93	156,020	—	—	—	156,113
Redemption of New Class D common stock	(51,910)	(519)	510	—	—	—	(9)
Treasury stock acquired	(4)	—	—	(38)	—	—	(38)
Treasury stock retired	—	(14)	(5,677)	6,789	—	(1,098)	—
Exercise of stock options	29	1	144	—	—	—	145
Share-based compensation	—	—	3,370	—	—	—	3,370
Dividends paid	—	—	—	—	—	(375)	(375)
Redemption of New Class C common stock	—	—	—	—	—	(3,375)	(3,375)
Net loss	—	—	—	—	—	(23,470)	(23,470)
Foreign currency translation adjustment, net of tax benefit, $44	—	—	—	—	(16,359)	—	(16,359)
Balance at December 31, 2014	61,234	612	634,946	—	(26,200)	(217,149)	392,209
Stock Repurchase	(8,054)	(80)	(83,550)	—	—	(201,370)	(285,000)
Net Exercise of stock options and payment for tax withholding	156	2	(3,196)	—	—	—	(3,194)
Exercise of stock options	535	5	5,661	—	—	—	5,666
Share-based compensation	—	—	5,074	—	—	—	5,074
Income tax benefit from share-based award activities	—	—	975	—	—	—	975
Net income	—	—	—	—	—	117,047	117,047
Foreign currency translation adjustment, net of tax expense, $0	—	—	—	—	(15,343)	—	(15,343)
Balance at December 31, 2015	53,871	$539	$559,910	$—	$(41,543)	$(301,472)	$217,434
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
Organization
On August 13, 2010, the Company was incorporated in the State of Delaware for the purpose of acquiring the outstanding equity of INC Research, Inc. through INC Research Intermediate, LLC, ("INC Intermediate") a wholly-owned subsidiary of the Company. On November 7, 2014, in conjunction with the initial public offering (IPO) the Company effected a corporate reorganization, whereby INC Intermediate was merged with and into the Company.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), and include the accounts and results of operations of the Company and its controlled subsidiaries. All intercompany balances and transactions are eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses during the periods, as well as disclosures of contingent assets and liabilities at the date of the financial statements. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, share-based compensation, valuation of goodwill and identifiable intangibles, tax related contingencies and valuation allowances, allowance for doubtful accounts, litigation contingencies, among others. These estimates are based on the information available to management at the time these estimates, judgments, and assumptions are made. Actual results may differ materially from these estimates.
Reclassifications
The Company has elected to early adopt ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs as of December 31, 2015. As such, certain prior period amounts have been reclassified to retroactively conform to the current period presentation under this standard. These changes had no effect on previously reported total revenue, net income, comprehensive income or shareholders’ equity.
Foreign Currency Translation and Transactions
The Company's significant foreign subsidiaries maintain their accounting records in their local currency. All of the assets and liabilities of these subsidiaries are converted to U.S. dollars, at the exchange rate in effect at the balance sheet date, and equity accounts are carried at historical exchange rates. Income and expense items are translated at average exchange rates in effect during each reporting period for the results of operations. The net effect of foreign currency translation adjustments is included in shareholder's equity as a component of accumulated other comprehensive income (loss) in the accompanying Consolidated Balance Sheets.
The Company is subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. Foreign currency transaction gains or losses are credited or charged to income as incurred and are included in other income (expense), net in the accompanying Consolidated Statements of Operations.
Other Comprehensive Income (Loss)
The Company has elected to present comprehensive income (loss) and its components as a separate statement. Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under U.S. GAAP are recorded as an element of shareholders' equity but are excluded from net income (loss). The Company's other comprehensive income (loss) consists of foreign currency translation adjustments resulting from the translation of foreign subsidiaries not using the U.S. dollar as their functional currency.
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
Fair Value
The Company records certain assets and liabilities at fair value (see "Note 5 - Fair Value Measurements"). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
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
In some cases, payments received are in excess of revenue recognized. Deferred revenue represents receipts of payments from customers in advance of services being provided and the related revenue being earned or reimbursable expenses being incurred. As the contracted services are subsequently performed and the associated revenue is recognized, the deferred revenue balance is reduced by the amount of the revenue recognized during the period.
Property and Equipment
Property and equipment is primarily comprised of furniture, software, office and computer equipment. These assets are depreciated using the straight-line method. The Company uses the estimated useful lives of up to:

Buildings	39 years
Furniture and equipment	5 years
Computer equipment and software	3 years
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
The Company capitalizes costs of computer software obtained for internal use and amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed three years.
Goodwill, Intangible Assets, and Long-Lived Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The Company evaluates goodwill for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The Company performs its impairment test by estimating the fair value of each reporting unit using a combination of the income approach (a discounted cash flow analysis) and the market approach (a guideline transaction method) for purposes of estimating the total enterprise value for the reporting unit. The income approach is based on, among other things, certain assumptions about expected future operating performance, growth rates and other factors.
Intangible assets consist primarily of trademarks, backlog, and customer relationships. Finite-lived trademarks, backlog and technologies are being amortized on a straight-line basis. Customer relationships are being amortized at the greater of actual customer attrition or a straight-line basis over the estimated useful lives. Certain trademarks have an indefinite life and are not amortized but instead are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired. The Company tests finite-lived intangible assets for impairment upon the occurrence of certain triggering events. The finite-lived intangible assets are amortized over their estimated useful lives. As of December 31, 2015 and 2014, the estimated useful lives of the Company's intangible assets were as follows:

Useful Life (Years)
Customer relationships	6 – 10
Acquired backlog	1 – 3
Trademarks — INC	Indefinite
Trademarks — other	2.5
Noncompete agreements	3
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

The Company's arrangements are principally service contracts and historically, a majority of the net service revenue has been earned under contracts which range in duration from a few months to several years. Most of the Company's contracts can be terminated by the customer with a 30 day notice. In the event of termination, our contracts often provide for fees for winding down the project, which include both fees incurred and actual expenses and non-cancellable expenditures and may include a fee to cover a percentage of the remaining professional fees on the project. The Company does not recognize revenue with respect to start-up activities including contract and scope negotiation, feasibility analysis and conflict of interest review associated with contracts. The costs for these activities are expensed as incurred.
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
The Company offers volume discounts to its large customers based on annual volume thresholds. The Company records an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.
Reimbursable Out-of-Pocket Expenses
In connection with management of multi-site clinical trials, the Company is reimbursed by its customers for fees paid to principal investigators and for other out-of-pocket costs (such as travel expenses for the Company's clinical monitors). The Company includes these costs in total operating expenses, and the related reimbursements are reflected in total revenue, as the Company is deemed to be the primary obligor in the applicable arrangements. The Company records costs for such activities based upon payment requests or invoices that have been received from third parties in the periods presented.
Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the fair value of the shares on the grant date. The Company measures share-based compensation expense at grant date, based on the estimated fair value of the award. The Company estimates the fair value of each option award on the grant date using the Black-Scholes option-pricing model. The model requires the use of a number of complex and subjective variables, including the expected stock price volatility over the term of the award, actual and projected employee stock option exercise behaviors, the risk-free interest rate and expected dividends. Due to the inherent limitations of option valuation models, future events that are unpredictable and the estimation process utilized in determining the valuation of the share-based awards, the ultimate value realized by award holders may vary significantly from the amounts expensed in the Company's financial statements. For restricted stock and stock unit awards, the grant date fair value is based upon the market price of the Company's common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.

The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted. The use of this model requires the Company to make a number of subjective assumptions. The following addresses each of these assumptions and describes the methodology for determining each assumption:
Fair value of our common stock - Subsequent to the IPO, the fair value of our common stock is based upon the market price of our common stock on the date of the grant as listed on the NASDAQ. Due to the absence of an active market for our common stock prior to our IPO, the fair value of our common stock on the date of the grant was determined in good faith by our Board of Directors with the assistance of management, based on a number of objective and subjective factors consistent with the methodologies outlined in the AICPA Practice Aid. Each quarter a contemporaneous valuation of our common stock was performed by a related party. For all contemporaneous valuations performed, two commonly accepted valuation approaches were applied to estimate our enterprise value: the guideline public company method and the guideline transactions method. These methods both select a valuation multiple from comparable public companies or transactions, making adjustments for our strengths and weaknesses relative to the selected companies and transactions and applied it to our operating data to determine enterprise value.
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
Share-based compensation expense is recognized on a straight line basis and net of estimated forfeitures such that expense is recognized only for share-based awards that are expected to vest. A forfeiture rate is estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differ from initial estimates. Share-based compensation expense is recorded in direct costs and selling, general and administrative expenses in the consolidated statements of operations based on the employees' respective function.
The Company records deferred tax assets for awards that result in deductions on the Company's income tax returns, based on the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which it will receive a deduction, using the with-and-without method. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in the consolidated statements of operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).
Income Taxes
The Company and its United States (U.S.) subsidiaries file a consolidated U.S. federal income tax return. Other subsidiaries of the Company file tax returns in their local jurisdictions.
The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities are recognized in net earnings in the period during which such changes are enacted. The Company records deferred tax assets and liabilities based on temporary differences between the financial statement and tax bases of assets and liabilities and for tax benefit carryforwards using enacted tax rates in effect in the year in which the differences are expected to reverse. During 2015, the Company elected to early adopt ASU No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes, on a prospective basis. As such, all current year deferred tax assets and liabilities are classified as noncurrent assets and liabilities in the Consolidated Balance Sheets, however, prior periods were not retrospectively adjusted.
Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, and has considered the implementation of prudent and feasible tax planning strategies. If a valuation allowance is deemed to be unnecessary, such allowance is released in the current period and any related benefit is recognized in the period of the change.
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
Advertising Costs
Advertising costs include costs incurred to promote the Company's business and are expensed as incurred. Advertising costs were $4.4 million, $3.4 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Earnings Per Share
The Company determines earnings per share in accordance with the authoritative guidance for earnings per share. Subsequent to the IPO, the Company has one class of common stock for purposes of the earnings per share calculation and therefore computes basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share are computed in the same manner as basic earnings per share, except that the number of shares is increased to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefit that would be recognized in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares.
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
Segment Information
The Company discloses information concerning operating segments in accordance with the authoritative guidance for segment reporting, which requires segmentation based on the Company's internal organization and reporting of revenues and operating income based upon internal accounting methods commonly referred to as the "management approach." Operating segments are defined as components of an enterprise about which separate financial information is available. This information is evaluated regularly by the Chief Operating Decision Maker (CODM) or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's CODM is its CEO. During the fourth quarter of 2015, the Company reorganized its operating segments to reflect the current structure under which performance is evaluated, strategic decisions are made and resources are allocated. As a result, beginning as of the year ended December 31, 2015, the Company reports financial performance under the new reportable segments described in "Note 12 - Segment Information." The Company has determined that it currently has two operating and reportable segments: Clinical Development Services and Phase I Services. Certain prior period amounts have been recast to conform to the new operating segment reporting structure. This change primarily impacted "Note 2 - Financial Statement Details - Goodwill and Intangible Assets" and "Note 12 - Segment Information" and had no effect on the Company's previously reported total revenue, net income, comprehensive income (loss) or shareholders’ equity.
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
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle -based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year and modified the standard to allow early adoption. For public entities, the standard is now effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.
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
2. Financial Statement Details
Accounts Receivable Billed, net
Accounts receivable, net of allowance for doubtful accounts, consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Accounts receivable, billed	$161,872	$133,997
Less allowance for doubtful accounts	(3,557)	(3,727)
Accounts receivable, billed, net	$158,315	$130,270
The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at the beginning of the period	$(3,727)	$(1,384)	$(1,748)
Current year recovery (provision)	144	(2,435)	(77)
Write-offs, net of recoveries	26	92	441
Balance at the end of the period	$(3,557)	$(3,727)	$(1,384)

Property and Equipment, net
Property and equipment, net of accumulated depreciation, consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Software	$33,087	$30,807
Computer equipment	23,764	20,588
Leasehold improvements	13,920	12,424
Office furniture, fixtures, and equipment	9,173	8,301
Real property	4,597	5,114
Assets not yet placed in service	7,491	5,698
	92,032	82,932
Less accumulated depreciation	(47,219)	(39,207)
Property and equipment, net	$44,813	$43,725
As discussed further below, during the first quarter of 2015 the Company observed deteriorating performance in its Phase I Services asset group and reporting unit due to reduced revenue resulting from cancellations and lower than expected new business awards, which triggered an evaluation of both long-lived assets and goodwill for potential impairment. In accordance with the authoritative guidance for Property, Plant and Equipment under ASC 360, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of its related group of assets. If impairment exists, the impairment loss is measured and recorded based on the amount by which the carrying amount of the long-lived asset (asset group) exceeds its fair value. The indirect cost valuation approach was used to estimate the fair value. Under this valuation approach, the Company estimated the fair value by applying an index or trend factor to the historical cost. As a result of this evaluation, the Company recorded a long-lived asset impairment charge of $1.0 million associated with the Phase I Services reporting unit.
Goodwill and Intangible Assets
During the second quarter of 2014, the Company determined that the Global Consulting, a component of the Clinical Development segment, and Phase I Services reporting units, were not performing according to management's expectations. The reporting units had declining revenues and minimal profitability and were not expected to recover in the near term, resulting in a triggering event requiring an evaluation of goodwill and intangible assets for impairment. As a result of this evaluation, the Company recorded a $9.2 million impairment of goodwill and an $8.0 million impairment of intangible assets. The impairment of the intangible assets included $3.5 million associated with the Phase I Services reporting unit and $4.5 million associated with the Global Consulting reporting unit within the Clinical Development segment.
In connection with the annual goodwill impairment analysis performed in the fourth quarter of 2014, the Company's Phase I Services reporting unit failed Step I of the goodwill impairment test. The Company performed Step II of the goodwill impairment test to asses if the goodwill has been impaired, which resulted in no further impairment during 2014.
During the first quarter of 2015, the Company continued to observe deteriorating performance due to reduced revenue resulting from cancellations and lower than expected new business awards in its Phase I Services asset group and reporting unit. This resulted in a triggering event requiring an evaluation of both long-lived assets and goodwill for potential impairment. As of the date of this evaluation, there were no remaining intangible assets associated with Phase I Services. As a result of this evaluation, the Company recorded a $2.9 million impairment of goodwill. In total, the Company recorded asset impairment charges of $3.9 million associated with the Phase I Services reporting unit related to long-lived assets and goodwill for the year ended December 31, 2015.
As discussed in "Note 12 - Segment Information," during the fourth quarter of the year ended December 31, 2015, the Company changed its segment reporting. This resulted in a combination of two of the Company's reporting units for purposes evaluating Goodwill impairment. The Company has combined the Goodwill of the two previously separate reporting units and combined the information reported separately in the prior years. The Company completed an assessment of any potential goodwill impairment for all reporting units immediately before and after restructuring of the reporting units and determined that no impairment existed.
The changes in carrying amount of goodwill were as follows (in thousands):

	Total	Clinical Development Services	Phase I Services
Balance at December 31, 2013:
Gross goodwill	$567,365	$559,223	$8,142
Accumulated impairment losses	(4,000)	—	(4,000)
Total goodwill and accumulated impairment losses	563,365	559,223	4,142
2014 Activity:
Acquisition of MEK	2,327	2,327	—
Impairment of goodwill	(9,243)	(8,024)	(1,219)
Impact of foreign currency translation and other	414	414	—
Balance at December 31, 2014:
Gross goodwill	570,106	561,964	8,142
Accumulated impairment losses	(13,243)	(8,024)	(5,219)
Total goodwill and accumulated impairment losses	556,863	553,940	2,923
2015 Activity:
Impairment of goodwill	(2,923)	—	(2,923)
Impact of foreign currency translation and other	(932)	(932)	—
Balance at December 31, 2015:
Gross goodwill	569,174	561,032	8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Total goodwill and accumulated impairment losses	$553,008	$553,008	$—
Intangible assets, net consisted of the following (in thousands):

	December 31, 2015			December 31, 2014
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets with finite lives:
Customer relationships	$267,720	$(150,380)	$117,340	$267,955	$(112,617)	$155,338
Acquired backlog	—	—	—	2,049	(2,049)	—
Trademarks — other	—	—	—	204	(183)	21
Noncompete agreements	—	—	—	57	(57)	—
Total intangible assets with finite lives	267,720	(150,380)	117,340	270,265	(114,906)	155,359
Trademarks — INC — indefinite-lived	35,000	—	35,000	35,000	—	35,000
Intangible assets, net	$302,720	$(150,380)	$152,340	$305,265	$(114,906)	$190,359

The identifiable intangible assets are amortized over their estimated useful lives. The future estimated amortization expense for intangible assets is expected to be as follows (in thousands):

Fiscal Year Ending:
December 31, 2016	$37,830
December 31, 2017	28,447
December 31, 2018	19,064
December 31, 2019	19,064
December 31, 2020	12,770
Thereafter	165
Total	$117,340
Other Long-Term Assets
Other long-term assets primarily consists of deposits and tax related assets. The Company recorded long-term prepaid tax assets and tax credits that resulted in an increase of $17.4 million in other long-term assets for the year ended December 31, 2015. These prepaid taxes and credits will be amortized into tax expense over a period ranging from 3 years to 15 years.
Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Compensation, including bonuses, fringe benefits, and payroll taxes	$71,013	$64,555
Accrued interest	368	2,678
Accrued taxes	4,202	10,784
Accrued rebates to customers	11,370	7,742
Accrued professional fees	5,190	6,614
Accrued restructuring costs, current portion	2,230	1,777
Contingent consideration payable on acquisitions	—	1,113
Current portion of deferred income tax liability	—	319
Other liabilities	16,889	16,073
Total accrued liabilities	$111,262	$111,655
Other long-term liabilities consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Uncertain tax positions	$9,354	$13,012
Accrued restructuring costs, less current portion	2,496	4,367
Other liabilities	7,242	10,047
Total other long-term liabilities	$19,092	$27,426
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	December 31, 2015	December 31, 2014	December 31, 2013
Net realized foreign currency gain (loss)	$2,237	$124	$(1,360)
Net unrealized foreign currency gain (loss)	795	7,390	(409)
Other, net	825	175	120
Total other income (expense), net	$3,857	$7,689	$(1,649)

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
During the second quarter of 2015, the Company finalized the amount of the contingent consideration based on the achievement of the pre-agreed targets. The final contingent consideration totaled $0.8 million and, as a result, the Company released $0.2 million of accrued liabilities. The reduction in the contingent consideration was recorded in the "Other income (expense), net" line item in the Condensed Consolidated Statements of Operations. Additionally, the Company paid the former owners of MEK the $0.5 million of cash previously withheld to cover potential indemnification claims.
Since the period of acquisition, the Company has recognized a total of $1.5 million of compensation expense for the successful retention of operational staff and certain key employees, including $0.6 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively. The remaining $0.5 million of contingent consideration will be accrued and expensed ratably over the contingent employment periods, to the extent it is earned. This contingent consideration is included as compensation expense within "Direct costs" line item in the Consolidated Statements of Operations.

4. Debt and Leases
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
As of December 31, 2015, $475.0 million was outstanding on the 2015 Term Loan and $30.0 million was outstanding on the 2015 Revolver. Beginning on September 30, 2015 and continuing through March 31, 2020, the 2015 Term Loan has scheduled quarterly principal payments of the initial principal borrowed of 1.25%, or $6.6 million per quarter in year 1; 1.875%, or $9.8 million per quarter in years 2 and 3; 2.50%, or $13.1 million per quarter in year 4; and 3.125%, or $16.4 million per quarter in year 5; with the remaining outstanding principal due on May 14, 2020. On June 15, 2015, the Company made a $50.0 million prepayment on the term loan which will be applied against the regularly-scheduled quarterly principal payments. As such, the Company will not be required to make a mandatory principal payment until March 31, 2017.
The 2015 Credit Agreement provides Eurodollar Rate and Base Rate term loans. Eurodollar Rate term loans are one-, two-, three-, or six-month loans (or, with permission, twelve-months) and interest is due on the last day of each three-month period of the loans. Base Rate term loans have interest due the last day of each calendar quarter-end. In advance of the last day of the then-current type of loan, the Company may select a new type of loan, so long as it does not extend beyond May 14, 2020.
The 2015 Revolver includes letters of credit ("LOCs") and swingline loans available in an amount not to exceed $15.0 million each. Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Eurodollar Rate revolving loans plus fronting fees. The fee is payable quarterly in arrears on the last day of the calendar quarter after the issuance date until the underlying LOC expires. As of December 31, 2015, there were $30.0 million in revolver borrowings, $0.8 million of LOCs, and no swingline loans outstanding, leaving $119.2 million in available borrowings under the 2015 Revolver.
The 2015 Term Loan and 2015 Revolver bear interest at a rate per annum equal to an applicable margin plus, at the Borrower's option, either: (i) a base rate determined by reference to the highest of: (a) the Prime Rate in effect on such date, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00%; and (c) the sum of (1) the Eurodollar Rate that would be payable on such day for the Eurodollar Rate Loan with a one-month interest period, and (2) 1.00%; or (ii) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain reserve requirements (Eurodollar Rate).
The applicable margin with respect to Base Rate is between 0.50% and 1.25% and the applicable margin with respect to the Eurodollar Rate borrowings is between 1.50% and 2.25% depending on the "Secured Net Leverage Ratio" (as defined in the 2015 Credit Agreement). The Company also pays a quarterly Commitment Fee between 0.20% and 0.35% on the average daily unused balance of the 2015 Revolver depending on the Secured Net Leverage Ratio at the adjustment date. As of December 31, 2015, the interest rate on the 2015 Term Loan was 2.16% and the interest rate of the 2015 Revolver was 4.25%.
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

The Company's maturities of obligations under the 2015 Credit Agreement for the years following December 31, 2015, are as follows (in thousands):

2016	$30,000
2017	35,313
2018	45,938
2019	59,062
2020	334,687
Deferred issuance costs	(3,161)
Total long-term debt	501,839
Less current portion	(29,804)
Total long-term debt, less current portion	$472,035

2015 and 2014 Refinancings
On May 14, 2015, the Company entered into the 2015 Credit Agreement and used the proceeds to repay all of its outstanding obligations under the 2014 Credit Agreement and paid transaction costs associated with the 2015 Credit Agreement. In addition, the Company recognized a $9.4 million loss on extinguishment of the 2014 Credit Agreement, which was comprised of $5.1 million of unamortized discount and $4.3 million of unamortized debt issuance costs. In June 2015, the Company made a prepayment of $50.0 million under the 2015 Credit Agreement. As a result, the Company recognized an additional $0.4 million loss on extinguishment of debt. The 2014 Credit Agreement was comprised of a $425.0 million term loan B, a $100.0 million revolving line of credit, and letter of credit and swingline facilities. The 2014 Credit Agreement bore interest at approximately 4.5% during 2015 prior to repayment.
During 2014, the Company had debt under the 2011 Credit Agreement which was comprised of a $300.0 million term loan, a $75.0 million revolving line of credit and a letter of credit and swingline facilities. In November 2014, the Company used the proceeds from its IPO and the 2014 Credit Agreement, plus cash on hand, to repay all of its outstanding obligations under the 2011 Credit Agreement and fully redeem its $300.0 million in 11.5% 2011 Senior Notes. In addition, the Company was required to pay a redemption premium and make-whole interest of $36.4 million and recorded a $5.9 million loss on extinguishment related to the write-off of unamortized debt issuance costs. In connection with the refinancing, the Company also recognized a $4.4 million loss on extinguishment of the 2011 Credit Agreement which was comprised of $1.9 million of unamortized debt issuance costs and $2.5 million of unamortized discount.
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
In addition, the 2015 Credit Agreement contains financial covenants that require the Company to maintain a minimum Secured Net Leverage Ratio and Interest Coverage Ratio as of the last day of any four consecutive fiscal quarters. The Secured Net Leverage ratio is calculated as a relationship between the level of secured outstanding borrowings and Consolidated EBITDA. The new covenant requires the Company to maintain a Secured Leverage Ratio of no more than 4 to 1 and an Interest Coverage Ratio of no less than 3 to 1. The Company was in compliance with its debt covenants during the years ended December 2015, 2014 and 2013.

Debt Issuance Costs and Debt Discounts
The Company recorded debt issuance costs related to its 2015 and 2014 term loans of approximately $2.9 million and $3.7 million as of December 31, 2015 and 2014, respectively. These costs were recorded as a reduction of the principal balance of the associated debt and are being amortized as a component of interest expense using the effective interest method over the term of the 2015 Term Loan.
The Company recorded total debt issuance costs related to its 2015 and 2014 revolving lines of credit of approximately $1.0 million and $0.9 million as of December 31, 2015 and 2014, respectively. Due to the outstanding balance of $30.0 million under the 2015 Revolver at December 31, 2015, the Company has included $0.2 million, representing a prorata portion of these costs, as a direct reduction in the principal balance of the revolver. Debt issuance costs associated with the unused portion of the revolver of $0.8 million and $0.9 million as of December 31, 2015 and 2014, respectively, are included in other assets in the Consolidated Balance Sheets. The debt issuance costs are amortized as a component of interest expense using the effective interest method over the term of the 2015 Revolver.
Borrowings under the Company’s 2014 Credit Agreement were issued net of a discount. As a result, the Company had a net discount balance of $5.5 million as of December 31, 2014. The discount was recorded as reduction of the principal balance and was accreted up as a component of interest expense using the effective interest method over the term of the debt arrangement.
Leases
The Company leases its office facilities under operating lease agreements that expire in various years through 2019 and records rent expense related to the leases on a straight-line basis over the term of the lease. Facilities rent expense was $18.3 million, $21.2 million and $20.7 million, for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company has a lease agreement for its corporate headquarters in Raleigh, North Carolina, that extends through February of 2019. The Company can exit the lease in February 2018, with payment of a $0.8 million termination fee.
Lease payments are subject to increases as specified in the lease agreements. Future minimum lease payments, by year and in the aggregate, under noncancellable operating leases as of December 31, 2015, were as follows (in thousands):

Operating Leases
2016	$19,402
2017	15,167
2018	10,814
2019	3,849
2020	1,622
2021 and thereafter	1,327
Total minimum payments	$52,181
No particular lease obligations rank senior in right of payment to any other. There were no capital lease obligations as of December 31, 2015. The gross value of assets under capital leases at December 31, 2014 was approximately $9.2 million. These assets mainly consisted of software and computer equipment and were included in property and equipment. The accumulated depreciation associated with these assets at December 31, 2014, was approximately $8.9 million. Depreciation of capital lease assets is included in depreciation expense in the consolidated statements of operations.

5. Fair Value Measurements
At December 31, 2015 and 2014, the Company's financial instruments included cash and cash equivalents, restricted cash, accounts receivable, account payable, accrued liabilities and debt. The fair value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments.
The fair value of the Company's debt is determined based on market prices for identical or similar financial instruments or model-derived valuations based on observable inputs and falls under Level 2 of the fair value hierarchy as defined in the authoritative guidance. The estimated fair value of the Company's debt was $505.0 million and $423.4 million at December 31, 2015 and 2014, respectively.
The Company does not have any recurring fair value measurements. There were no transfers between Level 1, Level 2 or Level 3 during the years ended December 31, 2015 and 2014.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangibles, are carried on the accompanying Consolidated Balance Sheets at cost and are not remeasured to fair value on a recurring basis. These assets are tested for impairment annually and when a triggering event occurs. As of December 31, 2015 and 2014, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $705.3 million and $747.2 million, respectively.
The fair value of these assets fall under Level 3 of the fair value hierarchy as defined in the authoritative guidance and the fair value is estimated as follows:
Goodwill — At December 31, 2015 and 2014, the Company had recorded goodwill of $553.0 million and $556.9 million, respectively. Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when an acquisition is accounted for using the purchase method. The Company performs quantitative goodwill impairment assessment on each reporting unit. The Company derives each reporting unit's fair value through a combination of the market approach (the guideline publicly traded company method) and the income approach (a discounted cash flow analysis). The Company then compares the carrying value of each reporting unit, inclusive of its assigned goodwill, to its fair value.
If the carrying value of the net assets assigned to the reporting unit exceeds the estimated fair value of the reporting unit, the Company performs the second step of the impairment test to determine the implied estimated fair value of the reporting unit's goodwill. The Company determines the implied estimated fair value of goodwill by determining the present value of the estimated future cash flows for each reporting unit and comparing the reporting unit's risk profile and growth prospects to selected, reasonably similar publicly traded companies. During 2015 and 2014, the Company recognized approximately $2.9 million and $9.2 million, respectively, of impairment related to goodwill, as discussed in "Note 2 - Financial Statement Details".
Finite-lived Intangible Assets — At December 31, 2015 and 2014, the Company had recorded finite-lived intangible assets of $117.3 million and $155.4 million, respectively. If a triggering event occurs, the Company determines the estimated fair value of finite-lived intangible assets by determining the present value of the expected cash flows. During 2014, the Company recognized approximately $8.0 million of impairment related to finite-lived intangible assets, as discussed in "Note 2 - Financial Statement Details".
Indefinite-lived Intangible Assets — At both December 31, 2015 and 2014, the Company had recorded indefinite-lived intangible assets of $35.0 million. When evaluating indefinite-lived intangible assets for impairment, the Company performs a quantitative impairment analysis. The Company determines the estimated fair value of the indefinite-lived intangible asset (trademark) by determining the present value of the estimated royalty payments on an after-tax basis that it would be required to pay the owner for the right to use such trade name. If the carrying amount exceeds the estimated fair value, an impairment loss is recognized in an amount equal to the excess. No indication of impairment was identified during the Company's annual review.

6. Restructuring and Other Costs
2011 Integration and Realignment Plan
In July 2011, after the closing of the acquisition of Kendle International Inc., (Kendle), the Company adopted a plan to restructure and integrate operations to reduce expenses and improve operating efficiencies principally through headcount reduction, elimination of redundant facilities and operating infrastructure. The plan was completed in 2013. Costs included in the restructuring plan were employee severance, office consolidation costs, and information technology, legal, consulting, and other administrative costs related to the integration of Kendle. For the year ended December 31, 2013 the Company recorded total pre-tax charges of $2.1 million.
2013 Realignment Plan
In March 2013, the Company adopted a plan to better align headcount and costs with the current geographic sources and mix of revenue. The Company incurred $7.9 million in severance costs and $1.8 million of facility closure cost for the year ended December 31, 2013. Actions under this plan were substantially completed by December 31, 2013.
2014 Realignment Plan
During 2014, the Company initiated restructuring activities worldwide, primarily related to the closure of its Glasgow facility and partial closure of its Cincinnati facility which was initiated during the second quarter of 2014. The Company incurred $2.7 million of severance costs and $3.4 million in facility closure expenses related to these restructuring activities. Actions under this plan were completed by December 31, 2014.
2015 Realignment Plan
During the second and fourth quarters of 2015, the Company initiated restructuring activities to better align its resources worldwide. Specifically, the Company initiated a plan to reduce its workforce by approximately 70 employees, primarily in the United States and certain countries in Europe primarily within clinical operations, principally within the Clinical Development Services operations group and several corporate administrative functions. The Company completed the majority of these actions by December 31, 2015. Under this plan the Company incurred $2.7 million of severance costs related to these activities during 2015.
For the year ended December 31, 2015, the Company recorded a net reduction in facility closure expenses of $0.9 million. During the year, the Company reversed previously accrued liabilities as a result of completing negotiations with respect to exiting certain facilities and reduced its exit cost estimates related to certain lease agreements as a result of subleasing a portion of facilities previously exited along with the return of a tenant improvement allowance. These adjustments were partially offset by expenses related to early lease termination fees and accruals for closure of smaller locations as the Company continues to optimize its facilities portfolio.

The costs related to all plans are included in "Restructuring and other costs" line item in the Consolidated Statements of Operations. Restructuring costs are not allocated to the Company’s reportable segments because they are not part of the segment performance measures regularly reviewed by management. During the years ended December 31, 2015, 2014 and 2013 the Company made payments and provision adjustments for all plans as presented below (in thousands):

	Employee Severance Costs	Facility Closure Charges	Other Charges	Total
Balance at December 31, 2012	$2,573	$6,665	$851	$10,089
Expenses incurred	7,892	1,829	2,107	11,828
Payments made	(10,465)	(2,957)	(2,473)	(15,895)
Balance at December 31, 2013	—	5,537	485	6,022
Expenses incurred	2,716	3,445	31	6,192
Payments made	(2,716)	(2,838)	(516)	(6,070)
Balance at December 31, 2014	—	6,144	—	6,144
Expenses incurred	2,666	(881)	—	1,785
Payments made	(1,601)	(1,602)	—	(3,203)
Balance at December 31, 2015	$1,065	$3,661	$—	$4,726
7. Shareholders' Equity
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
Stock Split and Corporate Reorganization
On October 30, 2014, the Company's Board of Directors approved amendments to the Company's Certificate of Incorporation that affected an 8.45 to 1 reverse stock split for Class A and Class B common stock, which became effective as of the date of the IPO on November 7, 2014. The par value of the common stock after each stock split remained $0.01 per common share.
On November 7, 2014, in conjunction with the IPO the Company effected a corporate reorganization, whereby INC Intermediate, was merged with and into the Company. In conjunction with the reorganization, the Company authorized 300,000,000 shares of New Class A common stock, 300,000,000 shares of New Class B common stock and 30,000,000 shares of preferred stock with a par value of $0.01 per share. Additionally, as part of the merger, (i) each then outstanding share of the Company's Class A common stock held by shareholders other than an affiliate of the Ontario Teachers' Pension Plan Board, or OTPP, was converted into one share of New Class A common stock, (ii) each then outstanding share of Class A common stock held by an affiliate of OTPP was converted into one share of New Class B common stock, (iii) each then outstanding share of Class B common stock was converted into New Class D common stock, and (iv) each then outstanding share of Class C common stock was converted into one share of New Class C common stock. The New Class B common stock is convertible into New Class A common stock at any time. Upon completion of the reorganization OTPP immediately converted New Class B common shares into New Class A common shares such that it owned 29.0% of the New Class A common stock. During 2015, all remaining shares of New Class B common stock were converted into New Class A common stock.
The Board of Directors also approved the redemption of all the outstanding shares of New Class C common stock and New Class D common stock for $3.4 million and $9,000, respectively, using cash on hand, and the retirement of all treasury shares. As of December 31, 2014, the Company recorded the cost of redemption of the New Class C and New Class D common stock as a reduction to shareholder's equity in its Consolidated Balance Sheet. The par value of the shares redeemed was charged to common stock, with the excess of the purchase price over par first charged against any available additional paid-in capital related to the redeemed class of stock, and the balance charged to accumulated deficit. As a result of this transaction, $3.4 million was applied against accumulated deficit. Additionally, as of December 31, 2014, the Company retired all of its treasury shares. The par value of the shares retired was charged to common stock, with the excess of the repurchase price over par charged on a pro rata basis against additional paid-in capital and accumulated deficit.
Subsequent to the redemptions of the New Class C common stock and the New Class D common stock discussed above, the Company amended its Certificate of Incorporation to eliminate the New Class C common stock and the New Class D common stock from its authorized capital stock.
Stock Repurchases and Secondary Offerings
In May 2015, the Company repurchased 5,053,482 shares of its Class A common stock pursuant to an agreement with investment funds affiliated with its Sponsors, Avista Capital Partners, L.P. ("Avista") and Ontario Teachers' Pension Plan Board ("OTPP"), in a private transaction at a price of approximately $29.68 per share, resulting in a total purchase price of approximately $150.0 million. In conjunction with this transaction, the Company's Sponsors and certain other shareholders sold at the same price in a registered secondary common stock offering 8,050,000 shares of the Company's common stock, including 1,050,000 shares that were offered and sold pursuant to the underwriters' exercise in full of its option to purchase additional shares. Immediately following this transaction, OTPP, which was the only holder of Class B common stock, elected to convert 6,866,555 Class B shares into Class A shares on the pre-established one-for-one basis.
In August 2015, the Company's Sponsors and certain other shareholders sold 8,000,000 shares of the Company's Class A common stock in a registered secondary common stock offering. Immediately following this transaction, OTPP elected to convert all outstanding Class B shares into Class A shares on the pre-established one-for-one basis.
In December 2015, the Company repurchased 3,000,000 shares of its Class A common stock pursuant to an agreement with investment funds affiliated with its Sponsors, Avista and OTPP, in a private transaction at a price of $45.00 per share, resulting in a total purchase price of approximately $135.0 million. In conjunction with this transaction, the Company's Sponsors sold at the same price in a registered secondary common stock offering 6,000,000 shares of the Company's common stock.

The following is a summary of the Company's authorized, issued and outstanding shares:

	As of December 31,
	2015	2014
Shares Authorized:
Class A common stock	300,000,000	300,000,000
Class B common stock	300,000,000	300,000,000
Class C common stock	—	—
Preferred stock	30,000,000	30,000,000
Total shares authorized	630,000,000	630,000,000
Shares Issued:
Class A common stock	53,871,484	51,199,856
Class B common stock	—	10,033,994
Class C common stock	—	—
Preferred stock	—	—
Total shares issued	53,871,484	61,233,850
Shares Outstanding:
Class A common stock	53,871,484	51,199,856
Class B common stock	—	10,033,994
Class C common stock	—	—
Preferred stock	—	—
Total shares outstanding	53,871,484	61,233,850
Voting Rights and Conversion Rights of the Common Stock
Subsequent to the corporate reorganization, each share of Class A common stock is entitled to one vote on all matters to be voted on by the shareholders of the Company, including the election of directors. Each share of Class B common stock is entitled to one vote on all matters to be voted on by the shareholders of the Company, except for the right to vote in the election of directors. Additionally, each share of Class B common stock is convertible (on a one-for-one basis) into Class A common stock at any time at the election of the holder.
Prior to the corporate reorganization, each share of Class A common stock was entitled to one vote on matters to be voted on by the shareholders of the Company, except with respect to the election of directors. Each Class B common stock was entitled to one vote with respect to the election of directors but had no vote on any other matters to be voted on by the shareholders of the Company. Each share Class C common stock was not entitled any vote on matters to be voted on by the shareholders of the Company unless such matter adversely affected the rights and preferences of Class C common stock with respect to "Special Dividends" (discussed below) payable to the holders of Class C common stock. Had such a matter adversely affected the rights and preferences of Special Dividends payable to the holders of Class C common stock, the affirmative vote of the holders of the majority of Class C common stock was required.
Dividend Rights and Preferences of the Common Stock
Subsequent to the corporate reorganization, the holders of Class A and Class B common stock are entitled to dividends on a pro rata basis at such time and in such amounts as, if and when declared by the Board of Directors of the Company.
Prior to the corporate reorganization, the holders of Class A common stock were entitled to dividends at such time and in such amounts as, if and when declared by the Board of Directors of the Company. However, the holders of Class A common stock were not entitled to participate in any Special Dividends. The holders of Class B common stock were not entitled to dividends of any amount at any time. The holders of Class C common were entitled to receive a Special Dividend of up to $0.5 million annually paid ratably throughout the year.

There were no dividends paid during the year ended December 31, 2015. Special dividends of $0.4 million and $0.5 million were paid to the shareholder of the one share of Class C common stock issued and outstanding during each of the years ended December 31, 2014 and 2013.
Liquidation Rights and Preferences of the Common Stock
Subsequent to the corporate reorganization, the holders of Class A and Class B common stock are entitled to participate on a pro rata basis in all distributions made in connection with a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
Prior to the corporate reorganization, the holders of Class A common stock were entitled to participate on a pro rata basis in all distributions to the holders of Class A common stock upon the occurrence of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, subsequent to the payment preference available to the holders of Class B common stock. The holders of Class B common stock were entitled to receive $0.000169 per share of Class B common stock, subject to adjustment for any stock splits, combinations or similar events, upon the voluntary or involuntary dissolution, liquidation, or winding up of the affairs of the Company. The holders of Class C common stock were not entitled to participate in any distributions to the holders of any class of capital stock of the Company in any liquidation, dissolution or winding up of the Company. However, the holders of Class C common stock were entitled to any accrued and unpaid Special Dividends prior to any amounts being paid in respect to any other class of capital stock of the Company.
8. Share-Based Compensation
Overview of Employee Share-Based Compensation Plans
The Company currently has one equity-based compensation plan, the INC Research Holdings, Inc. 2014 Equity Incentive Plan (the 2014 Plan), from which share-based awards are currently granted. In addition, the Company had the INC Research Holdings, Inc. 2010 Equity Incentive Plan (the 2010 Plan) that was terminated effective October 30, 2014, except as to outstanding awards. No further awards can be issued under the 2010 Plan. The 2014 Plan was established on November 3, 2014 and permits granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units (RSUs), cash performance awards or stock awards to employees, as well as non-employee directors and consultants. The terms of equity-based instruments granted are determined at the time of grant and are typically subject to such conditions as continued employment, passage of time and/or satisfaction of performance criteria. Stock options and RSUs typically vest ratably over three-year to five-year periods from the grant date. The Board of Directors and the Compensation Committee have the discretion to determine different vesting schedules. Stock options have a maximum term of ten years. The exercise price per share of stock options may not be less than the fair market value of a share of the Company's common stock on the date of grant. Upon the exercise of stock options or vesting of RSUs, the Company issues new shares of common stock.
As of December 31, 2015, the Company had equity grants outstanding under both the 2010 Plan and 2014 Plan. The maximum number of shares reserved for issuance under the Plans was 7,137,325, of which 2,536,974 shares were available for future grants as of December 31, 2015. In addition, under the 2014 Plan outstanding stock award or stock option grants canceled prior to vesting or exercise become available for future grants.

Stock Option Awards
The following table sets forth the summary of option activity under our Plans for the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	3,930,220	$11.64
Granted	447,886	41.65
Exercised	(854,592)	10.43
Forfeited	(91,845)	16.24
Expired	(10,244)	10.57
Outstanding at December 31, 2015	3,421,425	$15.75	7.21	$112,071
Vested and expected to vest at December 31, 2015	3,248,787	$15.52	7.16	$107,179
Exercisable at December 31, 2015	1,335,597	$10.61	6.12	$50,622
The options expected to vest are the result of applying the pre-vesting forfeiture rate assumptions to total outstanding options. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the aggregate difference between the closing price of our common stock on December 31, 2015 of $48.51 and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2015. As of December 31, 2015, there was $13.2 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.6 years.
Other information pertaining to the Company's stock option awards is as follows (in thousands, except per share data):

	Years Ended December 31,
	2015	2014	2013
Weighted average grant date fair value of options granted	$13.80	$5.59	$4.48
Total intrinsic value of options exercised	$27,560	$133	$74
The Company recorded a receivable of $2.0 million from the Company's brokerage services provider associated with certain stock option exercises, which was included in the "Prepaid expenses and other current assets" line item on the Company’s Consolidated Balance Sheet as of December 31, 2015. The full amount was received in January 2016.
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
Restricted Stock Units Awards
The following table sets forth a summary of RSUs outstanding under the 2014 Plan as of December 31, 2015 and changes during the year then ended:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2014	674	$24.61
Granted	226,206	41.71
Vested	(225)	24.61
Forfeited	(1,545)	43.16
Non-vested at December 31, 2015	225,110	$41.67
At December 31, 2015, there was $8.3 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 3.5 years.
Share-Based Compensation Expense
Total share-based compensation expense recognized was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Direct Costs	$2,282	$1,371	$1,032
Selling, general, and administrative	2,792	1,999	1,387
Total share-based compensation expense	$5,074	$3,370	$2,419
The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was approximately $1.6 million in 2015. There was no income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation in 2014 or 2013.

Assumptions used in Valuation Model
The fair value of options was determined using the Black-Scholes valuation model and used the following assumptions:

	Years Ended December 31,
	2015	2014	2013
Expected volatility of the Company's stock	30.5% - 32.8%	30.0% - 34.8%	36.0% – 42.8%
Risk-free interest rate	1.38% - 1.88%	1.7% - 2.5%	0.9% – 2.3%
Expected life of option (in years)	6	5 - 7.6	5.5 – 7.5
Expected dividend yield on the Company's stock	—%	—%	—%
9. Income Taxes
The components of income (loss) before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic	$61,392	$(75,000)	$(76,664)
Foreign	69,582	46,796	45,984
Income (loss) before provision for income taxes	$130,974	$(28,204)	$(30,680)
The components of income tax (expense) benefit were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Federal income taxes:
Current	$(3,563)	$(400)	$(199)
Deferred	(3,600)	1,059	(3,090)
Foreign income taxes:
Current	(5,805)	(9,060)	(6,627)
Deferred	(4,314)	13,892	(1,604)
State income taxes:
Current	(425)	(643)	(377)
Deferred	3,780	(114)	1,048
Income tax (expense) benefit	$(13,927)	$4,734	$(10,849)

Actual income tax (expense) benefit differed from the amount computed by applying the U.S. federal tax rate of 35% to pre-tax loss as a result of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S. federal income tax (expense) benefit at statutory rate	$(45,844)	$9,871	$10,738
Increase (decrease) in income tax benefit (expense) resulting from:
Foreign income inclusion	(7,056)	(11,794)	—
U.S. taxes recorded on previous foreign earnings	—	10,043	(13,909)
Decrease (increase) in valuation allowance	31,929	(1,527)	(10,175)
Foreign branch earnings	—	(1,976)	(536)
Tax credits	1,879	1,080	1,824
Income not subject to taxation	254	931	1,308
State and local taxes, net of federal benefit	(4,184)	2,124	2,363
Capitalized transaction costs	—	(1,256)	—
Impact of foreign rate differential	11,490	4,536	3,938
Decrease (increase) in reserve for uncertain tax positions	4,375	(783)	(2,125)
Provision to tax return and other deferred tax adjustments (a)	(5,322)	(2,718)	(4,226)
Goodwill impairment	(1,023)	(3,235)	—
Other, net	(425)	(562)	(49)
Income tax (expense) benefit	$(13,927)	$4,734	$(10,849)

(a)	Included within the Provision to tax return and other deferred tax adjustment for 2015 is approximately $2.1 million related to changes in the tax rates.
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
At December 31, 2014, management reevaluated this assertion following the IPO and significant pay down of its debt held in the United States. With the reduction in debt and related interest expense, the Company expects to be able to support the cash needs of the domestic subsidiaries without repatriating undistributed earnings of its foreign subsidiaries. As a result of this change in assertion, the Company reversed the full balance of the deferred tax liability of $10.0 million related to the United States and withholding taxes provided on its 2013 undistributed foreign earnings. No tax benefit was recorded as a result of the release of the deferred tax liability as there was a full valuation allowance on the net deferred tax assets in the United States during 2014. The undistributed earnings that remain indefinitely reinvested would create additional U.S. taxable income if these earnings were distributed to the United States in the form of dividends, or otherwise. Depending on the tax position in the year of repatriation, the Company may have to pay additional U.S. income taxes. Withholding taxes may also apply to the repatriated earnings.
At December 31, 2015 and 2014, approximately $252.3 million and $168.8 million, respectively, in foreign subsidiaries' undistributed earnings are considered indefinitely reinvested outside the United States. The earnings of these subsidiaries are not required as a source of funding for U.S. operations, and such earnings are not planned to be distributed to the United States in the foreseeable future. Determination of the amount of unrecognized income tax liability related to these indefinitely reinvested and undistributed foreign subsidiary earnings is currently not practicable.

For the years ended December 31, 2015 and 2014, the valuation allowance on deferred tax assets decreased by $31.9 million and increased by $2.2 million, respectively. The following table summarizes the changes in the valuation allowance for deferred tax assets (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at the beginning of the period	$48,660	$46,461	$36,860
Charged (credited) to income tax expense	(31,929)	1,527	10,175
Other adjustments(a)	—	672	(574)
Balance at the end of the period	$16,731	$48,660	$46,461

(a)	Other adjustments denote the effects of foreign currency exchange, write-offs, recoveries and certain reclassifications related to ASC 740 Income Taxes.
As of December 31, 2015, the Company assessed both positive and negative evidence available to estimate whether future taxable income would be available to permit the use of the existing deferred tax assets. Accordingly, based on the Company achieving sustained profitability in 2015, the Company reevaluated its ability to consider other subjective evidence, such as the reliability of the Company's projections for future growth. Given the Company's current and anticipated sustained future earnings in the U.S., the Company expects it will no longer need a significant portion of the valuation allowance related to these deferred tax assets. As a result of this change in assertion, the release of the valuation allowance on the net deferred tax assets associated with the operating loss carryforwards in the U.S. resulted in the recognition of certain related deferred tax assets and a decrease to income tax expense in the current period. If it is more likely than not that the Company will not realize the deferred tax benefits, then all or a portion of the valuation allowance may need to be re-established, which would result in a charge to tax expense. The release of these valuation allowances resulted in an income tax benefit of $31.9 million during the year ended December 31, 2015.
As of December 31, 2014, the Company released a significant portion of the valuation allowances primarily related to foreign loss carryforwards in 2014 based on the Company's current and anticipated future earnings in certain foreign operations. The release of these valuation allowances resulted in an income tax benefit of $18.2 million during the year ended December 31, 2014.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2015	December 31, 2014
Deferred tax assets:
Net operating losses	$18,381	$80,844
Tax credits	13,166	15,727
Deferred revenue	2,857	2,683
Foreign exchange	2,865	1,767
Employee compensation and other benefits	15,130	14,446
Allowance for doubtful accounts	2,162	2,058
Deferred rent	702	775
Accrued liabilities	4,963	5,910
Other	292	932
Total deferred tax assets	60,518	125,142
Less: valuation allowance	(16,731)	(48,660)
Net deferred tax assets	43,787	76,482
Deferred tax liabilities:
Undistributed foreign earnings	(411)	—
Foreign branch operations	(3,327)	(3,918)
Depreciation and amortization	(56,042)	(71,409)
Total deferred tax liabilities	(59,780)	(75,327)
Net deferred tax (liabilities) assets	$(15,993)	$1,155
As of December 31, 2015 and 2014, the Company had U.S. Federal NOL carryforwards of approximately $39.0 million and $185.1 million, respectively. Based on current estimates, approximately $5.1 million of U.S. Federal NOL carryforwards are subject to limitation under Internal Revenue Code of 1986, as amended ("IRC"), §382 and will expire unused. In addition, as a result of acquisitions and other changes in control, a portion of the United States NOL carryforwards are subject to limitations under §382. The limitations are not expected to impact the realization of the deferred tax assets associated with these NOLs. The U.S. Federal NOL carryforwards begin to expire in 2018. As of December 31, 2015 and 2014, the Company had state NOL carryforwards of approximately $121.9 million and $263.2 million, respectively, a portion of which will expire annually.
The Company also had foreign NOL carryforwards of $70.4 million and $83.7 million as of December 31, 2015 and 2014, respectively. A valuation allowance has been established for jurisdictions where the future benefit is uncertain. At December 31, 2015 and 2014, the valuation allowance totaled $5.5 million and $36.1 million, respectively.
As a result of certain realization requirements of ASC 718, the table of deferred tax assets and liabilities does not include certain deferred tax assets as of December 31, 2015. These assets arose directly from (or the use of which was postponed by) tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. If and when such deferred tax assets are realized, equity will be increased by approximately $7.6 million.
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
The Company had gross unrecognized tax benefits of approximately $19.0 million and $21.6 million as of December 31, 2015 and 2014, respectively. If the unrecognized tax benefits were recognized, the result would be an increase in the Company's income tax expense of $9.4 million and $13.0 million, respectively. These amounts are net of accrued interest and penalties relating to unrecognized tax benefits of approximately $2.1 million and $2.6 million, respectively.
The Company's policy is to provide for interest and penalties related to unrecognized tax benefit within the income tax expense line item in the consolidated statements of operation. The amount of interest and penalties recorded as an addition to income tax expense was $0.3 million, $0.8 million, and $1.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company believes it is reasonably possible that a decrease of up to $1.8 million in unrecognized income tax benefits for foreign items may be necessary within the next 12 months due to lapse of statutes of limitations or uncertain tax positions being effectively settled. For the remaining uncertain income tax positions, it is difficult at this time to estimate the timing of resolution. The following table shows the reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest (in thousands):

Gross tax liability at December 31, 2012	$22,518
Statute closures	(78)
Additions for tax positions of prior years	1,250
Gross tax liability at December 31, 2013	23,690
Statute closures	(952)
Additions for tax positions of prior years	286
Reductions for tax positions of prior years	(485)
Impact of changes in exchange rates	(774)
Settlements for tax positions of prior years	(199)
Gross tax liability at December 31, 2014	21,566
Statute closures	(2,106)
Additions for tax positions of prior years	2,001
Reductions for tax positions of prior years	(1,594)
Impact of changes in exchange rates	(837)
Gross tax liability at December 31, 2015	$19,030
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
The Company remains subject to audit by the IRS back to 1998 due to NOL carryforwards. The Company is subject to audit by various state taxing jurisdictions generally for the years 2007 to 2009, and in some cases longer due to NOL carryforwards. The Company's tax filings are open to investigation from 2010 forward in the United Kingdom, which is the jurisdiction of the Company's largest foreign operation.
10. Employee Benefit Plan
The Company offers employees a defined contribution retirement benefit plan (the 401(k) Plan) that complies with Section 401(k) of the IRC. Substantially all U.S. employees that meet minimum age requirements are eligible to participate in the 401(k) Plan. The Company matches 50% of each participant's voluntary contributions, subject to a maximum contribution of 6% of the participant's compensation. Participants vest ratably over five years in all Company contributions provided they remain employed with the Company. The Company's contributions for the years ended December 31, 2015, 2014 and 2013 to the 401(k) Plan were $5.5 million, $4.6 million and $3.6 million, respectively. The Company's contributions are recorded in direct costs and selling, general and administrative line items in the Consolidated Statements of Operations.

11. Earnings Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share data):

	Net Income (Loss) (Numerator)	Number of Shares (Denominator)	Per Share Amount
For the year ended December 31, 2015
Basic earnings per share	$117,047	57,888	$2.02
Effect of dilutive securities	—	2,258
Diluted earnings per share	$117,047	60,146	$1.95
For the year ended December 31, 2014
Basic earnings per share	$(27,220)	53,301	$(0.51)
Effect of dilutive securities	—	—
Diluted earnings per share	$(27,220)	53,301	$(0.51)
For the year ended December 31, 2013
Basic earnings per share	$(42,029)	52,009	$(0.81)
Effect of dilutive securities	—	—
Diluted earnings per share	$(42,029)	52,009	$(0.81)
The computation of diluted earnings per share excludes unexercised stock options that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Weighted average number of stock options and RSUs calculated using the treasury stock method that were excluded due to the assumed exercise/threshold price exceeding the average market price of the Company's common stock during the period	268	709	1,318
Weighted average number of stock options calculated using the treasury stock method that were excluded due to the reporting of a net loss for the period	—	558	24
Total common stock equivalents excluded from diluted earnings per share computation	268	1,267	1,342

12. Segment Information
During the fourth quarter of 2015, the Company reorganized its operating segments to reflect the current structure under which performance is evaluated, strategic decisions are made and resources are allocated. As a result, the Company will report using two reportable segments: Clinical Development Services and Phase I Services, with the former Global Consulting operating segment included in the Clinical Development Services segment.
Clinical Development Services offers a variety of clinical development services, including full-service global studies, as well as with ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management, study reports to assist customers with their drug development process, and specialized consulting services. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages and support for Phase I studies in established compounds.
The Company's CODM reviews segment performance and allocates resources based upon segment revenue and segment contribution margin. Inter-segment revenue is eliminated from the segment reporting presented to the CODM and is not included in the segment revenues presented in the table below. Revenue, direct costs and contribution margin for each of our segments are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue:
Clinical Development Services	$899,024	$798,731	$629,111
Phase I Services	15,716	10,997	23,307
Segment revenue	914,740	809,728	652,418
Reimbursable out-of-pocket expenses not allocated to segments	484,499	369,071	342,672
Total revenue	$1,399,239	$1,178,799	$995,090
Direct costs:
Clinical Development Services	$531,265	$505,101	$418,222
Phase I Services	11,139	9,958	14,039
Segment direct costs	542,404	515,059	432,261
Reimbursable out-of-pocket expenses not allocated to segments	484,499	369,071	342,672
Direct costs and reimbursable out-of-pocket expenses	$1,026,903	$884,130	$774,933
Segment contribution margin:
Clinical Development Services	$367,759	$293,630	$210,889
Phase I Services	4,577	1,039	9,268
Segment contribution margin	372,336	294,669	220,157
Less expenses not allocated to segments:
Selling general and administrative	156,609	145,143	117,890
Restructuring and other costs	1,785	6,192	11,828
Transaction expenses	1,637	7,902	508
Goodwill and intangible assets impairment	3,931	17,245	—
Depreciation and amortization	56,014	54,543	58,473
Consolidated income from operations	$152,360	$63,644	$31,458
The Company's CODM reviews the Company's assets on a consolidated basis. The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

13. Operations by Geographic Location
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

	December 31, 2015	December 31, 2014	December 31, 2013
Net service revenues:
North America(1)	$671,528	$570,463	$477,303
Europe, Middle East and Africa	223,268	215,836	160,156
Asia-Pacific	19,744	23,406	14,567
Latin America	200	23	392
Total net service revenue	914,740	809,728	652,418
Reimbursable-out-of-pocket expenses	484,499	369,071	342,672
Total revenue	$1,399,239	$1,178,799	$995,090

(1)
Net service revenue for the North America region include revenue attributable to the U.S. of $650.1 million, $567.3 million and $468.6 million, or 71%, 70% and 72% of net service revenues, for the years ended December 31, 2015, 2014 and 2013, respectively. No other countries represented more than 10% of net service revenue for any period.

The following table summarizes long-lived assets by geographic area (in thousands and all intercompany transactions have been eliminated):

	December 31, 2015	December 31, 2014
Total property and equipment, net:
North America(1)	$28,992	$28,287
Europe, Middle East and Africa(2)	9,891	10,212
Asia-Pacific	5,491	4,473
Latin America	439	753
Total property and equipment, net	$44,813	$43,725

(1)	Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $28.7 million and $26.6 million for as of December 31, 2015 and 2014, respectively.

(2)	Long-lived assets for the Europe, Middle East and Africa regions include property and equipment, net attributable to Spain of $4.5 million as of December 31, 2014.
14. Concentration of Credit Risk
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
No customer accounted for 10% or more of net service revenue for the year ended December 31, 2015. Various subsidiaries of Otsuka Holdings Co., Ltd. accounted for approximately 14% and 15% of net service revenue for the years ended December 31, 2014 and 2013, respectively. Various subsidiaries of Astellas Pharma, Inc. accounted for 12% of total net service revenue for the year ended December 31, 2014.
At December 31, 2015 and 2014, no customer accounted for more than 10% of billed and unbilled accounts receivable.
15. Related-Party Transactions
Through November 7, 2014, the Company had an agreement with a significant shareholder for the shareholder to perform certain consulting services. In conjunction with the corporate reorganization, the Company paid cash of approximately $3.4 million to terminate this agreement. Under the agreement, the Company recognized $0.4 million and $0.6 million of consulting service expense for the years ended December 31, 2014 and 2013, respectively. There were no material related party expenses for the year ended December 31, 2015.
The Company recorded net service revenue of $0.1 million and $0.4 million in the years ended December 31, 2015 and 2013, respectively, from a customer who has a significant shareholder who is also a significant shareholder of the Company. There was no related-party revenue recorded for the year ended December 31, 2014.
16. Commitments and Contingencies
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
Accrued insurance liabilities and related expenses are based on estimates of claims incurred but not reported. Incurred but not reported claims are generally determined by taking into account historical claims payments and known trends such as claim frequency and severity. The Company makes estimated judgments and assumptions with respect to these calculations, including but not limited to, estimated healthcare cost trends, estimated lag time to report any paid claims, average cost per claim and other factors. The Company believes the estimates of future liability are reasonable based on its methodology; however, changes in claims activity (volume and amount per claim) could materially affect the estimate for these liabilities. The Company continually monitors claim activity and incidents and makes necessary adjustments based on these evaluations. As of December 31, 2015, the Company had self-insurance reserves accrued of $2.9 million.

17. Quarterly Results of Operations — Unaudited
The following is a summary of the Company's consolidated quarterly results of operations for each of the fiscal years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net service revenue	$211,514	$227,376	$234,494	$241,356
Income from operations(1)(2)	32,387	35,939	44,341	39,693
Net income(3)	25,256	23,321	37,814	30,656
Basic earnings per share	$0.41	$0.40	$0.67	$0.55
Diluted earnings per share	$0.40	$0.39	$0.64	$0.53

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Net service revenue	$184,700	$203,540	$207,763	$213,725
Income from operations(1)(2)	14,580	7,872	22,739	18,453
Net (loss) income(3)	(1,552)	15,307	12,555	(49,780)
Class C common stock dividends	(125)	(125)	(125)	—
Redemption of New Class C common stock	—	—	—	(3,375)
Net (loss) income attributable to common shareholders	(1,677)	15,182	12,430	(53,155)
Basic earnings per share attributable to common shareholders	$(0.03)	$0.29	$0.24	$(0.92)
Diluted earnings per share attributable to common shareholders	$(0.03)	$0.29	$0.24	$(0.92)

(1)
Transaction expenses for the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 were $0.1 million, $0.4 million, $0.4 million and $0.7 million, respectively. Transaction expenses for the three months ended March 31, 2014 and December 31, 2014 were $2.0 million and $5.9 million, respectively. There were no transaction expenses for the three months ended June 30, 2014 and September 30, 2014. Transaction expenses include legal fees associated with the 2015 and 2014 debt refinancings, expenses for acquisition-related activities, IPO and secondary offering activities and consulting termination fees. Restructuring charges (reductions) for the three months ended March 31, 2015, June 30, 2015 and December 31, 2015 were $(0.4) million, $2.0 million and $0.2 million, respectively. There were no material restructuring charges for the three months ended September 30, 2015. Restructuring charges for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 2014 were $0.8 million, $2.4 million, $2.9 million and $0.1 million, respectively.

(2)
Asset impairment charges were $3.9 million for the three months ended March 31, 2015 related to the Phase I Services reporting unit. Asset impairment charges were $17.2 million for the three months ended June 30, 2014 for the Global Consulting, a component of the Clinical Development segment, and Phase I Services reporting units.

(3)
During the three months ended June 30, 2015, the Company recorded a loss on extinguishment of debt of $9.8 million associated with the 2015 debt refinancing. During the three months ended December 31, 2014, the Company recorded a loss on extinguishment of debt of $46.8 million associated with the 2014 debt refinancing.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
The management of INC Research Holdings Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework established in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) on Form 10-K, information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our 2016 Proxy Statement related to Our Annual Meeting of Stockholders which we intend to file with the SEC within 120 days of the end of our fiscal year.
Our board of directors has determined that all of the members of the Audit Committee, namely Messrs. Harwood (Chair), Breckon and Kender, are independent within the meaning of the NASDAQ Stock Market and SEC. Our board has also determined that the Mr. Harwood is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.
We have adopted a code of business conduct and ethics relating to the conduct of our business by all of our employees, officers, and directors, as well as a code of ethics specifically for our principal executive officer and senior financial officers. Each of these policies is posted on our website: www.incresearch.com.
The information required by this Item concerning our executive officers is set forth at the end of Part I "Business" of this Annual Report on Form 10-K.
The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the 2016 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation and Other Matters” and “Director Compensation for Fiscal year 2015” in the 2016 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the indicated information as of December 31, 2015 with respect to our equity compensation plans approved by security holders:

Plan Description	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2014 Equity Incentive Plan	497,261	$39.35	2,536,974
2010 Equity Incentive Plan	2,924,164	$11.74	—
Total	3,421,425		2,536,974
Our equity compensation plans consist of the 2014 Equity Incentive Plan and 2010 Equity Incentive Plan, which were approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.
Information regarding security ownership and securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the information under the section captioned “Transactions With Related Persons” and “Corporate Governance Matters” in the 2016 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the 2016 Proxy Statement.

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

(b) Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of INC Research Holdings, Inc.	8-K	—	3.1	November 13, 2014
3.2	Amended and Restated Bylaws of INC Research Holdings, Inc.	8-K	—	3.2	November 13, 2014
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-199178	4.1	October 27, 2014
4.2	Second Amended and Restated Stockholders Agreement, by and among INC Research Holdings, Inc. and certain stockholders named therein.	8-K	—	4.2	November 13, 2014
10.3.1#	Triangle Acquisition Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.1	October 6, 2014
10.3.2#	Amendment No. 1 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.2	October 6, 2014
10.3.3#	Amendment No. 2 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.3	October 6, 2014
10.4#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.4	October 6, 2014
10.5#	INC Research Holding, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.5	October 17, 2014
10.6#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.6	October 17, 2014
10.7#	2013 Management Incentive Plan.	S-1	333-199178	10.6	October 6, 2014
10.8#	Form of Management Incentive Plan.	S-1	333-199178	10.7	October 6, 2014
10.9.1	Lease, dated May 6, 2010, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.1	October 6, 2014
10.9.2	Lease Amendment No. 1, dated August 26, 2010, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.2	October 6, 2014
10.9.3	Lease Amendment No. 2, dated August 23, 2011, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.3	October 6, 2014
10.9.4	Lease Amendment No. 3, dated January 4, 2013, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.4	October 6, 2014
10.10#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and D. Jamie Macdonald.	S-1	333-199178	10.10	October 6, 2014
10.11#	Executive Employment Agreement, effective as of August 5, 2013, by and between INC Research, LLC and Gregory S. Rush.	S-1	333-199178	10.11	October 6, 2014
10.12.1#	Executive Service Agreement, effective as of July 31, 2014, by and between INC Research Holding Limited and Alistair Macdonald.	S-1	333-199178	10.12	October 6, 2014
10.12.2#	Amendment Two to the Executive Service Agreement, effective as of January 1, 2015, by and between INC Research Holdings Limited and Alistair Macdonald.	10-Q	001-36730	10.1	April 27, 2015

10.13#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and Christopher L. Gaenzle.	S-1	333-199178	10.13	October 6, 2014
10.14#	Form of Restricted Stock Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.14	October 17, 2014
10.15#	Form of Nonqualified Stock Option Award Agreement for Non-U.S. Participant under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.15	October 17, 2014
10.16#	Form of 2010 Equity Incentive Plan Stock Adjustment Letter.	S-1/A	333-199178	10.16	October 27, 2014
10.17#	Form of 2010 Equity Incentive Plan Stock Option Performance Award Amendment Letter.	S-1/A	333-199178	10.17	October 17, 2014
10.18	Credit Agreement, dated November 13, 2014, among INC Research, LLC, as the Borrower, INC Research Holdings, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, ING Capital LLC, RBC Capital Markets and Wells Fargo Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and Natixis, as Document Agent.	10-K	001-36730	10.18	February 24, 2015
10.19	Guarantee and Collateral Agreement, dated November 13, 2014, made by INC Research, LLC, INC Research Holdings, Inc and the other signatories thereto, in favor of Goldman Sachs Bank USA, as Collateral Agent and Administrative Agent.	10-K	001-36730	10.19	February 24, 2015
10.20	Form of Stock Repurchase Agreement, by and among INC Research Holdings, Inc. and certain stockholders named therein.	S-1/A	333-203640	10.21	May 4, 2015
10.21
Credit Agreement, dated May 14, 2015, among INC Research, LLC, as the Borrower, INC Research Holdings, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, PNC Bank, National Association, ING Capital LLC, Keybank National Association and Bank of America N.A. as Co-Syndication Agents; and Fifth Third Bank, as Documentation Agent, Wells Fargo Securities, LLC, PNC Capital Markets LLC, ING Capital LLC and Keybanc Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners.
		8-K	001-36730	10.1	May 15, 2015
10.22#	Form of Nonqualified Option Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.1	October 29, 2015
10.23#	Form of Nonqualified Option Award Agreement for Non-U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.2	October 29, 2015
10.24#	Form of Nonqualified Option Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.3	October 29, 2015
10.25#	Form of Restricted Stock Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.4	October 29, 2015
10.26#	Form of Restricted Stock Award Agreement for Non-U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.5	October 29, 2015
10.27#	Form of Restricted Stock Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.6	October 29, 2015
10.28	Stock Repurchase Agreement, dated November 30, 2015, by and among INC Research Holdings, Inc. and certain stockholders named therein.	8-K	001-36730	10.23	December 4, 2015

10.29#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and Michael Gibertini, PhD.	—	—	—	Filed herewith
21.1	List of Significant Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
# Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INC Research Holdings, Inc.
By:	/s/ D. Jamie Macdonald
	Name:	D. Jamie Macdonald
	Title:	Chief Executive Officer (Principal Executive Officer) and Director
	Date:	February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ D. Jamie Macdonald	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2016
D. Jamie Macdonald

/s/ Gregory S. Rush	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2016
Gregory S. Rush

/s/ James T. Ogle	Chairman and Director	February 24, 2016
James T. Ogle

/s/ Richard N. Kender	Director	February 24, 2016
Richard N. Kender

/s/ Robert W. Breckon	Director	February 24, 2016
Robert W. Breckon

/s/ David F. Burgstahler	Director	February 24, 2016
David F. Burgstahler

/s/ David Y. Norton	Director	February 24, 2016
David Y. Norton

/s/ Charles C. Harwood, Jr.	Director	February 24, 2016
Charles C. Harwood, Jr.

/s/ Terry Woodward	Director	February 24, 2016
Terry Woodward

EXHIBIT INDEX

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of INC Research Holdings, Inc.	8-K	—	3.1	November 13, 2014
3.2	Amended and Restated Bylaws of INC Research Holdings, Inc.	8-K	—	3.2	November 13, 2014
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-199178	4.1	October 27, 2014
4.2	Second Amended and Restated Stockholders Agreement, by and among INC Research Holdings, Inc. and certain stockholders named therein.	8-K	—	4.2	November 13, 2014
10.3.1#	Triangle Acquisition Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.1	October 6, 2014
10.3.2#	Amendment No. 1 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.2	October 6, 2014
10.3.3#	Amendment No. 2 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.3	October 6, 2014
10.4#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.4	October 6, 2014
10.5#	INC Research Holding, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.5	October 17, 2014
10.6#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.6	October 17, 2014
10.7#	2013 Management Incentive Plan.	S-1	333-199178	10.6	October 6, 2014
10.8#	Form of Management Incentive Plan.	S-1	333-199178	10.7	October 6, 2014
10.9.1	Lease, dated May 6, 2010, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.1	October 6, 2014
10.9.2	Lease Amendment No. 1, dated August 26, 2010, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.2	October 6, 2014
10.9.3	Lease Amendment No. 2, dated August 23, 2011, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.3	October 6, 2014
10.9.4	Lease Amendment No. 3, dated January 4, 2013, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.4	October 6, 2014
10.10#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and D. Jamie Macdonald.	S-1	333-199178	10.10	October 6, 2014
10.11#	Executive Employment Agreement, effective as of August 5, 2013, by and between INC Research, LLC and Gregory S. Rush.	S-1	333-199178	10.11	October 6, 2014
10.12.1#	Executive Service Agreement, effective as of July 31, 2014, by and between INC Research Holding Limited and Alistair Macdonald.	S-1	333-199178	10.12	October 6, 2014
10.12.2#	Amendment Two to the Executive Service Agreement, effective as of January 1, 2015, by and between INC Research Holdings Limited and Alistair Macdonald.	10-Q	001-36730	10.1	April 27, 2015
10.13#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and Christopher L. Gaenzle.	S-1	333-199178	10.13	October 6, 2014
10.14#	Form of Restricted Stock Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.14	October 17, 2014
10.15#	Form of Nonqualified Stock Option Award Agreement for Non-U.S. Participant under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.15	October 17, 2014
10.16#	Form of 2010 Equity Incentive Plan Stock Adjustment Letter.	S-1/A	333-199178	10.16	October 27, 2014

10.17#	Form of 2010 Equity Incentive Plan Stock Option Performance Award Amendment Letter.	S-1/A	333-199178	10.17	October 17, 2014
10.18	Credit Agreement, dated November 13, 2014, among INC Research, LLC, as the Borrower, INC Research Holdings, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, Goldman Sachs Bank USA, Credit Suisse Securities (USA) LLC, ING Capital LLC, RBC Capital Markets and Wells Fargo Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and Natixis, as Document Agent.	10-K	001-36730	10.18	February 24, 2015
10.19	Guarantee and Collateral Agreement, dated November 13, 2014, made by INC Research, LLC, INC Research Holdings, Inc and the other signatories thereto, in favor of Goldman Sachs Bank USA, as Collateral Agent and Administrative Agent.	10-K	001-36730	10.19	February 24, 2015
10.20	Form of Stock Repurchase Agreement, by and among INC Research Holdings, Inc. and certain stockholders named therein.	S-1/A	333-203640	10.21	May 4, 2015
10.21
Credit Agreement, dated May 14, 2015, among INC Research, LLC, as the Borrower, INC Research Holdings, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent, PNC Bank, National Association, ING Capital LLC, Keybank National Association and Bank of America N.A. as Co-Syndication Agents; and Fifth Third Bank, as Documentation Agent, Wells Fargo Securities, LLC, PNC Capital Markets LLC, ING Capital LLC and Keybanc Capital Markets, Inc., as Joint Lead Arrangers and Joint Bookrunners.
		8-K	001-36730	10.1	May 15, 2015
10.22#	Form of Nonqualified Option Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.1	October 29, 2015
10.23#	Form of Nonqualified Option Award Agreement for Non-U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.2	October 29, 2015
10.24#	Form of Nonqualified Option Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.3	October 29, 2015
10.25#	Form of Restricted Stock Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.4	October 29, 2015
10.26#	Form of Restricted Stock Award Agreement for Non-U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.5	October 29, 2015
10.27#	Form of Restricted Stock Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.6	October 29, 2015
10.28	Stock Repurchase Agreement, dated November 30, 2015, by and among INC Research Holdings, Inc. and certain stockholders named therein.	8-K	001-36730	10.23	December 4, 2015
10.29#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and Michael Gibertini, PhD.	—	—	—	Filed herewith
21.1	List of Significant Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith

101.INS	XBRL Instance Document.	—	—	—	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
# Management contract or compensatory plan.