Form 10-K/A
period 2015-12-31
INC Research Holdings, Inc.
filed 2016-03-14
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of February 18, 2016, there were approximately 53,976,093 shares of the registrant’s common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

EXPLANATORY NOTE

INC Research Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission on February 25, 2016 (the “Original Annual Report”), for the sole purpose of correcting a typographical error to reflect the Company’s status as a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Pursuant to Rule 12b-15 under Securities Exchange Act of 1934, as amended, this Amendment No. 1 on Form 10-K/A also contains new Rule 13a-14(a)/15d-14(a) Certifications, which are attached hereto. Because no financial statements have been amended by or included in this Amendment No. 1 on Form 10-K/A and this Amendment No. 1 on Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Amendment No. 1 on Form 10-K/A continues to speak as of the date of the filing of the Original Annual Report, and the Company has not changed the financial statements nor updated the disclosures contained therein to reflect any events that occurred at a later date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INC Research Holdings, Inc.

By:	/s/ D. Jamie Macdonald
	Name:	D. Jamie Macdonald
	Title:	Chief Executive Officer (Principal Executive Officer) and Director
	Date:	March 14, 2016

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith