Form 10-Q
period 2016-03-31
INC Research Holdings, Inc.
filed 2016-05-02
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 21, 2016, there were approximately 54,221,660 shares of the registrant's common stock outstanding.

INC RESEARCH HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net service revenue	$248,997	$211,514
Reimbursable out-of-pocket expenses	164,090	97,403
Total revenue	413,087	308,917

Costs and operating expenses:
Direct costs	152,058	125,448
Reimbursable out-of-pocket expenses	164,090	97,403
Selling, general and administrative	43,479	35,800
Restructuring and other costs	6,038	(418)
Transaction expenses	561	122
Asset impairment charges	—	3,931
Depreciation	4,892	4,766
Amortization	9,461	9,478
Total operating expenses	380,579	276,530
Income from operations	32,508	32,387

Other income (expense), net:
Interest income	34	84
Interest expense	(3,004)	(5,389)
Other (expense) income, net	(5,117)	3,466
Total other expense, net	(8,087)	(1,839)
Income before provision for income taxes	24,421	30,548
Income tax expense	(7,016)	(5,292)
Net income	$17,405	$25,256

Earnings per share:
Basic	$0.32	$0.41
Diluted	$0.31	$0.40
Weighted average common shares outstanding:
Basic	53,955	61,244
Diluted	55,862	63,103

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$17,405	$25,256
Foreign currency translation adjustments, net of tax benefit (expense) of $0	5,336	(9,218)
Comprehensive income	$22,741	$16,038

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$53,181	$85,011
Restricted cash	476	452
Accounts receivable:
Billed, net	198,209	158,315
Unbilled	164,444	139,697
Prepaid expenses and other current assets	33,768	38,571
Total current assets	450,078	422,046
Property and equipment, net	45,525	44,813
Goodwill	553,218	553,008
Intangible assets, net	142,930	152,340
Deferred income taxes	12,083	12,073
Other long-term assets	24,508	26,939
Total assets	$1,228,342	$1,211,219

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,370	$22,497
Accrued liabilities	144,957	111,262
Deferred revenue	281,776	311,029
Current portion of long-term debt	5,781	29,804
Total current liabilities	472,884	474,592
Long-term debt, less current portion	466,450	472,035
Deferred income taxes	14,943	28,066
Other long-term liabilities	22,008	19,092
Total liabilities	976,285	993,785

Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000,000 authorized, 0 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value; 600,000,000 shares authorized; 54,003,179 and 53,871,484 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	540	539
Additional paid-in-capital	564,237	559,910
Accumulated other comprehensive loss	(36,207)	(41,543)
Accumulated deficit	(276,513)	(301,472)
Total shareholders' equity	252,057	217,434
Total liabilities and shareholders' equity	$1,228,342	$1,211,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Operating activities
Net income	$17,405	$25,256
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	14,353	14,244
Amortization of capitalized loan fees	262	441
Share-based compensation	2,816	707
Provision for doubtful accounts	1,129	211
Deferred income tax (benefit) provision	(1,268)	939
Foreign currency adjustments	7,774	(2,389)
Asset impairment charges	—	3,931
Other adjustments	130	(116)
Changes in operating assets and liabilities:
Accounts receivable billed and unbilled	(60,833)	(28,001)
Accounts payable and accrued liabilities	13,048	(14,078)
Deferred revenue	(1,058)	39,803
Other assets and liabilities	5,596	2,683
Net cash (used in) provided by operating activities	(646)	43,631

Investing activities
Purchases of property and equipment	(4,774)	(4,870)
Net cash used in investing activities	(4,774)	(4,870)

Financing activities
Repayment of revolving credit facility	(30,000)	—
Payments on long-term debt	—	(1,063)
Principal payments toward capital lease obligations	—	(199)
Payments related to tax withholding for share-based compensation	(11)	—
Proceeds from the exercise of stock options	3,559	—
Net cash used in financing activities	(26,452)	(1,262)

Effect of exchange rate changes on cash and cash equivalents	42	(7,603)

Net change in cash and cash equivalents	(31,830)	29,896

Cash and cash equivalents at the beginning of the period	85,011	126,453
Cash and cash equivalents at the end of the period	$53,181	$156,349

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
Unaudited Interim Financial Information
The Company prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 24, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other future period. The amounts in the December 31, 2015 consolidated condensed balance sheet are derived from the audited financial statements as of December 31, 2015.
Share-Based Compensation
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, in an effort to simplify the accounting for share-based payments and improve the usefulness of information provided to financial statement users related to income tax consequences, classification of awards as either equity or liabilities and the classification of share-based payments within the statement of cash flows. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016, and interim periods with those annual periods, and early adoption is permitted. The Company has elected to early adopt this ASU effective in the first quarter of 2016. The following summarizes the effects of the adoption on the Company's unaudited condensed consolidated financial statements:
Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, the Company recognized a discrete adjustment to income tax expense during the period ending March 31, 2016 for excess tax benefits in the amount of $1.3 million. The Company has applied the modified retrospective adoption approach beginning in 2016 and has recorded a cumulative-effect adjustment to retained earnings and reduced its deferred tax liability by $7.6 million. This adjustment related to tax assets that had previously arisen from tax deductions for equity compensation expenses that were greater than the compensation recognized for financial reporting. These assets had been excluded from the deferred tax assets and liabilities totals on the balance sheet as a result of certain realization requirements previously included in ASC 718. Prior periods have not been adjusted.

Forfeitures - Prior to adoption, share-based compensation expense was recognized on a straight line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that are expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, the Company will no longer apply a forfeiture rate and instead will account for forfeitures as they occur. The Company has applied the modified retrospective adoption approach beginning in 2016 and has booked a cumulative-effect adjustment to additional paid-in-capital and share-based compensation expense of $0.1 million. Prior periods have not been adjusted.
Statements of Cash Flows - The Company historically accounted for excess tax benefits on the Statement of Cash Flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The Company has elected to adopt this portion of the standard on a prospective basis beginning in 2016. Prior periods have not been adjusted.
Earnings Per Share - The Company uses the treasury stock method to compute diluted earnings per share, unless the effect would be anti-dilutive. Under this method, the Company will no longer be required to estimate the tax rate and apply it to the dilutive share calculation for determining the dilutive earnings per share. The Company has utilized the modified retrospective adoption approach and has applied this methodology beginning in 2016 and prior periods have not been adjusted.
Upon adoption, no other aspects of ASU 2016-09 had an effect on the Company's unaudited condensed consolidated financial statements or related footnote disclosures.
Property and Equipment
Beginning in 2016, the Company adopted ASU No. 2015-05, Customer's Accounting For Fees Paid In A Cloud Computing Arrangement, which provides guidance for accounting for cloud computing costs. Upon adoption of this standard, software cloud computing arrangements containing a software license are accounted for consistently with the acquisition of other software licenses. In the event an arrangement does not contain a software license, the Company accounts for the arrangement as a service contract. The Company has elected to adopt this standard prospectively to all arrangements entered into or materially modified after January 1, 2016. The adoption of this guidance did not have a material impact on the Company's unaudited condensed consolidated financial statements or related footnote disclosures. Prior periods have not been restated.

Recently Issued Accounting Standards

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year and modified the standard to allow early adoption. For public entities, the standard is now effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify principal versus agent considerations in order to improve the operability and understandability of the implementation guidance related to this topic. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. ASU 2016-08 and ASU 2016-10 did not change the core principles of the previously issued guidance and did not change its effective date. The Company is currently evaluating the impact of the adoption of these standards on its unaudited condensed consolidated financial statements.

In August 2014, FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern at each annual and interim period. Footnote disclosures will be required if conditions give rise to substantial doubt about an entity's ability to continue as a going concern within one year after the report issuance date. The ASU defines substantial doubt using a likelihood threshold of "probable" similar to the current use of that term in U.S. GAAP for loss contingencies and provides example indicators. ASU 2014-15 is effective for reporting periods ending after December 15, 2016, and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases. ASU 2016-02 will require organizations to recognize lease assets and lease liabilities on the balance sheet, including leases that were previously classified as operating leases. The ASU will also require additional disclosures about leasing arrangements related to the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments is permitted and the new guidance shall be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its unaudited condensed consolidated financial statements.
2. Financial Statement Details
Accounts receivable billed, net
Accounts receivable billed, net of provision for doubtful accounts, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Accounts receivable, billed	$202,870	$161,872
Less provision for doubtful accounts	(4,661)	(3,557)
Accounts receivable billed, net	$198,209	$158,315

Goodwill
The changes in carrying amounts of goodwill by segment for the three months ended March 31, 2016 were as follows (in thousands):

	Total	Clinical Development Services	Phase I Services
Balance at December 31, 2015:
Gross goodwill	$569,174	$561,032	$8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Total goodwill and accumulated impairment losses	553,008	553,008	—
2016 Activity:
Impact of foreign currency translation	210	210	—
Balance at March 31, 2016:
Gross goodwill	569,384	561,242	8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Total goodwill and accumulated impairment losses	$553,218	$553,218	$—
Other income (expense), net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Net realized foreign currency gain (loss)	$2,870	$792
Net unrealized foreign currency gain (loss)	(7,774)	2,389
Other, net	(213)	285
Total other income (expense), net	$(5,117)	$3,466
3. Fair Value Measurements
At March 31, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and debt. The fair value of the cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments.
The fair value of the long-term debt is determined based on market prices for similar financial instruments or model-derived valuations based on observable inputs and falls under Level 2 of the fair value hierarchy as defined in the authoritative guidance.  The estimated fair value of the long-term debt was $475.0 million and $505.0 million at March 31, 2016 and December 31, 2015, respectively.
The Company does not have any recurring fair value measurements. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2016.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying unaudited condensed consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets are tested for impairment annually and when a triggering event occurs. As of March 31, 2016 and December 31, 2015, these assets carried on the balance sheet and not remeasured to fair value on a recurring basis total $696.1 million and $705.3 million, respectively.
The fair value of these assets falls under Level 3 of the fair value hierarchy as defined in the authoritative guidance and the fair value is estimated as follows:
Goodwill – As of March 31, 2016 and December 31, 2015, the Company had recorded goodwill of $553.2 million and $553.0 million, respectively. Goodwill represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when an acquisition is accounted for using the purchase method.
Finite-lived Intangible Assets – As of March 31, 2016 and December 31, 2015, the Company had recorded finite-lived intangible assets of $107.9 million and $117.3 million, respectively.
Indefinite-lived Intangible Assets – As of March 31, 2016 and December 31, 2015, the Company had recorded indefinite-lived intangible assets of $35.0 million.
4. Restructuring and Other Costs
In an effort to ensure that the Company's organizational focus and resources are properly aligned with its strategic goals, and to continue strengthening the delivery of its growing backlog to customers, during the first quarter of 2016 the Company completed a re-evaluation of its business structure. As a result, the Company initiated certain changes to its therapeutic unit structure to re-align with management focus and optimize the efficiency of its resourcing to achieve its strategic plan. Accordingly, on March 31, 2016 management approved a plan to eliminate approximately 175 positions globally and, as a result, recorded a charge of $5.6 million related to employee severance costs. The Company expects to complete these actions and make substantially all payments to affected employees during 2016 and will further evaluate its facilities infrastructure once these actions have been completed.
In the three months ended March 31, 2016, the Company also incurred charges of $0.4 million primarily related to legal and consulting cost incurred for the continued consolidation of its legal entities and the restructuring of its contract management process to meet the requirements of upcoming accounting regulation changes.
The costs related to all restructuring plans are included in the "Restructuring and other costs" line item in the unaudited Condensed Consolidated Statements of Operations. Restructuring costs are not allocated to the Company’s reportable segments because they are not part of the segment performance measures regularly reviewed by management. During the three months ended March 31, 2016, the Company made payments and provision adjustments for all plans as presented below (in thousands):

	Employee Severance Costs	Facility Closure Charges	Other Charges	Total
Balance at December 31, 2015	$1,065	$3,661	$—	$4,726
Expenses incurred, net	5,607	56	375	6,038
Payments made	(1,090)	(393)	(335)	(1,818)
Balance at March 31, 2016	$5,582	$3,324	$40	$8,946

5. Earnings Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2016 and March 31, 2015 (in thousands, except per share data):

	Net Income (Numerator)	Number of Shares (Denominator)	Per-Share Amount
For the three months ended March 31, 2016
Basic net income per share	$17,405	53,955	$0.32
Effect of dilutive securities	—	1,907
Diluted net income per share	$17,405	55,862	$0.31

For the three months ended March 31, 2015
Basic net income per share	$25,256	61,244	$0.41
Effect of dilutive securities	—	1,859
Diluted net income per share	$25,256	63,103	$0.40

The computation of diluted earnings per share excludes unexercised stock options and unvested restricted stock units ("RSUs") that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average number of stock options and RSUs calculated using the treasury stock method that were excluded due to the exercise/threshold price exceeding the average market price of our common stock during the period	881	3
6. Share-Based Compensation
The following table summarizes option activity for the three month period ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	3,421,425	$15.75
Granted	329,607	$41.35	$13.97
Exercised	(129,969)	$11.91
Forfeited	(1,846)	$8.45
Expired	(7,384)	$8.45
Outstanding at March 31, 2016	3,611,833	$18.38

The following table summarizes activity related to performance and time based restricted stock units as of and for the period ended March 31, 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	225,110
Granted	384,836	$42.86
Vested	(2,613)
Forfeited	—
Non-vested at March 31, 2016	607,333
Performance Based Awards
In January 2016, the Company’s Board of Directors and Compensation Committee granted the executive officers performance-based RSUs (“PRSUs”) for up to a maximum of 144,900 shares of common stock. These performance-based grants are subject to the Company's performance in fiscal years 2016, 2017 and 2018 and will not be distributed until after the 2018 Annual Report on Form 10-K is filed. Vesting is contingent upon the Company meeting company-wide adjusted earnings per share performance goals in each of the three years and participants can earn 50% to 150% of each annual target. The related share-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term, with a maximum of one-third of the potential awards earned in each year the targets are met. During the interim financial periods, management estimates the number of PRSUs that are probable to vest until the achievement of the performance goals is known. These awards are included in the table above.

Total share-based compensation expense associated with stock options and restricted stock units recognized in the unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Direct costs	$1,259	$383
Selling, general and administrative	1,557	324
Total share-based compensation expense	$2,816	$707
7. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 28.7% and 17.3%, respectively. The Company's effective tax rate for the three months ended March 31, 2016 was lower than the U.S. federal statutory rate primarily due to (i) the geographic split of pre-tax income, and (ii) discrete tax adjustments related to excess tax benefits on share-based payments, as described in Note 1 under "Share-Based Compensation". The Company's effective tax rate for the three months ended March 31, 2015 was lower than the U.S. federal statutory rate primarily due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets, (ii) the geographic split of pre-tax income, and (iii) discrete tax adjustments related to the release of valuation allowances and unrecognized tax benefits.

As of March 31, 2016 and December 31, 2015, the Company had gross unrecognized tax benefits of $19.1 million and $19.0 million, respectively. The total amount of unrecognized tax benefit that, if recognized, would impact the effective tax rate was $12.1 million and $9.4 million, respectively.
8. Segment Information
The Company is managed through two reportable segments: Clinical Development Services and Phase I Services. Clinical Development Services offers a variety of clinical development services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management, study reports to assist customers with their drug development process, and specialized consulting services. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages, and support for Phase I studies in established compounds.
The Company’s Chief Operating Decision Maker ("CODM") reviews segment performance and allocates resources based upon segment revenue and segment contribution margin. Inter-segment revenue is eliminated from the segment reporting presented to the CODM and is not included in the segment revenue presented in the table below. Revenue, direct costs and contribution margin for each of the Company's segments were as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenue:
Clinical Development Services	$245,973	$208,413
Phase I Services	3,024	3,101
Segment revenue	248,997	211,514
Reimbursable out-of-pocket expenses not allocated to segments	164,090	97,403
Total revenue	$413,087	$308,917
Direct costs:
Clinical Development Services	$149,314	$122,917
Phase I Services	2,744	2,531
Segment direct costs	152,058	125,448
Reimbursable out-of-pocket expenses not allocated to segments	164,090	97,403
Direct costs and reimbursable out-of-pocket expenses	$316,148	$222,851
Segment contribution margin:
Clinical Development Services	$96,659	$85,496
Phase I Services	280	570
Segment contribution margin	96,939	86,066
Less expenses not allocated to segments:
Selling, general and administrative	43,479	35,800
Restructuring and other costs	6,038	(418)
Transaction expenses	561	122
Asset impairment charges	—	3,931
Depreciation and amortization	14,353	14,244
Consolidated income from operations	$32,508	$32,387
The CODM reviews the Company's assets on a consolidated basis. The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

9. Operations by Geographic Location
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

	Three Months Ended
	March 31, 2016	March 31, 2015
Net service revenue:
North America(1)	$185,714	$151,665
Europe, Middle East and Africa	56,898	55,331
Asia-Pacific	6,372	4,517
Latin America	13	1
Total net service revenue	248,997	211,514
Reimbursable-out-of-pocket expenses	164,090	97,403
Total revenue	$413,087	$308,917
(1) Net service revenue for the North America region includes revenue attributable to the United States of $180.5 million and $147.9 million, or 72.5% and 69.9% of net service revenue, for the three months ended March 31, 2016 and 2015, respectively. No other countries represented more than 10% of net service revenue for any period.
The following table summarizes long-lived assets by geographic area (in thousands and all intercompany transactions have been eliminated):

	March 31, 2016	December 31, 2015
Total property and equipment, net:
North America(1)	$30,155	$28,992
Europe, Middle East, and Africa	9,680	9,891
Asia-Pacific	5,273	5,491
Latin America	417	439
Total property and equipment, net	$45,525	$44,813
(1) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $29.8 million and $28.7 million as of March 31, 2016 and December 31, 2015, respectively.
10. Concentration of Credit Risk
No customer accounted for 10% or more of total net service revenue for the three months ended March 31, 2016. For the three months ended March 31, 2015, various subsidiaries of customer one accounted for 11% of total net service revenue.
At March 31, 2016 customer two accounted for approximately 11% of the Company's billed and unbilled accounts receivable balances. No customer accounted for more than 10% of billed and unbilled accounts receivable balances as of December 31, 2015.

11. Related-Party Transactions
The Company recorded net service revenue of $0.2 million for the three months ended March 31, 2016, from a customer who had a significant shareholder who is also a significant shareholder of the Company. There were no related-party revenue transactions for the three months ended March 31, 2015.
12. Commitments and Contingencies
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
Accrued insurance liabilities and related expenses are based on estimates of claims incurred but not reported. Incurred but not reported claims are generally determined by taking into account historical claims payments and known trends such as claim frequency and severity. The Company makes estimated judgments and assumptions with respect to these calculations, including but not limited to, estimated healthcare cost trends, estimated lag time to report any paid claims, average cost per claim and other factors. The Company believes the estimates of future liability are reasonable based on its methodology; however, changes in claims activity (volume and amount per claim) could materially affect the estimate for these liabilities. The Company continually monitors claim activity and incidents and makes necessary adjustments based on these evaluations. As of March 31, 2016, the Company had accrued self-insurance reserves of $3.3 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: the impact of underpricing our contracts, overrunning our cost estimates or failing to receive approval for or experiencing delays with documentation of change orders; the impact of unfavorable economic conditions and exchange rate and effective income tax rate fluctuations; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; the risks associated with our information systems infrastructure; any adverse effects from customer or therapeutic area concentration; the risks associated with doing business internationally; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our failure to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations; the risk of litigation and personal injury claims; the risks associated with potential future acquisitions or investments in our customers' businesses or drugs; the impact of changes in government regulations and healthcare reform; our reliance on key personnel and good corporate governance as we transition from having been a "controlled company" that was majority owned by our private equity sponsors; and our ability to service our substantial indebtedness. For a further discussion of the risks relating to our business, see “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

Our extensive range of services supports the entire drug development process from Phase I to Phase IV and allows us to offer our customers an integrated suite of investigative site support and clinical development services. We offer these services across a wide variety of therapeutic areas with deep clinical expertise and a primary focus on Phase II to Phase IV clinical trials. We provide total biopharmaceutical program development while also providing discrete services for any part of a trial. Our combination of service area experts and depth of clinical capability allows for enhanced protocol design and actionable trial data.
We have two reportable segments: Clinical Development Services and Phase I Services. Clinical Development Services offers a variety of clinical development services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management, study reports to assist customers with their drug development process, and specialized consulting services. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages, and support for Phase I studies in established compounds. For financial information regarding revenue and long-lived assets by geographic areas, please see Note 9 - Operations by Geographic Location to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The discussion and analysis of our financial condition and results of operations herein is presented on a consolidated basis. Because our Clinical Development Services segment accounts for substantially all of our business operations, we believe that a discussion of our reportable segments’ operations would not be meaningful disclosure for investors. See further discussion in Note 8 - Segment Information to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Our new business awards, net of cancellations of prior awards, for the three months ended March 31, 2016 and March 31, 2015 were $302.4 million and $255.5 million, respectively. Net new business awards were higher in the first three months of 2016 compared to the first three months of 2015 primarily due to the continued growth of our business across our CNS, Oncology and other complex therapeutic areas. New business awards have varied and will continue to vary significantly from quarter to quarter. Fluctuations in our reported backlog and net new business award levels often result from the fact that we may receive a small number of relatively large orders in any given reporting period. Because of these large orders, our backlog and net new business awards in that reporting period might reach levels that are not sustained in subsequent reporting periods.
The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the future, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by our customers with 30 days' notice. We adjust the amount of our backlog each quarter for foreign currency fluctuations. For the three months ended March 31, 2016, fluctuations in foreign currency exchange rates resulted in a favorable impact on our March 31, 2016 backlog in the amount of $7.0 million, primarily due to the strengthening of the Euro against the U.S. dollar. As of March 31, 2016 and 2015, our backlog was $1.9 billion and $1.6 billion, respectively. Included within backlog at March 31, 2016 was approximately $0.7 billion that we expect to generate revenue from during the remainder of 2016.
We believe that backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, cancellations and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or delayed by regulatory authorities. Projects that have been delayed for less than 12 months generally remain in backlog, but the anticipated timing of the recognition of revenue is uncertain. We generally do not have a contractual right to the full amount of the revenue reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect the rate at which our backlog and net new business awards convert into revenue to decrease, or lengthen. See "Risk Factors - Risks Related to Our Business - Our Backlog might not be indicative of our future revenue, and we might not realize all of the anticipated future revenue reflected in our backlog" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated financial statements along with the percentage changes for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
Net service revenue	$248,997	$211,514	$37,483	17.7%
Reimbursable out-of-pocket expenses	164,090	97,403	66,687	68.5%
Total revenue	413,087	308,917	104,170	33.7%
Direct costs	152,058	125,448	26,610	21.2%
Reimbursable out-of-pocket expenses	164,090	97,403	66,687	68.5%
Selling, general and administrative	43,479	35,800	7,679	21.4%
Restructuring and other costs	6,038	(418)	6,456	1,544.5%
Transaction expenses	561	122	439	359.8%
Asset impairment charges	—	3,931	(3,931)	(100.0)%
Depreciation	4,892	4,766	126	2.6%
Amortization	9,461	9,478	(17)	(0.2)%
Total operating expenses	380,579	276,530	104,049	37.6%
Income from operations	32,508	32,387	121	0.4%
Total other expense, net	(8,087)	(1,839)	6,248	339.7%
Income before provision for income taxes	24,421	30,548	(6,127)	(20.1)%
Income tax expense	(7,016)	(5,292)	1,724	32.6%
Net income	$17,405	$25,256	$(7,851)	(31.1)%

Net Service Revenue and Reimbursable Out-of-Pocket Expenses
For the three months ended March 31, 2016 and March 31, 2015, total revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
Net service revenue	$248,997	$211,514	$37,483	17.7%
Reimbursable out-of-pocket expenses	164,090	97,403	66,687	68.5%
Total revenue	$413,087	$308,917	$104,170	33.7%

For the three months ended March 31, 2016, net service revenue increased by $37.5 million, or 17.7%, to $249.0 million from $211.5 million for the three months ended March 31, 2015. These increases were primarily driven by continued strong awards over the last two years. In 2016, our revenue grew across all therapeutic areas and has been particularly strong in the central nervous system, oncology and other complex therapeutic areas. During the three months ended March 31, 2016, fluctuations in foreign currency exchange rates resulted in an unfavorable impact of $6.0 million on net service revenue as compared to the three months ended March 31, 2015.

Net service revenue from our top five customers accounted for approximately 35.2% and 36.2% of total net service revenue for the three months ended March 31, 2016 and March 31, 2015, respectively.
No customer accounted for 10% or more of total net service revenue for the three months ended March 31, 2016. For the three months ended March 31, 2015, various subsidiaries of customer one accounted for 11% of total net service revenue.
Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenue. For the three months ended March 31, 2016, reimbursable out-of-pocket expenses, which represent expenses related to our clinical studies that are passed directly through to customers, increased by $66.7 million, or 68.5%, to $164.1 million from $97.4 million for the three months ended March 31, 2015. The reimbursements are offset by an equal amount shown under the same caption in the "Costs and operating expenses" section in our unaudited Condensed Consolidated Statements of Operations and, accordingly, have no impact on income from operations.
Direct Costs and Reimbursable Out-of-pocket Expenses
For the three months ended March 31, 2016 and March 31, 2015, direct costs and reimbursable out-of-pocket expenses were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
Direct costs	$152,058	$125,448	$26,610	21.2%
Reimbursable out-of-pocket expenses	164,090	97,403	66,687	68.5%
Total direct costs and reimbursable out-of-pocket expenses	$316,148	$222,851	$93,297	41.9%

The following is a summary of the year-over-year fluctuation in components of direct costs during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31,
2015 to 2016
Change in:
Salaries, benefits and incentive compensation	$15,797
Other	10,813
Total	$26,610
Our direct costs increased by $26.6 million, or 21.2%, to $152.1 million for the three months ended March 31, 2016 from $125.4 million for the three months ended March 31, 2015.
Salaries, benefits and incentive compensation increased by $15.8 million for the three months ended March 31, 2016 compared to the same period in the prior year. This increase was primarily driven by an increase in salaries, benefits and incentive compensation as a result of the additions in personnel to support the growth of our business, partially offset by favorable fluctuations in foreign currency, as discussed further below.
Other direct costs increased by $10.8 million for the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to (i) an increase in temporary contract labor costs to meet requested accelerated project timelines, (ii) increases in travel cost from increased headcount, and (iii) the 2015 period including a favorable resolution of disputed pass through costs of $1.7 million.
During the three months ended March 31, 2016, fluctuations in foreign currency exchange rates resulted in a favorable impact of $4.1 million on direct costs as compared to the three months ended March 31, 2015.

As we continue to expand our business and initiate new studies, the increase in headcount-related expenses may outpace our revenue growth. Due to increased competition for a limited supply of qualified clinical research personnel, we may have to hire more contractors, who typically carry a higher cost than employees and therefore could adversely impact our profit margins. If we continue to see an increasingly tight labor market for clinical research personnel, it might also further increase the compensation we have to pay to remain competitive in the market, which would further impact our margins. However, we continue to see the benefits from a number of our cost-saving initiatives including (i) leveraging our therapeutic management overhead infrastructure over the expanded revenue base, (ii) improving the utilization of our facilities, and (iii) the consolidation of our clinical trial management systems resulting in achieving better efficiencies due to standardization.

Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenue. As noted above, reimbursable out-of-pocket expenses increased by 68.5% or $66.7 million, to $164.1 million for the three months ended March 31, 2016 from $97.4 million for the three months ended March 31, 2015.

Selling, General and Administrative Expenses

For the three months ended March 31, 2016 and March 31, 2015, selling, general and administrative expenses were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
Selling, general and administrative	$43,479	$35,800	$7,679	21.4%
Percentage of net service revenue	17.5%	16.9%
The following is a summary of the year-over-year fluctuation in components of our selling, general and administrative expenses during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 (in thousands):

Three Months Ended March 31,
2015 to 2016
Change in:
Salaries, benefits, and incentive compensation	$6,324
Provision for doubtful accounts	920
Other expenses	435
Total	$7,679
Selling, general and administrative expenses increased by $7.7 million, or 21.4%, to $43.5 million for the three months ended March 31, 2016 from $35.8 million for the three months ended March 31, 2015. This increase was driven primarily by an increase in salaries, benefits, and incentive compensation, primarily as a result of the additions in personnel to support the growth of our business, and an increase in the provision for doubtful accounts. In addition, our selling, general and administrative expenses increased on a year-over-year basis due to the 2015 period including the settlement of certain employee-related liabilities totaling approximately $1.1 million. Also included within the net increase in selling, general and administrative expenses is a net reduction from fluctuations in foreign currency exchange rates of $0.8 million for the three months ended March 31, 2016 as compared to March 31, 2015.
Selling, general and administrative expenses as a percentage of net service revenue increased from 16.9% for the three months ended March 31, 2015 to 17.5% for the three months ended March 31, 2016. This increase was primarily attributable to the increase in the provision for doubtful accounts and the positive impact of the settlement of certain employee related liabilities in 2015, as noted above.
Restructuring and Other Costs
Restructuring and other costs were $6.0 million for the three months ended March 31, 2016, consisting of employee severance costs of $5.6 million and $0.4 million of other costs.
In order to ensure that our organizational focus and resources are properly aligned with our strategic goals, and to continue strengthening the delivery of our growing backlog to customers, we completed a review of our business. As a result, we are making certain changes to our therapeutic unit structure to realign with management focus and optimize the efficiency of our resourcing to achieve our strategic plan. Accordingly, on March 31, 2016 management approved a global plan to eliminate approximately 175 positions globally and, as a result, recorded a charge of $5.6 million related to employee severance costs. As a follow-up to this plan, further efforts were made to refine our resourcing plan to align with our strategic goals and strengthen service delivery. The remaining positions to be eliminated will result in an estimated $1.0 million to $2.0 million of additional restructuring expenses to be incurred in the second quarter of 2016. We expect to complete all of the actions and make substantially all payments to affected employees during 2016. We will further evaluate our facilities infrastructure once these actions have been completed. In the three months ended March 31, 2016, we also incurred a charge of $0.4 million related primarily to legal and consulting cost incurred in relation to the continued consolidation of legal entities and restructuring of our contract management process to meet the requirements of upcoming accounting regulation changes.
In the three months ended March 31, 2015, the Company completed negotiations with respect to exiting certain facilities and revised its exit cost estimates related to the corresponding lease agreements. This resulted in a net reduction to the previously accrued liability of approximately $0.4 million, comprised of the estimated facility exit cost reversals of approximately $0.7 million, partially offset by certain other costs of approximately $0.3 million primarily consisting of early lease termination fees.
Transaction Expenses
For the three months ended March 31, 2016, we incurred transaction expenses of $0.6 million primarily consisting of third-party fees associated with proposed corporate transactions. For the three months ended March 31, 2015, transaction expenses were $0.1 million, consisting of legal fees associated with our 2015 debt refinancing, which was executed in the second quarter of 2015, and other transactions.
Asset Impairment Charges
During the first quarter of 2015, we observed deteriorating performance due to reduced revenue resulting from cancellations and lower than expected new business awards in our Phase I Services reporting unit. This resulted in a triggering event requiring an evaluation of both long-lived assets and goodwill for potential impairment. As a result of these evaluations, we recorded a total asset impairment charge of $3.9 million, consisting of a long-lived assets impairment charge of $1.0 million and a goodwill impairment charge of $2.9 million. There were no intangible assets associated with Phase I Services at March 31, 2015. We also reviewed the estimated useful lives assigned to long-lived assets associated with the Phase I Services reporting unit and determined that no adjustment was deemed necessary at that time. There were no asset impairment charges for the three months ended March 31, 2016.

Depreciation and Amortization Expense
Total depreciation and amortization expense increased to $14.4 million for the three months ended March 31, 2016 from $14.2 million for the three months ended March 31, 2015, primarily due to an increase in depreciation expense resulting from a higher fixed asset balance in the first quarter of 2016 compared to the prior year.
Other Expense, Net
For the three months ended March 31, 2016 and March 31, 2015, other income and expense were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
Interest income	$34	$84	$(50)	(59.5)%
Interest expense	(3,004)	(5,389)	2,385	44.3%
Other (expense) income, net	(5,117)	3,466	(8,583)	(247.6)%
Total other expense, net	$(8,087)	$(1,839)	$(6,248)	(339.7)%

Total other expense, net increased to $8.1 million for the three months ended March 31, 2016 from $1.8 million for the three months ended March 31, 2015. Interest expense decreased by $2.4 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to decreased interest rates in 2016 as a result of our debt repayment and refinancing activities during the second quarter of 2015. Other income (expense), net decreased from income of $3.5 million for the three months ended March 31, 2015 to expense of $5.1 million the three months ended March 31, 2016 primarily as a result of foreign currency losses.
Income Tax Benefit (Expense)
Income tax expense was $7.0 million for the three months ended March 31, 2016 compared to $5.3 million for the three months ended March 31, 2015. Variances from the statutory rate of 35% for the three months ended March 31, 2016 was primarily due to (i) the geographic split of pre-tax income, and (ii) discrete tax adjustments related to excess tax benefits on share-based payments. Variances from the statutory rate of 35% for the three months ended March 31, 2015 was primarily due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets, (ii) the geographic split of pre-tax income, and (iii) discrete tax adjustments related to the release of valuation allowances and unrecognized tax benefits.
Net Income
Net income decreased to $17.4 million for the three months ended March 31, 2016 from $25.3 million for the three months ended March 31, 2015, respectively. This decrease was primarily due to the reasons discussed above, in particular, the impact of foreign currency losses in 2016 compared to gains in the first quarter of the prior year.

Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	March 31, 2016	December 31, 2015
Balance sheet statistics:
Cash and cash equivalents	$53,181	$85,011
Restricted cash	476	452
Working capital, excluding restricted cash	(23,282)	(52,998)
We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations and funds available for borrowing under our $150.0 million revolving credit facility. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of services, possible acquisitions, integration and restructuring costs, geographic expansion, working capital and other general corporate expenses. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations and funds available under our revolving credit facility will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations and other currently anticipated liquidity requirements for at least the next 12 months.
As of March 31, 2016, we had total principal amount of indebtedness (including capital leases) of approximately $475.0 million. Further, we had undrawn commitments available for additional borrowings under our senior secured facilities of $149.2 million (net of $0.8 million in outstanding letters of credit as of March 31, 2016) which we may use for working capital and other purposes. The issuance of additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure additional capital and other resources.
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

Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015
For the three months ended March 31, 2016 and 2015, our cash flows from operating, investing and financing activities were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2016	March 31, 2015	Change
Net cash (used in) provided by operating activities	$(646)	$43,631	$(44,277)	(101.5)%
Net cash used in investing activities	(4,774)	(4,870)	96	2.0%
Net cash used in financing activities	(26,452)	(1,262)	(25,190)	(1,996.0)%
Cash Flows from Operating Activities
For the three months ended March 31, 2016, our operating activities used $0.6 million in cash, consisting of a net income of $17.4 million, adjusted for net non-cash items of $25.2 million primarily related to depreciation and amortization, share-based compensation, provisions for doubtful accounts, and foreign currency adjustments. In addition, $43.2 million of cash was used by changes in operating assets and liabilities, consisting primarily of an increase in billed and unbilled accounts receivable and a decrease in deferred revenue.
For the three months ended March 31, 2015, our operating activities provided $43.6 million in cash flow, consisting of a net income of $25.3 million, adjusted for net non-cash items of $18.0 million primarily related to depreciation and amortization, amortization of capitalized loan fees, share-based compensation, impairment of goodwill and long-lived assets and deferred income taxes. In addition, $0.4 million of cash was provided by changes in operating assets and liabilities, consisting primarily of an increase in deferred revenue offset by an increase in billed and unbilled accounts receivable and a decrease in accounts payable and accrued expenses.
The changes in operating assets and liabilities result primarily from the net change in accounts receivable, unbilled revenue and deferred revenue, coupled with changes in accrued liabilities. Fluctuations in billed and unbilled receivables and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and deferred revenue can vary significantly from period to period.
Cash flows from operations decreased by $44.3 million during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to year-over-year decrease in net income of $7.9 million and a decrease of $43.7 million due to a reduction in the cash inflow from working capital, partially offset by a year-over-year increase in net non-cash items of $7.2 million.
Cash Flows from Investing Activities
For the three months ended March 31, 2016, we used $4.8 million in cash for investing activities for the purchase of property and equipment. For the full year 2016, we expect our total capital expenditures to be between $26.0 million and $30.0 million.
For the three months ended March 31, 2015, we used $4.9 million in cash for investing activities for the purchase of property and equipment.

Cash Flows from Financing Activities
For the three months ended March 31, 2016, financing activities used $26.5 million in cash related to a $30.0 million repayment under the revolving line of credit. This cash outflow was partially offset proceeds of $3.6 million from the exercise of stock options.
For the three months ended March 31, 2015, financing activities used $1.3 million in cash for the payments on long-term debt and capital leases obligations.
Contractual Obligations and Commitments
We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2015.
Recently Issued Accounting Standards
For a description of recently issued accounting pronouncements, including the expected dates of adoption and the estimated effects, if any, on our consolidated financial statements, see Note 1 - Basis of Presentation and Changes in Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for fiscal year ended December 31, 2015.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are party to legal proceedings incidental to our business. While our management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material effect on our unaudited condensed consolidated financial statements, litigation is subject to inherent uncertainties.
Item 1A. Risk Factors.
See “Item 1A. - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, for a detailed discussion of risk factors affecting the Company. There have been no significant changes from the risk factors previously disclosed in these filings.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Form of Performance Restricted Stock Unit Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	—	—	—	Filed herewith
10.2	Form of Performance Restricted Stock Unit Award Agreement for Non-U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on May 2, 2016.

INC RESEARCH HOLDINGS INC.

Date: May 2, 2016	/s/ Gregory S. Rush
Gregory S. Rush
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Form of Performance Restricted Stock Unit Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	—	—	—	Filed herewith
10.2	Form of Performance Restricted Stock Unit Award Agreement for Non-U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith