Form 10-Q
period 2016-06-30
INC Research Holdings, Inc.
filed 2016-07-28
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 21, 2016, there were approximately 54,705,984 shares of the registrant's common stock outstanding.

INC RESEARCH HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net service revenue	$258,804	$227,376	$507,801	$438,890
Reimbursable out-of-pocket expenses	140,843	109,916	304,933	207,319
Total revenue	399,647	337,292	812,734	646,209

Costs and operating expenses:
Direct costs	159,497	138,010	311,555	263,458
Reimbursable out-of-pocket expenses	140,843	109,916	304,933	207,319
Selling, general and administrative	42,596	37,125	86,075	72,925
Restructuring and other costs	1,364	2,012	7,402	1,594
Transaction expenses	1,169	397	1,730	519
Asset impairment charges	—	—	—	3,931
Depreciation	5,060	4,420	9,952	9,186
Amortization	9,463	9,473	18,924	18,951
Total operating expenses	359,992	301,353	740,571	577,883
Income from operations	39,655	35,939	72,163	68,326

Other income (expense), net:
Interest income	43	45	77	129
Interest expense	(3,087)	(4,233)	(6,091)	(9,622)
Loss on extinguishment of debt	—	(9,795)	—	(9,795)
Other (expense) income, net	(3,260)	1,675	(8,377)	5,141
Total other expense, net	(6,304)	(12,308)	(14,391)	(14,147)
Income before provision for income taxes	33,351	23,631	57,772	54,179
Income tax expense	(2,948)	(310)	(9,964)	(5,602)
Net income	$30,403	$23,321	$47,808	$48,577

Earnings per share:
Basic	$0.56	$0.40	$0.88	$0.81
Diluted	$0.54	$0.39	$0.85	$0.79
Weighted average common shares outstanding:
Basic	54,298	58,231	54,127	59,731
Diluted	56,078	60,464	55,970	61,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$30,403	$23,321	$47,808	$48,577
Unrealized loss on derivative instruments, net of tax benefit of $241, $0, $241 and $0	(923)	—	(923)	—
Foreign currency translation adjustments	(1,269)	(2,176)	4,067	(11,394)
Comprehensive income	$28,211	$21,145	$50,952	$37,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$91,916	$85,011
Restricted cash	617	452
Accounts receivable:
Billed, net	190,376	158,315
Unbilled	165,701	139,697
Prepaid expenses and other current assets	35,819	38,571
Total current assets	484,429	422,046
Property and equipment, net	46,350	44,813
Goodwill	552,815	553,008
Intangible assets, net	133,434	152,340
Deferred income taxes	11,109	12,073
Other long-term assets	23,967	26,939
Total assets	$1,252,104	$1,211,219

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,092	$22,497
Accrued liabilities	147,545	111,262
Deferred revenue	284,205	311,029
Current portion of long-term debt	15,625	29,804
Total current liabilities	474,467	474,592
Long-term debt, less current portion	456,804	472,035
Deferred income taxes	3,749	28,066
Other long-term liabilities	28,447	19,092
Total liabilities	963,467	993,785

Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000,000 authorized, 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value; 600,000,000 shares authorized; 54,569,305 and 53,871,484 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	546	539
Additional paid-in-capital	572,600	559,910
Accumulated other comprehensive loss, net of taxes	(38,399)	(41,543)
Accumulated deficit	(246,110)	(301,472)
Total shareholders' equity	288,637	217,434
Total liabilities and shareholders' equity	$1,252,104	$1,211,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Operating activities
Net income	$47,808	$48,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,876	28,137
Loss on extinguishment of debt	—	9,795
Stock repurchase costs	—	519
Amortization of capitalized loan fees	524	812
Share-based compensation	5,887	1,620
Provision for (recovery of) doubtful accounts	1,098	(145)
Deferred income tax benefit	(5,331)	(283)
Foreign currency adjustments	13,593	(4,463)
Asset impairment charges	—	3,931
Other adjustments	137	(163)
Changes in operating assets and liabilities:
Accounts receivable billed and unbilled	(61,062)	(28,808)
Accounts payable and accrued liabilities	4,070	(10,211)
Deferred revenue	5,921	51,946
Other assets and liabilities	2,855	(5,989)
Net cash provided by operating activities	44,376	95,275
Investing activities
Purchases of property and equipment	(11,490)	(7,669)
Net cash used in investing activities	(11,490)	(7,669)
Financing activities
Payments on long-term debt	—	(475,001)
Proceeds from issuance of long-term debt	—	525,000
Payments of debt financing costs	—	(4,987)
Proceeds from revolving credit facility	15,000	—
Repayments of revolving credit facility	(45,000)	—
Payments related to business combinations	—	(901)
Principal payments toward capital lease obligations	—	(341)
Payments of stock repurchase costs	—	(519)
Payments for repurchase of common stock	—	(150,000)
Payments related to tax withholding for share-based compensation	(37)	(644)
Proceeds from the exercise of stock options	9,125	—
Net cash used in financing activities	(20,912)	(107,393)
Effect of exchange rate changes on cash and cash equivalents	(5,069)	(8,155)
Net change in cash and cash equivalents	6,905	(27,942)
Cash and cash equivalents at the beginning of the period	85,011	126,453
Cash and cash equivalents at the end of the period	$91,916	$98,511

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
Unaudited Interim Financial Information
The Company prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 24, 2016. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other future period. The amounts in the December 31, 2015 consolidated condensed balance sheet are derived from the audited financial statements as of December 31, 2015.
Share-Based Compensation
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, in an effort to simplify the accounting for share-based payments and improve the usefulness of information provided to financial statement users related to income tax consequences, classification of awards as either equity or liabilities and the classification of share-based payments within the statement of cash flows. The amendments in this ASU will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and early adoption is permitted. The Company elected to early adopt this ASU effective in the first quarter of 2016. The following summarizes the effects of the adoption on the Company's unaudited condensed consolidated financial statements:
Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, the Company recognized discrete adjustments to income tax expense for the three and six months ended June 30, 2016, in the amount of $6.7 million and $8.0 million, respectively, related to excess tax benefits. The Company has applied the modified retrospective adoption approach beginning in 2016 and has recorded a cumulative-effect adjustment to retained earnings and reduced its deferred tax liability by $7.6 million. This adjustment related to tax assets that had previously arisen from tax deductions for equity compensation expenses that were greater than the compensation recognized for financial reporting. These assets had been excluded from the deferred tax assets and liabilities totals on the balance sheet as a result of certain realization requirements previously included in ASC 718. Prior periods have not been adjusted.

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

Derivatives
The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. If the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and has satisfied the criteria necessary, the Company applies hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company chooses not to apply hedge accounting. Details related to the Company's derivative transactions as of June 30, 2016, are discussed in "Note 3 - Derivatives" of this Quarterly Report on Form 10-Q.
In accordance with FASB’s fair value measurement guidance, the Company measures the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Recently Issued Accounting Standards

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year and modified the standard to allow early adoption. For public entities, the standard is now effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify principal versus agent considerations in order to improve the operability and understandability of the implementation guidance related to this topic. In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 does not change the core principle of the guidance in Topic 606, but rather narrows aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. ASU 2016-08, ASU 2016-10 and ASU 2016-12 did not change the core principles of the previously issued guidance and did not change its effective date. The Company is currently evaluating the impact of the adoption of these standards on its unaudited condensed consolidated financial statements, implementing accounting system changes related to the adoption, and considering additional disclosure requirements.

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
In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 requires public companies to use exit prices to measure the fair value of financial instruments. Specifically the guidance will require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statement and will eliminate the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, for liabilities measured at fair value under the fair value option, ASU 2016-01 requires companies to present in other comprehensive income changes in fair value due to changes in instrument specific credit risk. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of the amendments is not permitted for public companies. The Company is currently evaluating the impact of the adoption of this standard on its unaudited condensed consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases. ASU 2016-02 will require organizations to recognize lease assets and lease liabilities on the balance sheet, including leases that were previously classified as operating leases. The ASU will also require additional disclosures about leasing arrangements related to the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments is permitted and the new guidance will be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its unaudited condensed consolidated financial statements.

In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company does not believe the adoption of this guidance will have a material impact on its unaudited condensed consolidated financial statements.
2. Financial Statement Details
Accounts receivable billed, net
Accounts receivable billed, net of provision for doubtful accounts, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Accounts receivable, billed	$195,005	$161,872
Less provision for doubtful accounts	(4,629)	(3,557)
Accounts receivable billed, net	$190,376	$158,315
Goodwill
The changes in carrying amounts of goodwill by segment for the six months ended June 30, 2016 were as follows (in thousands):

	Total	Clinical Development Services	Phase I Services
Balance at December 31, 2015:
Gross goodwill	$569,174	$561,032	$8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Total goodwill and accumulated impairment losses	553,008	553,008	—
2016 Activity:
Impact of foreign currency translation	(193)	(193)	—
Balance at June 30, 2016:
Gross goodwill	568,981	560,839	8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Total goodwill and accumulated impairment losses	$552,815	$552,815	$—

Accumulated other comprehensive loss, net of taxes
Accumulated other comprehensive loss, net of taxes consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Foreign currency translation loss	$(37,476)	$(41,543)
Unrealized loss on derivative instruments, net of taxes	(923)	—
Accumulated other comprehensive loss, net of taxes	$(38,399)	$(41,543)
Other (expense) income, net
Other (expense) income, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net realized foreign currency gain (loss)	$2,592	$(785)	$5,462	$7
Net unrealized foreign currency gain (loss)	(5,820)	2,074	(13,593)	4,463
Other, net	(32)	386	(246)	671
Total other (expense) income, net	$(3,260)	$1,675	$(8,377)	$5,141
3. Derivatives

On May 11, 2016, the Company entered into two interest rate swaps with a combined notional value of $300.0 million in an effort to limit its exposure to variable interest rates on its 2015 Term Loan. Interest began accruing on the swaps on June 30, 2016 and the interest rate swaps expire on June 30, 2018 and May 14, 2020. The material terms of these derivatives are substantially the same as those contained within the Company’s 2015 Credit Agreement, including monthly settlements with the swap counterparty.

The interest rate swaps have been designated as cash flow hedges as these transactions were executed to manage the Company's exposure to variable interest rate movements and their impact on future interest payments. The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in "Accumulated Other Comprehensive Loss" ("AOCL") and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is included in the "Interest expense" line item in the unaudited condensed consolidated statements of operations. During the three and six months ended June 30, 2016, the Company recorded an immaterial amount of hedge ineffectiveness in earnings attributable to inconsistencies in certain terms between the interest rate swaps and its 2015 Credit Agreement.

Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s 2015 Term Loan. The Company estimates that $0.5 million will be reclassified as an increase to interest expense in the next 12 months.

The fair values of the Company’s interest rate swaps designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	June 30, 2016	December 31, 2015
Interest rate swaps - current	Accrued liabilities	$459	$—
Interest rate swaps - non-current	Other long-term liabilities	$720	$—

4. Fair Value Measurements
At June 30, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, debt and interest rate swaps. The fair value of the cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments.
The fair value of the long-term debt is determined based on market prices for similar financial instruments or model-derived valuations based on observable inputs and falls under Level 2 of the fair value hierarchy as defined in the authoritative guidance. The estimated fair value of the long-term debt was $475.0 million at June 30, 2016.
Recurring Fair Value Measurements
Currently, the Company uses interest rate swaps to manage its risk related to variable interest rates on its 2015 Term Loan. The fair value of interest rate swaps is determined using the market standard methodology of discounted future variable cash receipts. The variable cash receipts are determined by discounting the future expected cash receipts that would occur if variable interest rates rise above the fixed rate of the swaps. The variable interest rates used in the calculation of projected receipts on the swap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As of June 30, 2016, the fair value of the interest rate swaps was approximately $1.2 million and these derivatives were identified as Level 2 liabilities.
The Company does not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2016. There were no transfers between Level 1, Level 2 or Level 3 during the six months ended June 30, 2016.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying unaudited condensed consolidated balance sheets at cost and are not re-measured to fair value on a recurring basis. These assets are classified as Level 3 within the fair value hierarchy. Goodwill and indefinite-lived intangible assets, net are tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. The Company tests finite-lived intangible assets for impairment upon the occurrence of certain triggering events.
As of June 30, 2016, assets carried on the balance sheet and not re-measured to fair value on a recurring basis totaled $686.2 million and were comprised of: goodwill of $552.8 million; finite-lived intangible assets, net of $98.4 million; and indefinite-lived intangible assets of $35.0 million.
5. Restructuring and Other Costs
On March 31, 2016, management approved a global plan to eliminate approximately 175 positions worldwide in an effort to ensure that the Company's organizational focus and resources were properly aligned with its strategic goals and to continue strengthening the delivery of its growing backlog to customers. Accordingly, the Company made certain changes to its therapeutic unit structure to realign with management focus and optimize the efficiency of its resourcing to achieve its strategic plan, and, as a result, incurred $5.6 million related to employee severance costs during the first quarter of 2016. During the second quarter of 2016, the Company refined its resourcing plan to further align with its strategic goals and strengthen service delivery. These actions resulted in eliminating an additional 20 positions, resulting in $1.5 million of additional employee severance costs. The Company expects to complete these actions and make substantially all payments to affected employees during 2016. Once these actions have been completed, the Company will further evaluate its facilities infrastructure requirements.

For the six months ended June 30, 2016, the Company also incurred charges of $0.5 million related primarily to legal and consulting cost incurred for the continued consolidation of its legal entities and the restructuring of its contract management process in preparation for adopting further accounting pronouncements. These costs were partially offset by a net reduction in facility closure expenses of $0.2 million due to the reversal of previously accrued liabilities as a result of the Company completing negotiations with respect to exiting certain facilities.
The costs related to all restructuring plans are included in the "Restructuring and other costs" line item in the unaudited condensed consolidated statements of operations. Restructuring costs are not allocated to the Company’s reportable segments because they are not part of the segment performance measures regularly reviewed by management. During the six months ended June 30, 2016, the Company made payments and provision adjustments for all plans as presented below (in thousands):

	Employee Severance Costs	Facility Closure Charges	Other Charges	Total
Balance at December 31, 2015	$1,065	$3,661	$—	$4,726
Expenses incurred, net	7,125	(207)	484	7,402
Payments made	(3,455)	(543)	(444)	(4,442)
Balance at June 30, 2016	$4,735	$2,911	$40	$7,686
6. Earnings Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands, except per share data):

	Net Income (Numerator)	Number of Shares (Denominator)	Per-Share Amount
For the three months ended June 30, 2016
Basic earnings per share	$30,403	54,298	$0.56
Effect of dilutive securities	—	1,780
Diluted earnings per share	$30,403	56,078	$0.54

For the three months ended June 30, 2015
Basic earnings per share	$23,321	58,231	$0.40
Effect of dilutive securities	—	2,233
Diluted earnings per share	$23,321	60,464	$0.39

	Net Income (Numerator)	Number of Shares (Denominator)	Per-Share Amount
For the six months ended June 30, 2016
Basic earnings per share	$47,808	54,127	$0.88
Effect of dilutive securities	—	1,843
Diluted earnings per share	$47,808	55,970	$0.85

For the six months ended June 30, 2015
Basic earnings per share	$48,577	59,731	$0.81
Effect of dilutive securities	—	2,074
Diluted earnings per share	$48,577	61,805	$0.79

The computation of diluted earnings per share excludes unexercised stock options and unvested restricted stock units ("RSUs") that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average number of stock options and RSUs calculated using the treasury stock method that were excluded due to the exercise/threshold price exceeding the average market price of the Company's common stock during the period	751	23	816	15
7. Share-Based Compensation
The following table summarizes option activity for the six month period ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	3,421,425	$15.75
Granted	335,758	$42.89	$14.49
Exercised	(682,939)	$10.42
Forfeited	(28,211)	$30.79
Expired	—	$—
Outstanding at June 30, 2016	3,046,033	$19.80
The following table summarizes activity related to performance- and time-based RSUs for the six month period ended June 30, 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	225,110
Granted	399,067	$42.94
Vested	(22,772)
Forfeited	(10,423)
Non-vested at June 30, 2016	590,982

Performance Based Awards
In January 2016, the Company’s Board of Directors (the "Board") and Compensation Committee granted the executive officers performance-based RSUs (“PRSUs”) for up to a maximum of 144,900 shares of common stock. These performance-based grants are subject to the Company's performance in fiscal years 2016, 2017 and 2018 and will not be distributed until after the 2018 Annual Report on Form 10-K is filed. Vesting is contingent upon the Company meeting company-wide adjusted earnings per share performance goals in each of the three years. The related share-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term, with a maximum of one-third of the potential awards earned in each year the targets are met. During the interim financial periods, management estimates the number of PRSUs that are probable to vest until the achievement of the performance goals is known. These awards are included in the table above.

Total share-based compensation expense associated with stock options and RSUs recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Direct costs	$1,283	$353	$2,542	$736
Selling, general and administrative	1,788	560	3,345	884
Total share-based compensation expense	$3,071	$913	$5,887	$1,620
Employee Stock Purchase Plan
In March 2016, the Board approved the INC Research Holdings, Inc. 2016 Employee Stock Purchase Plan (“ESPP”) which was approved by the Company’s shareholders on May 24, 2016. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages to be applied toward the purchase of full shares of the Company’s common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a 15% discount on the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first day of the trading period or (ii) the last trading day of each offering period. Offering periods under the ESPP are six months in duration and the first offering period will begin on September 1, 2016. As of June 30, 2016, there were 1.0 million shares reserved for future issuance under the ESPP.
8. Income Taxes
The Company’s effective tax rate for the three and six months ended June 30, 2016 was 8.8% and 17.2%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2016 was lower than the U.S. federal statutory rate primarily due to (i) the geographic split of pre-tax income, (ii) foreign exchange loss due to historical branch transactions and (iii) discrete tax adjustments related to excess tax benefits on share-based payments, as described in Note 1 under "Share-Based Compensation."

The Company’s effective tax rate for the three and six months ended June 30, 2015 was 1.3% and 10.3%, respectively. The Company's effective tax rate for the three and six months ended June 30, 2015 was lower than the U.S. federal statutory rate primarily due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets, (ii) the geographic split of pre-tax income, and (iii) discrete tax adjustments related to the release of valuation allowances and unrecognized tax benefits.

As of June 30, 2016, the Company's unrecognized tax benefits totaled $16.3 million, all of which would impact the Company's effective tax rate if recognized. The increase in the tax liability from December 31,

2015 is attributable to the Company's adoption of ASU 2013-11. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2016, accrued interest and penalties totaled $1.5 million and $0.8 million, respectively.
9. Segment Information
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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue:
Clinical Development Services	$254,178	$223,612	$500,151	$432,024
Phase I Services	4,626	3,764	7,650	6,866
Segment revenue	258,804	227,376	507,801	438,890
Reimbursable out-of-pocket expenses not allocated to segments	140,843	109,916	304,933	207,319
Total revenue	$399,647	$337,292	$812,734	$646,209
Direct costs:
Clinical Development Services	$156,303	$135,226	$305,617	$258,143
Phase I Services	3,194	2,784	5,938	5,315
Segment direct costs	159,497	138,010	311,555	263,458
Reimbursable out-of-pocket expenses not allocated to segments	140,843	109,916	304,933	207,319
Direct costs and reimbursable out-of-pocket expenses	$300,340	$247,926	$616,488	$470,777
Segment contribution margin:
Clinical Development Services	$97,875	$88,386	$194,534	$173,881
Phase I Services	1,432	980	1,712	1,551
Segment contribution margin	99,307	89,366	196,246	175,432
Less expenses not allocated to segments:
Selling, general and administrative	42,596	37,125	86,075	72,925
Restructuring and other costs	1,364	2,012	7,402	1,594
Transaction expenses	1,169	397	1,730	519
Asset impairment charges	—	—	—	3,931
Depreciation and amortization	14,523	13,893	28,876	28,137
Consolidated income from operations	$39,655	$35,939	$72,163	$68,326
The CODM reviews the Company's assets on a consolidated basis. The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance and allocating resources.

10. Operations by Geographic Location
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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net service revenue:
North America(1)	$200,938	$167,822	$384,505	$319,451
Europe, Middle East and Africa	51,782	55,426	110,998	110,793
Asia-Pacific	6,081	4,068	12,282	8,585
Latin America	3	60	16	61
Total net service revenue	258,804	227,376	507,801	438,890
Reimbursable-out-of-pocket expenses	140,843	109,916	304,933	207,319
Total revenue	$399,647	$337,292	$812,734	$646,209
(1) Net service revenue for the North America region includes revenue attributable to the United States of $194.1 million and $163.3 million, or 75.0% and 71.8% of net service revenue, for the three months ended June 30, 2016 and 2015, respectively. Net service revenue for the North America region includes revenue attributable to the United States of $373.7 million and $311.1 million, or 73.6% and 70.9% of net service revenue, for the six months ended June 30, 2016 and 2015, respectively. No other countries represented more than 10% of net service revenue for any period.
The following table summarizes long-lived assets by geographic area (in thousands and all intercompany transactions have been eliminated):

	June 30, 2016	December 31, 2015
Total property and equipment, net:
North America(1)	$31,574	$28,992
Europe, Middle East, and Africa	9,277	9,891
Asia-Pacific	5,021	5,491
Latin America	478	439
Total property and equipment, net	$46,350	$44,813
(1) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $31.1 million and $28.7 million as of June 30, 2016 and December 31, 2015, respectively.
11. Concentration of Credit Risk
For the three months ended June 30, 2016, various subsidiaries of Customer B accounted for 11% of total net service revenue. For the six months ended June 30, 2015, various subsidiaries of Customer A accounted for 10% of total net service revenue. No customer accounted for 10% or more of total net service revenue for the six months ended June 30, 2016 or the three months ended June 30, 2015.
At June 30, 2016 and December 31, 2015, no customer accounted for more than 10% of billed and unbilled accounts receivable balances.

12. Related-Party Transactions
The Company recorded net service revenue of $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively, from a customer who had a significant shareholder who is also a significant shareholder of the Company. There were no material transactions with related parties for the three and six months ended June 30, 2015.
13. Commitments and Contingencies
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
Accrued insurance liabilities and related expenses are based on estimates of claims incurred but not reported. Incurred but not reported claims are generally determined by taking into account historical claims payments and known trends such as claim frequency and severity. The Company makes estimated judgments and assumptions with respect to these calculations, including but not limited to, estimated healthcare cost trends, estimated lag time to report any paid claims, average cost per claim and other factors. The Company believes the estimates of future liability are reasonable based on its methodology; however, changes in claims activity (volume and amount per claim) could materially affect the estimate for these liabilities. The Company continually monitors claim activity and incidents and makes necessary adjustments based on these evaluations. As of June 30, 2016, the Company had accrued self-insurance reserves of $3.2 million.

14. Subsequent Events

On July 26, 2016, the Company’s board of directors approved a $150.0 million repurchase program for shares of the Company’s common stock in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law. The program will commence on August 1, 2016 and end no later than December 31, 2017. The Company intends to use cash on hand and borrowings under its 2015 Credit Facility to fund the stock repurchase program. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements, and the overall market condition. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws.

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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: the impact of underpricing our contracts, overrunning our cost estimates or failing to receive approval for or experiencing delays with documentation of change orders; the impact of unfavorable economic conditions, including the uncertain economic environment in Europe as a result of the recent vote by the United Kingdom to exit from the European Union, changes in exchange rates and effective income tax rate fluctuations; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; the risks associated with our information systems infrastructure; any adverse effects from customer or therapeutic area concentration; the risks associated with doing business internationally; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our failure to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations; the risk of litigation and personal injury claims; the risks associated with potential future acquisitions or investments in our customers' businesses or drugs; the impact of changes in government regulations and healthcare reform; our reliance on key personnel and good corporate governance as we transition from having been a "controlled company" that was majority owned by our private equity sponsors; and our ability to service our substantial indebtedness. For a further discussion of the risks relating to our business, see “Risk Factors” in Part II, Item 1A of this Quarterly report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
Overview of our Business and Services
We are a leading global CRO, based on revenues, and are exclusively focused on Phase I to Phase IV clinical development services for the biopharmaceutical and medical device industries. We provide our customers highly differentiated therapeutic alignment and expertise, with a particular strength in central nervous system ("CNS"), oncology and other complex diseases. We consistently and predictably deliver clinical development services in a complex environment and offer a proprietary, operational approach to clinical trials through our Trusted Process® methodology. Our service offerings focus on optimizing the development of and, therefore, the commercial potential for, our customers’ new biopharmaceutical compounds, enhancing returns on their research and development ("R&D"), investments, and reducing their overhead by offering an attractive variable cost alternative to fixed cost, in-house resources.

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
We have two reportable segments: Clinical Development Services and Phase I Services. Clinical Development Services offers a variety of clinical development services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management, study reports to assist customers with their drug development process, and specialized consulting services. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages, and support for Phase I studies in established compounds. For financial information regarding revenue and long-lived assets by geographic areas, please see Note 10 - Operations by Geographic Location to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The discussion and analysis of our financial condition and results of operations herein is presented on a consolidated basis. Because our Clinical Development Services segment accounts for substantially all of our business operations, we believe that a discussion of our reportable segments’ operations would not be meaningful disclosure for investors. See further discussion in Note 9 - Segment Information to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
We earn net service revenue primarily for services performed under contracts for global clinical drug trials, based upon output measures that are specific to the services performed and defined by the contract. Engagements for Phase II to Phase IV clinical trials, which represent the majority of our revenue, are typically long duration contracts ranging from several months to several years. The contracts for these engagements typically cover the detailed scope of work, phases, milestones, billing schedules and processes for review of work and clinical results. Contracts are individually priced and negotiated based on the anticipated level of effort required to complete the project, the complexity and performance risks, and the level of competition in the market.
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
New Business Awards and Backlog
We add new business awards to backlog when we enter into a contract or when we receive a written commitment from the customer selecting us as its service provider, provided that (i) the customer has received appropriate internal funding approval, (ii) the project or projects are not contingent upon completion of another trial or event, (iii) the project or projects are expected to commence within the next 12 months, and (iv) the customer has entered or intends to enter into a comprehensive contract as soon as practicable. We recognize revenue on these awards as services are performed, provided we have entered into a contractual commitment with the customer.

Our new business awards, net of cancellations of prior awards, for the three months ended June 30, 2016 and 2015 were $302.1 million and $295.9 million, respectively. Our new business awards, net of cancellations of prior awards, for the six months ended June 30, 2016 and 2015 were $604.4 million and $551.4 million, respectively. Net new business awards were higher in the first six months of 2016 compared to the first six months of 2015 primarily due to the continued growth of our business across our CNS, oncology and other complex therapeutic areas, partially offset by a large program cancellation during the second quarter of 2016. Specifically, our net new business awards for the three and six months ended June 30, 2016 were negatively impacted by a $57 million cancellation by one of our customers due to insufficient clinical efficacy of the underlying compound. New business awards have varied and may continue to vary significantly from quarter to quarter. Fluctuations in our reported backlog and net new business award levels often result from the fact that we may receive a small number of relatively large orders in any given reporting period. Because of these large orders, our backlog and net new business awards in that reporting period might reach levels that are not sustained in subsequent reporting periods.
The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the future, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by our customers with 30 days' notice. We adjust the amount of our backlog each quarter for foreign currency fluctuations. For the three, six and twelve months ended June 30, 2016, fluctuations in foreign currency exchange rates resulted in an unfavorable impact on our June 30, 2016 backlog in the amount of $8.2 million, $1.2 million and $13.3 million, respectively, primarily due to the weakening of the British Pound and the Euro against the U.S. dollar. As of June 30, 2016 and 2015, our backlog was $1.9 billion and $1.7 billion, respectively. Included within backlog at June 30, 2016 was approximately $0.5 billion that we expect to generate revenue from during the remainder of 2016.
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

Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated financial statements along with the percentage changes for the three and six months ended June 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended
	June 30, 2016	June 30, 2015	Change
Net service revenue	$258,804	$227,376	$31,428	13.8%
Reimbursable out-of-pocket expenses	140,843	109,916	30,927	28.1%
Total revenue	399,647	337,292	62,355	18.5%
Direct costs	159,497	138,010	21,487	15.6%
Reimbursable out-of-pocket expenses	140,843	109,916	30,927	28.1%
Selling, general and administrative	42,596	37,125	5,471	14.7%
Restructuring and other costs	1,364	2,012	(648)	(32.2)%
Transaction expenses	1,169	397	772	194.5%
Depreciation	5,060	4,420	640	14.5%
Amortization	9,463	9,473	(10)	(0.1)%
Total operating expenses	359,992	301,353	58,639	19.5%
Income from operations	39,655	35,939	3,716	10.3%
Total other expense, net	(6,304)	(12,308)	6,004	48.8%
Income before provision for income taxes	33,351	23,631	9,720	41.1%
Income tax expense	(2,948)	(310)	(2,638)	(851.0)%
Net income	$30,403	$23,321	$7,082	30.4%

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
Net service revenue	$507,801	$438,890	$68,911	15.7%
Reimbursable out-of-pocket expenses	304,933	207,319	97,614	47.1%
Total revenue	812,734	646,209	166,525	25.8%
Direct costs	311,555	263,458	48,097	18.3%
Reimbursable out-of-pocket expenses	304,933	207,319	97,614	47.1%
Selling, general and administrative	86,075	72,925	13,150	18.0%
Restructuring and other costs	7,402	1,594	5,808	364.4%
Transaction expenses	1,730	519	1,211	233.3%
Asset impairment charges	—	3,931	(3,931)	(100.0)%
Depreciation	9,952	9,186	766	8.3%
Amortization	18,924	18,951	(27)	(0.1)%
Total operating expenses	740,571	577,883	162,688	28.2%
Income from operations	72,163	68,326	3,837	5.6%
Total other expense, net	(14,391)	(14,147)	(244)	(1.7)%
Income before provision for income taxes	57,772	54,179	3,593	6.6%
Income tax expense	(9,964)	(5,602)	(4,362)	(77.9)%
Net income	$47,808	$48,577	$(769)	(1.6)%

Net Service Revenue and Reimbursable Out-of-Pocket Expenses
For the three and six months ended June 30, 2016 and 2015, total revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	June 30, 2016	June 30, 2015	Change
Net service revenue	$258,804	$227,376	$31,428	13.8%
Reimbursable out-of-pocket expenses	140,843	109,916	30,927	28.1%
Total revenue	$399,647	$337,292	$62,355	18.5%

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
Net service revenue	$507,801	$438,890	$68,911	15.7%
Reimbursable out-of-pocket expenses	304,933	207,319	97,614	47.1%
Total revenue	$812,734	$646,209	$166,525	25.8%
For the three months ended June 30, 2016, net service revenue increased by $31.4 million, or 13.8%, to $258.8 million from $227.4 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, net service revenue increased by $68.9 million, or 15.7%, to $507.8 million from $438.9 million for the six months ended June 30, 2015. These increases were primarily driven by continued strong awards over the last two years. In 2016, our revenue grew across all therapeutic areas and has been particularly strong in the central nervous system, oncology and other complex therapeutic areas. During the three and six months ended June 30, 2016, fluctuations in foreign currency exchange rates resulted in an unfavorable impact of $0.1 million and $6.1 million, respectively, on net service revenue as compared to the three and six months ended June 30, 2015.
Net service revenue from our top five customers accounted for approximately 34.5% and 33.9% of total net service revenue for the three months ended June 30, 2016 and 2015, respectively. Net service revenue from our top five customers accounted for approximately 34.1% and 35.0% of total net service revenue for the six months ended June 30, 2016 and 2015, respectively.
For the three months ended June 30, 2016, various subsidiaries of Customer B accounted for 11% of total net service revenue. For the six months ended June 30, 2015, various subsidiaries of Customer A accounted for 10% of total net service revenue. No customer accounted for 10% or more of total net service revenue for the six months ended June 30, 2016 or the three months ended June 30, 2015.
Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenue. For the three months ended June 30, 2016, reimbursable out-of-pocket expenses, which represent expenses related to our clinical studies that are passed directly through to customers, increased by $30.9 million, or 28.1%, to $140.8 million from $109.9 million for the three months ended June 30, 2015. For the six months ended June 30, 2016, reimbursable out-of-pocket expenses increased by $97.6 million, or 47.1%, to $304.9 million from $207.3 million for the six months ended June 30, 2015. The reimbursements are offset by an equal amount shown under the same caption in the "Costs and operating expenses" section in our unaudited condensed consolidated statements of operations and, accordingly, have no impact on income from operations.

Direct Costs and Reimbursable Out-of-pocket Expenses
For the three and six months ended June 30, 2016 and 2015, direct costs and reimbursable out-of-pocket expenses were as follows (in thousands, except percentages):

	Three Months Ended
	June 30, 2016	June 30, 2015	Change
Direct costs	$159,497	$138,010	$21,487	15.6%
Reimbursable out-of-pocket expenses	140,843	109,916	30,927	28.1%
Total direct costs and reimbursable out-of-pocket expenses	$300,340	$247,926	$52,414	21.1%

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
Direct costs	$311,555	$263,458	$48,097	18.3%
Reimbursable out-of-pocket expenses	304,933	207,319	97,614	47.1%
Total direct costs and reimbursable out-of-pocket expenses	$616,488	$470,777	$145,711	31.0%
The following is a summary of the year-over-year fluctuation in components of direct costs during the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2015 to 2016	2015 to 2016
Change in:
Salaries, benefits and incentive compensation	$11,865	$27,659
Other	9,622	20,438
Total	$21,487	$48,097
Our direct costs increased by $21.5 million, or 15.6%, to $159.5 million for the three months ended June 30, 2016 from $138.0 million for the three months ended June 30, 2015. Our direct costs increased by $48.1 million, or 18.3%, to $311.6 million for the six months ended June 30, 2016 from $263.5 million for the six months ended June 30, 2015. These increases were primarily driven by the growth in our revenues and the resulting need for additional resources, along with our need to utilize a higher percentage of third party contractors during 2016 compared to 2015 as discussed further below.
The salaries, benefits and incentive compensation portion of direct costs increased by $11.9 million and $27.7 million, respectively, for the three and six months ended June 30, 2016 compared to the same periods in the prior year. These increases were primarily driven by additional personnel to support the growth of our business, partially offset by favorable fluctuations in foreign currency, as discussed further below.
Other direct costs increased by $9.6 million and $20.4 million, respectively, for the three and six months ended June 30, 2016, compared to the three and six months ended June 30, 2015, primarily due to (i) an increase in temporary contract labor costs to meet requested accelerated project timelines, (ii) increases in travel, information technology and facilities cost from increased headcount, and (iii) the 2015 period including a favorable resolution of disputed pass through costs of $1.7 million.
During the three and six months ended June 30, 2016, fluctuations in foreign currency exchange rates resulted in a favorable impact of $2.4 million and $6.5 million, respectively, on direct costs as compared to the three and six months ended June 30, 2015.

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

Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenue. As noted above, reimbursable out-of-pocket expenses increased by 28.1% or $30.9 million, to $140.8 million for the three months ended June 30, 2016 from $109.9 million for the three months ended June 30, 2015. Reimbursable out-of-pocket expenses increased by 47.1% or $97.6 million, to $304.9 million for the six months ended June 30, 2016 from $207.3 million for the six months ended June 30, 2015.

Selling, General and Administrative Expenses

For the three and six months ended June 30, 2016 and 2015, selling, general and administrative expenses were as follows (in thousands, except percentages):

	Three Months Ended
	June 30, 2016	June 30, 2015	Change
Selling, general and administrative	$42,596	$37,125	$5,471	14.7%
Percentage of net service revenue	16.5%	16.3%

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
Selling, general and administrative	$86,075	$72,925	$13,150	18.0%
Percentage of net service revenue	17.0%	16.6%

The following is a summary of the year-over-year fluctuation in components of our selling, general and administrative expenses during the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2015 to 2016	2015 to 2016
Change in:
Salaries, benefits, and incentive compensation	$4,995	$11,321
Other expenses	476	1,829
Total	$5,471	$13,150
Selling, general and administrative expenses increased by $5.5 million, or 14.7%, to $42.6 million for the three months ended June 30, 2016 from $37.1 million for the three months ended June 30, 2015. Selling, general and administrative expenses increased by $13.2 million, or 18.0%, to $86.1 million for the six months ended June 30, 2016 from $72.9 million for the six months ended June 30, 2015. These increases were driven primarily by an increase in salaries, benefits, and incentive compensation, primarily as a result of the additions in personnel to support the growth of our business. In addition, our selling, general and administrative expenses increased on a year-over-year basis due to the 2015 period including the settlement of certain employee-related liabilities totaling approximately $1.1 million. Partially offsetting the net increase in selling, general and administrative expenses is a reduction from fluctuations in foreign currency exchange rates of $0.6 million and $1.3 million, respectively, for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015.
Selling, general and administrative expenses as a percentage of net service revenue increased from 16.3% for the three months ended June 30, 2015 to 16.5% for the three months ended June 30, 2016. Selling, general and administrative expenses as a percentage of net service revenue increased from 16.6% for the six months ended June 30, 2015 to 17.0% for the six months ended June 30, 2016. This increase was primarily attributable to the positive impact of the settlement of certain employee-related liabilities in 2015, as noted above.
Restructuring and Other Costs
Restructuring and other costs were $1.4 million for the three months ended June 30, 2016, consisting of employee severance costs of $1.5 million and $0.1 million of other costs, partially offset by a reduction in facility closure costs of $0.3 million. Restructuring and other costs were $7.4 million for the six months ended June 30, 2016, consisting of employee severance costs of $7.1 million and $0.5 million of other costs, partially offset by the net reduction in facility closure costs of $0.2 million.
On March 31, 2016, management approved a global plan to eliminate approximately 175 positions worldwide in an effort to ensure that our organizational focus and resources were properly aligned with our strategic goals and to continue strengthening the delivery of our growing backlog to customers. Accordingly, we made certain changes to our therapeutic unit structure to realign with management focus and optimize the efficiency of our resourcing to achieve our strategic plan, and as a result, incurred $5.6 million related to employee severance costs during the first quarter of 2016. During the second quarter of 2016, we refined our resourcing plan to further align with our strategic goals and strengthen service delivery. These actions resulted in eliminating an additional 20 positions, resulting in $1.5 million of additional employee severance costs. We expect to complete all of the actions associated with this plan and make substantially all payments to affected employees during 2016. Once these actions have been completed, we will further evaluate our facilities infrastructure requirements.
For the six months ended June 30, 2016, we also incurred charges of $0.5 million related primarily to legal and consulting cost incurred for the continued consolidation of legal entities and restructuring of our contract management process in preparation for adopting further accounting pronouncements. These costs were partially offset by a net reduction in facility closure expenses of $0.2 million due to the reversal of previously accrued liabilities as a result of completing negotiations with respect to exiting certain facilities.
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

Transaction Expenses
For the three and six months ended June 30, 2016, we incurred transaction expenses of $1.2 million and $1.7 million, respectively, consisting of third-party fees associated with our May 2016 secondary offering and other corporate projects.
For the three and six months ended June 30, 2015, we incurred transaction expenses of $0.4 million and $0.5 million, respectively, primarily consisting of third party fees associated with our May 2015 stock repurchase and secondary offering.
Asset Impairment Charges
During the first quarter of 2015, we observed deteriorating performance due to reduced revenue resulting from cancellations and lower than expected new business awards in our Phase I Services reporting unit. This resulted in a triggering event requiring an evaluation of both long-lived assets and goodwill for potential impairment. As a result of these evaluations, we recorded a total asset impairment charge of $3.9 million, consisting of a long-lived assets impairment charge of $1.0 million and a goodwill impairment charge of $2.9 million. There were no intangible assets associated with Phase I Services at March 31, 2015. We also reviewed the estimated useful lives assigned to long-lived assets associated with the Phase I Services reporting unit and determined that no adjustment was deemed necessary at that time. There were no asset impairment charges for the three months ended June 30, 2015, or the three and six months ended June 30, 2016.
Depreciation and Amortization Expense
Total depreciation and amortization expense increased to $14.5 million and $28.9 million, respectively, for the three and six months ended June 30, 2016 from $13.9 million and $28.1 million, respectively, for the three and six months ended June 30, 2015, primarily due to an increase in depreciation expense resulting from a higher fixed asset balance in 2016 compared to the prior year.
Other Expense, Net
For the three and six months ended June 30, 2016 and 2015, other income and expense were as follows (in thousands, except percentages):

	Three Months Ended
	June 30, 2016	June 30, 2015	Change
Interest income	$43	$45	$(2)	(4.4)%
Interest expense	(3,087)	(4,233)	1,146	27.1%
Loss on extinguishment of debt	—	(9,795)	9,795	100.0%
Other (expense) income, net	(3,260)	1,675	(4,935)	(294.6)%
Total other expense, net	$(6,304)	$(12,308)	$6,004	48.8%

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
Interest income	$77	$129	$(52)	(40.3)%
Interest expense	(6,091)	(9,622)	3,531	36.7%
Loss on extinguishment of debt	—	(9,795)	9,795	100.0%
Other (expense) income, net	(8,377)	5,141	(13,518)	(262.9)%
Total other expense, net	$(14,391)	$(14,147)	$(244)	(1.7)%
Total other expense, net decreased to $6.3 million for the three months ended June 30, 2016 from $12.3 million for the three months ended June 30, 2015. Total other expense, net increased to $14.4 million for the six months ended June 30, 2016 from $14.1 million for the six months ended June 30, 2015. Primarily driving these changes were (i) a decrease in loss of extinguishment of debt of $9.8 million associated with the 2015 debt refinancing in the second quarter of 2015 and (ii) a decrease in interest expense of $1.1 million and $3.5 million for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 due to decreased interest rates in 2016 as a result of our debt repayment and refinancing activities during the second quarter of 2015.
These decreases were partially offset by an increase in other income (expense), net which changed from income of $1.7 million and $5.1 million for the three and six months ended June 30, 2015 to expense of $3.3 million and $8.4 million for the three and six months ended June 30, 2016, primarily as a result of foreign currency losses compared to gains in the prior year. In particular, the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”) impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound, as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union and could continue to drive significant fluctuations in foreign currency gains or losses in future periods. Additionally, fluctuations in the British Pound compared to the U.S. dollar during future reporting periods will cause local currency results of our U.K. operations to be translated into more or less U.S. dollars impacting operating profit. In the longer term, any impact from Brexit on our U.K. operations will depend on the outcomes of tariff, trade, regulatory, and other negotiations, among many other factors.
Income Tax Expense
Income tax expense was $2.9 million and $10.0 million for the three and six months ended June 30, 2016, respectively. Variances from the statutory rate of 35% for the three and six months ended June 30, 2016 were primarily due to (i) the geographic split of pre-tax income, (ii) foreign exchange loss due to historical branch transactions of $1.5 million, and (iii) discrete tax adjustments related to excess tax benefits on share-based payments of $6.7 million and $8.0 million, respectively, for the three and six months ended June 30, 2016.
Income tax expense was $0.3 million and $5.6 million for the three and six months ended June 30, 2015, respectively. Variances from the statutory rate of 35% for the three and six months ended June 30, 2015 were primarily due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets, (ii) the geographic split of pre-tax income, and (iii) discrete tax adjustments related to the release of valuation allowances and unrecognized tax benefits.
Net Income
Net income increased to $30.4 million for the three months ended June 30, 2016, from $23.3 million for the three months ended June 30, 2015. This increase was primarily due to the reasons discussed above, in particular, increased revenues in 2016 compared to the prior year and the second quarter of 2015 including a loss on extinguishment of debt, partially offset by the impact of foreign currency losses in 2016 compared to gains in the prior year.
Net income decreased to $47.8 million for the six months ended June 30, 2016, from $48.6 million for the six months ended June 30, 2015. The decrease on a year-over-year basis was a result of to the reasons discussed above and the increase in restructuring costs in 2016 compared to the prior year.

Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	June 30, 2016	December 31, 2015
Balance sheet statistics:
Cash and cash equivalents (1)	$91,916	$85,011
Working capital, excluding restricted cash	9,345	(52,998)
(1) As of June 30, 2016, approximately $57.3 million of our cash and cash equivalents were held outside of the United States by our foreign subsidiaries.
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
As of June 30, 2016, we had total principal amount of indebtedness of approximately $475.0 million. Further, we had undrawn commitments available for additional borrowings under our senior secured facilities of $149.2 million (net of $0.8 million in outstanding letters of credit as of June 30, 2016) which we may use for working capital and other purposes. On May 11, 2016, we entered into two interest rate swaps with a combined notional value of $300.0 million in an effort to limit our exposure to variable interest rates on our 2015 Term Loan. These interest rate swaps convert approximately 60% of the outstanding 2015 Term Loan balance at June 30, 2016 from floating-rate debt to fixed-rate debt. The issuance of additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure additional capital and other resources.
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

Cash Flow Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015
For the six months ended June 30, 2016 and 2015, our cash flows from operating, investing and financing activities were as follows (in thousands, except percentages):

	Six Months Ended
	June 30, 2016	June 30, 2015	Change
Net cash provided by operating activities	$44,376	$95,275	$(50,899)	(53.4)%
Net cash used in investing activities	(11,490)	(7,669)	3,821	49.8%
Net cash used in financing activities	(20,912)	(107,393)	(86,481)	(80.5)%
Cash Flows from Operating Activities
For the six months ended June 30, 2016, our operating activities provided $44.4 million in cash, consisting of net income of $47.8 million, adjusted for net non-cash items of $44.8 million primarily related to depreciation and amortization, foreign currency adjustments, and share-based compensation, offset by deferred income tax benefits. These net increases were offset by $48.2 million of cash used by changes in operating assets and liabilities, consisting primarily of an increase in billed and unbilled accounts receivable offset by increases in deferred revenue, accounts payable and accrued expenses.
For the six months ended June 30, 2015, our operating activities provided $95.3 million in cash flow, consisting of net income of $48.6 million, adjusted for net non-cash items of $39.8 million primarily related to depreciation and amortization, loss on extinguishment of debt, amortization of capitalized loan fees, share-based compensation, asset impairment charges and foreign currency adjustments. In addition, $6.9 million of cash was provided by changes in operating assets and liabilities, consisting primarily of an increase in deferred revenue offset by an increase in billed and unbilled accounts receivable and a decrease in accounts payable and accrued expenses.
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
Cash flows from operations decreased by $50.9 million during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, due to a reduction of $55.2 million in the cash inflow from working capital, partially offset by year-over-year increases in net income of $0.8 million and net non-cash items of $5.0 million. The reduction in cash inflow from working capital was primarily due to the increase in our days sales outstanding (“DSO”), as our DSO moves closer to industry levels over time.
Cash Flows from Investing Activities
For the six months ended June 30, 2016, we used $11.5 million in cash for investing activities for the purchase of property and equipment. For the full year 2016, we expect our total capital expenditures to be between $26.0 million and $30.0 million.
For the six months ended June 30, 2015, we used $7.7 million in cash for investing activities for the purchase of property and equipment.

Cash Flows from Financing Activities
For the six months ended June 30, 2016, financing activities used $20.9 million in cash related to a net repayment of $30.0 million under the revolving line of credit. This cash outflow was partially offset by proceeds of $9.1 million from the exercise of stock options.
For the six months ended June 30, 2015, financing activities used $107.4 million in cash, primarily driven by payments of $150.5 million related to stock repurchase in May 2015 and payments of $0.9 million related to the 2014 MEK Consulting acquisition. These cash outflows were partially offset by net inflows of $45.0 million, consisting of the net proceeds from the 2015 debt refinancing of $95.0 million, partially offset by the June 2015 prepayment of $50.0 million of debt principal under the 2015 Credit Agreement.
Contractual Obligations and Commitments
We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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
Item 1A. Risk Factors.
During the six months ended June 30, 2016, we updated the following risk factor as described in our Annual Report on Form 10-K for the year ended December 31, 2015:

Our business is subject to international economic, political and other risks that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.

We have operations in many foreign countries, including, but not limited to, countries in the Asia-Pacific region, Europe, Latin America and the Middle East and Africa. As of June 30, 2016, approximately 57% of our workforce was located outside of the United States, and for the fiscal quarter ended June 30, 2016, approximately 26% of our net service revenue was billed to locations outside the United States. Our international operations are subject to risks and uncertainties inherent in operating in these regions, including:

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

•
changes in political and economic conditions, including the recent vote by the U.K. to exit from the European Union and inflation, may lead to changes in the business environment in which we operate, as well as changes in foreign currency exchange rates;

•
potential violations of existing or newly adopted local laws or anti-bribery laws, such as the United States Foreign Corrupt Practices Act, and the UK Bribery Act of 2010, may cause a material adverse effect on our business, financial condition, results of operations, cash flows or reputation;

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
See “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, for a detailed discussion of additional risk factors affecting the Company. Except as discussed above, there have been no significant changes from the risk factors previously disclosed in this filing.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	INC Research Holdings, Inc. 2016 Employee Stock Purchase Plan.	S-8	333-212154	4.3	June 21, 2016
4.2	INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	S-8	333-212154	4.4	June 21, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on July 27, 2016.

INC RESEARCH HOLDINGS INC.

Date: July 27, 2016	/s/ Gregory S. Rush
Gregory S. Rush
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	INC Research Holdings, Inc. 2016 Employee Stock Purchase Plan.	S-8	333-212154	4.3	June 21, 2016
4.2	INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	S-8	333-212154	4.4	June 21, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith