Form 10-K/A
period 2015-12-31
INC Research Holdings, Inc.
filed 2016-10-19
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

INC Research Holdings, Inc. (the “Company”) is filing this Amendment No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission on February 25, 2016 (the “Original Annual Report”) and subsequently amended on March 14, 2016, for the sole purpose of including revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.

Except as described above, no changes have been made to the Original Annual Report. The Original Annual Report continues to speak as of the date of the Original Annual Report, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Annual Report. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Annual Report and the Company’s filings made with the SEC subsequent to the filing of the Original Annual Report. The filing of this Amendment No. 2 is not an admission that the Original Annual Report, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as exhibits to this Amendment No. 2:

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

INC Research Holdings, Inc.

By:	/s/ Alistair Macdonald
	Name:	Alistair Macdonald
	Title:	Chief Executive Officer (Principal Executive Officer) and Director
	Date:	October 19, 2016

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	-	-	-	Filed herewith