Form 10-Q
period 2016-09-30
INC Research Holdings, Inc.
filed 2016-10-31
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2016, there were approximately 53,616,646 shares of the registrant's common stock outstanding.

INC RESEARCH HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net service revenue	$259,557	$234,494	$767,358	$673,384
Reimbursable out-of-pocket expenses	132,234	115,651	437,167	322,970
Total revenue	391,791	350,145	1,204,525	996,354

Costs and operating expenses:
Direct costs	159,641	135,530	471,196	398,988
Reimbursable out-of-pocket expenses	132,234	115,651	437,167	322,970
Selling, general and administrative	41,743	40,429	127,818	113,354
Restructuring, CEO transition and other costs	2,881	(28)	10,283	1,566
Transaction expenses	1,127	403	2,857	922
Asset impairment charges	—	—	—	3,931
Depreciation	5,305	4,357	15,257	13,543
Amortization	9,464	9,462	28,388	28,413
Total operating expenses	352,395	305,804	1,092,966	883,687
Income from operations	39,396	44,341	111,559	112,667

Other income (expense), net:
Interest income	62	28	139	157
Interest expense	(3,226)	(3,065)	(9,317)	(12,687)
Loss on extinguishment of debt	(439)	—	(439)	(9,795)
Other (expense) income, net	(2,384)	(1,003)	(10,761)	4,138
Total other expense, net	(5,987)	(4,040)	(20,378)	(18,187)
Income before provision for income taxes	33,409	40,301	91,181	94,480
Income tax expense	(6,078)	(2,487)	(16,042)	(8,089)
Net income	$27,331	$37,814	$75,139	$86,391

Earnings per share:
Basic	$0.50	$0.67	$1.39	$1.47
Diluted	$0.49	$0.64	$1.35	$1.42
Weighted average common shares outstanding:
Basic	54,186	56,325	54,147	58,583
Diluted	55,567	58,764	55,836	60,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$27,331	$37,814	$75,139	$86,391
Unrealized gain (loss) on derivative instruments, net of tax (expense) benefit of ($139), $0, $102 and $0	769	—	(154)	—
Foreign currency translation adjustments	981	(880)	5,048	(12,274)
Comprehensive income	$29,081	$36,934	$80,033	$74,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$102,948	$85,011
Restricted cash	634	452
Accounts receivable:
Billed, net	178,954	158,315
Unbilled	168,497	139,697
Prepaid expenses and other current assets	36,008	38,571
Total current assets	487,041	422,046
Property and equipment, net	45,960	44,813
Goodwill	553,026	553,008
Intangible assets, net	124,004	152,340
Deferred income taxes	10,512	12,073
Other long-term assets	23,611	26,939
Total assets	$1,244,154	$1,211,219

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,206	$22,497
Accrued liabilities	146,146	111,262
Deferred revenue	283,431	311,029
Current portion of long-term debt	30,938	29,804
Total current liabilities	482,721	474,592
Long-term debt, less current portion	466,641	472,035
Deferred income taxes	4,062	28,066
Other long-term liabilities	28,868	19,092
Total liabilities	982,292	993,785

Commitments and contingencies (Note 15)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000,000 authorized, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common stock, $0.01 par value; 600,000,000 shares authorized; 53,579,958 and 53,871,484 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	536	539
Additional paid-in-capital	565,457	559,910
Accumulated other comprehensive loss, net of taxes	(36,649)	(41,543)
Accumulated deficit	(267,482)	(301,472)
Total shareholders' equity	261,862	217,434
Total liabilities and shareholders' equity	$1,244,154	$1,211,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Operating activities
Net income	$75,139	$86,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,645	41,956
Loss on extinguishment of debt	439	9,795
Stock repurchase costs	—	922
Amortization of capitalized loan fees	765	1,079
Share-based compensation	9,404	3,288
Provision for (recovery of) doubtful accounts	1,927	(440)
Deferred income tax benefit	(5,226)	112
Foreign currency adjustments	18,789	(2,302)
Asset impairment charges	—	3,931
Other adjustments	160	(152)
Changes in operating assets and liabilities:
Accounts receivable billed and unbilled	(58,748)	(84,107)
Accounts payable and accrued liabilities	(894)	(2,085)
Deferred revenue	5,753	93,753
Other assets and liabilities	3,971	(11,019)
Net cash provided by operating activities	95,124	141,122
Investing activities
Purchases of property and equipment	(16,826)	(11,565)
Net cash used in investing activities	(16,826)	(11,565)
Financing activities
Payments on long-term debt	—	(475,001)
Proceeds from issuance of long-term debt	—	525,000
Payments of debt financing costs	(868)	(4,987)
Proceeds from revolving credit facility	100,000	—
Repayments of revolving credit facility	(105,000)	—
Payments related to business combinations	—	(973)
Principal payments toward capital lease obligations	—	(398)
Payments of stock repurchase costs	—	(922)
Payments for repurchase of common stock	(64,500)	(150,000)
Payments related to tax withholding for share-based compensation	(825)	(3,161)
Proceeds from the exercise of stock options	14,415	1,058
Net cash used in financing activities	(56,778)	(109,384)
Effect of exchange rate changes on cash and cash equivalents	(3,583)	(10,535)
Net change in cash and cash equivalents	17,937	9,638
Cash and cash equivalents at the beginning of the period	85,011	126,453
Cash and cash equivalents at the end of the period	$102,948	$136,091

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
Unaudited Interim Financial Information
The Company prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP") for interim financial information. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting. The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 24, 2016. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or any other future period. The amounts in the December 31, 2015 consolidated condensed balance sheet are derived from the audited financial statements as of December 31, 2015.
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
Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, the Company recognized discrete adjustments to income tax expense for the three and nine months ended September 30, 2016, in the amount of $4.6 million and $12.6 million, respectively, related to excess tax benefits. The Company has applied the modified retrospective adoption approach beginning in 2016 and has recorded a cumulative-effect adjustment to retained earnings and reduced its deferred tax liability by $7.6 million. This adjustment related to tax assets that had previously arisen from tax deductions for equity compensation expenses that were greater than the compensation recognized for financial reporting. These assets had been excluded from the deferred tax assets and liabilities totals on the balance sheet as a result of certain realization requirements previously included in ASC 718 Stock Compensation. Prior periods have not been adjusted.
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

Derivatives
The Company records all derivatives on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative. If the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and has satisfied the criteria necessary, the Company applies hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company chooses not to apply hedge accounting. Details related to the Company's derivative transactions as of September 30, 2016, are discussed in "Note 4 - Derivatives" of this Quarterly Report on Form 10-Q.

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
In June 2016, FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. This ASU also expands the disclosure requirements regarding the entity’s assumptions, models and methods for estimating expected credit losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of the adoption of this standard on its unaudited condensed consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which provides guidance on reducing the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In addition to other specific cash flow issues, ASU 2016-15 provides clarification on when an entity should separate cash receipts and cash payments into more than one class of cash flows and when an entity should classify those cash receipts and payments into one class of cash flows on the basis of predominance. The new guidance is effective for the fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this standard on its unaudited condensed consolidated financial statements.

In October 2016, FASB issued ASU No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory, in an effort to reduce the cost and complexity, as well as improve the accounting for income tax consequences of intra-entity transfers of assets. Under current U.S. GAAP the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. ASU 2016-16 eliminates the requirement to delay recognition and allows an entity to recognize the income tax consequences when the transfer of an intra-entity asset other than inventory occurs. The new guidance is effective for the fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued. That is, earlier adoption should be in the first interim period if an entity issues interim financial statements. The Company is currently evaluating the timing of adoption and estimates that the impact of this guidance will not be material to its unaudited condensed consolidated financial statements.

2. Financial Statement Details
Accounts receivable billed, net
Accounts receivable billed, net of provision for doubtful accounts, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Accounts receivable, billed	$184,277	$161,872
Less provision for doubtful accounts	(5,323)	(3,557)
Accounts receivable billed, net	$178,954	$158,315
Goodwill
The changes in carrying amounts of goodwill by segment for the nine months ended September 30, 2016 were as follows (in thousands):

	Total	Clinical Development Services	Phase I Services
Balance at December 31, 2015:
Gross goodwill	$569,174	$561,032	$8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Total goodwill and accumulated impairment losses	553,008	553,008	—
2016 Activity:
Impact of foreign currency translation	18	18	—
Balance at September 30, 2016:
Gross goodwill	569,192	561,050	8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Total goodwill and accumulated impairment losses	$553,026	$553,026	$—
Accumulated other comprehensive loss, net of taxes
Accumulated other comprehensive loss ("AOCL"), net of taxes consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Foreign currency translation loss	$(36,495)	$(41,543)
Unrealized loss on derivative instruments, net of taxes	(154)	—
Accumulated other comprehensive loss, net of taxes	$(36,649)	$(41,543)

The following table summarizes the changes in AOCL, net of taxes by component for the three months ended September 30, 2016:

	Unrealized loss on derivative instruments, net of taxes	Foreign currency translation loss	Total
Balance at June 30, 2016	$(923)	$(37,476)	$(38,399)
Other comprehensive gain, net of taxes before reclassifications	638	981	$1,619
Amount of gain reclassified from accumulated other comprehensive loss into the income statement	131	—	$131
Net current-period other comprehensive gain, net of taxes	769	981	$1,750
Balance at September 30, 2016	$(154)	$(36,495)	$(36,649)
The following table summarizes the changes in AOCL, net of taxes by component for the nine months ended September 30, 2016:

	Unrealized loss on derivative instruments, net of taxes	Foreign currency translation loss	Total
Balance at December 31, 2015	$—	$(41,543)	$(41,543)
Other comprehensive (loss) gain, net of taxes before reclassifications	(285)	5,048	$4,763
Amount of gain reclassified from accumulated other comprehensive loss into the income statement	131	—	$131
Net current-period other comprehensive (loss) gain, net of taxes	(154)	5,048	$4,894
Balance at September 30, 2016	$(154)	$(36,495)	$(36,649)
Amounts reported in AOCL related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s term loan. The Company estimates that $0.3 million will be reclassified as an increase to interest expense in the next 12 months.

Other (expense) income, net
Other (expense) income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net realized foreign currency gain (loss)	$2,978	$1,092	$8,439	$1,099
Net unrealized foreign currency gain (loss)	(5,196)	(2,161)	(18,789)	2,302
Other, net	(166)	66	(411)	737
Total other (expense) income, net	$(2,384)	$(1,003)	$(10,761)	$4,138

3. Long-Term Debt

First Amendment to the Credit Agreement

On August 31, 2016, the Company entered into the First Amendment to Credit Agreement and Increase Revolving Joinder (the “First Amendment”) which amended the Credit Agreement, dated as of May 14, 2015 (as amended, the “Credit Agreement”). The First Amendment, (i) extended the maturity date of the term and revolving loans under the Credit Agreement to August 31, 2021, (ii) increased the available borrowing capacity under the revolving line of credit from $150.0 million to $200.0 million, and (iii) reduced the interest rate margins on all term and revolving loans, and certain fees.
As of September 30, 2016, $475.0 million was outstanding on the term loan. The Company is not required to make principal payments on the term loan until September 30, 2017. From then through June 30, 2021, the term loan has scheduled quarterly principal payments of the initial principal borrowed of 1.25%, or $5.9 million per quarter in year 2; 1.875%, or $8.9 million per quarter in years 3 and 4; and 2.50%, or $11.9 million per quarter in year 5; with the remaining outstanding principal due on August 31, 2021.
As of September 30, 2016, there were $25.0 million in revolver borrowings, $0.8 million of letters of credit, and no swingline loans outstanding, leaving $174.2 million in available borrowings under the Revolver.
The Credit Agreement provides Eurodollar Rate and Base Rate term loans. Eurodollar Rate term loans are one-, two-, three-, or six-month loans (or, with permission, twelve-months) and interest is due on the last day of each three-month period of the loans. Base Rate term loans have interest due the last day of each calendar quarter-end. In advance of the last day of the then-current type of loan, the Company may select a new type of loan, so long as it does not extend beyond August 31, 2021.
Under the First Amendment, the applicable margin with respect to Base Rate loan was reduced to between 0.25% and 1.00%, and the applicable margin with respect to the Eurodollar Rate borrowings was reduced to between 1.25% and 2.00% depending on the "Secured Net Leverage Ratio" (as defined in the Credit Agreement). The Company will continue to pay a quarterly commitment fee between 0.20% and 0.35% on the average daily unused balance of the Revolver depending on the Secured Net Leverage Ratio at the adjustment date. As of September 30, 2016, the interest rate on the term loan was 2.03% and the interest rate on the Revolver was 2.04%.
The Credit Agreement permits the Company to increase term loan or revolving commitments and/or to request the establishment of one or more new term loan facilities and/or revolving facilities in an aggregate amount not to exceed $175.0 million if certain net leverage requirements are met. The availability of such additional capacity is subject to, among other things, receipt of commitments from existing lenders or other financial institutions.

The Company's maturities of obligations under the Credit Agreement for the years following December 31, 2015, are as follows (in thousands):

2016 (remaining 3 months)	$—
2017	36,875
2018	29,688
2019	35,625
2020	41,562
2021	356,250
Deferred issuance costs	(2,421)
Total long-term debt	497,579
Less current portion	(30,938)
Total long-term debt, less current portion	$466,641
The Credit Agreement contains usual and customary restrictive and financial covenants, as well as financial covenants. The Company was in compliance with its debt covenants for all periods through September 30, 2016.
Debt Issuance Costs
The Company recorded debt issuance costs related to its term loan of approximately $2.4 million and $2.9 million as of September 30, 2016 and December 31, 2015, respectively. These costs were recorded as a reduction of the principal balance of the associated debt and are being amortized as a component of interest expense using the effective interest method over the term of the term loan.
The Company recorded total debt issuance costs related to its revolving line of credit of approximately $1.0 million as of September 30, 2016 and December 31, 2015, respectively. Debt issuance costs associated with the revolver are included in Prepaid expenses and other current assets and Other long-term assets within the condensed consolidated balance sheets. These costs are amortized as a component of interest expense using the effective interest method over the term of the Revolver.
4. Derivatives

On May 11, 2016, the Company entered into two interest rate swaps with a combined notional value of $300.0 million in an effort to limit its exposure to variable interest rates on its term loan. Interest began accruing on the swaps on June 30, 2016 and the interest rate swaps expire on June 30, 2018 and May 14, 2020. The material terms of these derivatives are substantially the same as those contained within the Credit Agreement, including monthly settlements with the swap counterparty.

The interest rate swaps have been designated as cash flow hedges because these transactions were executed to manage the Company's exposure to variable interest rate movements and their impact on future interest payments. The effective portion of changes in the fair value of derivatives designated that qualify as cash flow hedges is recorded in AOCL and is subsequently reclassified into earnings in the period the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings and is included in the "Interest expense" line item in the unaudited condensed consolidated statements of operations. During the three and nine months ended September 30, 2016, the Company recorded an immaterial amount of hedge ineffectiveness in earnings attributable to inconsistencies in certain terms between the interest rate swaps and its Credit Agreement.

The fair values of the Company’s interest rate swaps designated as hedging instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded are summarized in the following table (in thousands):

	Balance Sheet Classification	September 30, 2016	December 31, 2015
Interest rate swaps - current	Accrued liabilities	$48	$—
Interest rate swaps - non-current	Other long-term assets	$54	$—
Interest rate swaps - non-current	Other long-term liabilities	$250	$—

5. Fair Value Measurements
At September 30, 2016 and December 31, 2015, the Company’s financial instruments included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, debt and interest rate swaps. The fair value of the cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments.
The fair value of the long-term debt is determined based on market prices for similar financial instruments or model-derived valuations based on observable inputs and falls under Level 2 of the fair value hierarchy as defined in the authoritative guidance. The estimated fair value of the long-term debt and revolver was $495.3 million at September 30, 2016.
Recurring Fair Value Measurements
Currently, the Company uses interest rate swaps to manage its risk related to variable interest rates on its term loan. The fair value of interest rate swaps is determined using the market standard methodology of discounted future variable cash receipts. The variable cash receipts are determined by discounting the future expected cash receipts that would occur if variable interest rates rise above the fixed rate of the swaps. The variable interest rates used in the calculation of projected receipts on the swap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As of September 30, 2016, the fair value of the interest rate swaps was approximately $0.2 million and these derivatives were identified as Level 2 assets and liabilities.
The Company did not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2016. There were no transfers between Level 1, Level 2 or Level 3 during the nine months ended September 30, 2016.
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
As of September 30, 2016, assets carried on the balance sheet and not re-measured to fair value on a recurring basis totaled $677.0 million and were comprised of: goodwill of $553.0 million; finite-lived intangible assets, net, of $89.0 million; and indefinite-lived intangible assets of $35.0 million.

6. Restructuring, CEO Transition and Other Costs
On March 31, 2016, management approved a global plan to eliminate certain positions worldwide in an effort to ensure that the Company's organizational focus and resources were properly aligned with its strategic goals and to continue strengthening the delivery of its growing backlog to customers. Accordingly, the Company made changes to its therapeutic unit structure designed to realign with management focus and optimize the efficiency of its resourcing to achieve its strategic plan. Under this plan, the Company eliminated approximately 195 positions and incurred $7.1 million related to employee severance costs during the nine months ended September 30, 2016. The Company expects to complete the remaining actions and make substantially all payments to affected employees during 2016. During the third quarter, the Company also announced the closure of one of its facilities associated with this restructuring. The Company plans to exit this facility and record a restructuring charge during the fourth quarter of 2016.
On July 27, 2016, the Company entered into a transition agreement with its former Chief Executive Officer ("CEO") related to the transition to a new CEO as of October 1, 2016. The CEO transition agreement is effective September 30, 2016 through February 28, 2017. For the nine months ended September 30, 2016, the Company recognized $2.8 million of costs associated with this transition, which will be paid through August 2018.
Additionally, the Company incurred charges of $0.5 million related primarily to legal and consulting cost incurred for the continued consolidation of its legal entities and the restructuring of its contract management process in preparation for adopting further accounting pronouncements. These costs were partially offset by a net reduction in facility closure expenses of $0.2 million due to the reversal of previously accrued liabilities as a result of completing negotiations with respect to exiting certain facilities.
The Company expects to incur additional costs between $3.1 million and $4.1 million during the fourth quarter of 2016, related to its restructuring activities and the CEO transition. During the nine months ended September 30, 2016, the Company made payments and provision adjustments for all plans as presented below (in thousands):

	Employee Severance Costs, Including Executive Transition Costs	Facility Closure Charges	Other Charges	Total
Balance at December 31, 2015	$1,065	$3,661	$—	$4,726
Expenses incurred, net	9,890	(152)	545	10,283
Payments made	(5,055)	(999)	(505)	(6,559)
Balance at September 30, 2016	$5,900	$2,510	$40	$8,450
The costs related to these actions are included in the "Restructuring, CEO transition and other costs" line item in the unaudited condensed consolidated statements of operations. These costs are not allocated to the Company’s reportable segments because they are not part of the segment performance measures regularly reviewed by management.

7. Shareholders' Equity
On July 26, 2016, the Company’s Board of Directors approved a $150.0 million repurchase program for shares of the Company’s common stock in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law. The program commenced on August 1, 2016 and will end no later than December 31, 2017. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s liquidity requirements, and overall market conditions. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws.
On August 22, 2016, the Company's former private equity sponsors, Avista Capital Partners, L.P. ("Avista") and Ontario Teachers' Pension Plan Board ("OTPP"), completed a secondary offering for 4,500,000 shares of the Company's common stock. In conjunction with the secondary offering, the Company repurchased 1,500,000 shares of its Class A common stock under the stock repurchase program from Avista and OTPP in a private transaction at a price of $43.00 per share, resulting in a total purchase price of approximately $64.5 million. The Company immediately retired all of the repurchased Class A common stock and charged the par value of the shares to common stock. The excess of the repurchase price over par was applied on a pro rata basis against additional paid-in-capital, with the remainder applied to accumulated deficit.

As of September 30, 2016, the Company had remaining authorization to repurchase up to $85.5 million of shares of the Company's common stock under the stock repurchase program.
8. Earnings Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2016 and September 30, 2015 (in thousands, except per share data):

	Net Income (Numerator)	Number of Shares (Denominator)	Per-Share Amount
For the three months ended September 30, 2016
Basic earnings per share	$27,331	54,186	$0.50
Effect of dilutive securities	—	1,381
Diluted earnings per share	$27,331	55,567	$0.49

For the three months ended September 30, 2015
Basic earnings per share	$37,814	56,325	$0.67
Effect of dilutive securities	—	2,439
Diluted earnings per share	$37,814	58,764	$0.64

	Net Income (Numerator)	Number of Shares (Denominator)	Per-Share Amount
For the nine months ended September 30, 2016
Basic earnings per share	$75,139	54,147	$1.39
Effect of dilutive securities	—	1,689
Diluted earnings per share	$75,139	55,836	$1.35

For the nine months ended September 30, 2015
Basic earnings per share	$86,391	58,583	$1.47
Effect of dilutive securities	—	2,243
Diluted earnings per share	$86,391	60,826	$1.42
The computation of diluted earnings per share excludes unexercised stock options and unvested restricted stock units ("RSUs") that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation as their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average number of stock options and RSUs calculated using the treasury stock method that were excluded due to the exercise/threshold price exceeding the average market price of the Company's common stock during the period	787	344	806	184
9. Share-Based Compensation
The following table summarizes option activity for the nine month period ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	3,421,425	$15.75
Granted	388,471	$42.86	$14.90
Exercised	(1,174,856)	$10.95
Forfeited	(54,930)	$31.51
Expired	—	$—
Outstanding at September 30, 2016	2,580,110	$21.69
The Company recorded a receivable of $0.4 million from the Company's brokerage services provider associated with certain stock option exercises, which was included in the "Prepaid expenses and other current assets" line item on the Company’s Consolidated Balance Sheet as of September 30, 2016. The full amount was received in October 2016.

The following table summarizes activity related to performance- and time-based RSUs for the nine month period ended September 30, 2016:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	225,110
Granted	675,990	$42.92
Vested	(58,583)
Forfeited	(18,456)
Non-vested at September 30, 2016	824,061
At September 30, 2016, there was $28.1 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.7 years.

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

Employee Stock Purchase Plan

In March 2016, the Board approved the INC Research Holdings, Inc. 2016 Employee Stock Purchase Plan (“ESPP”), which was also approved by the Company’s shareholders on May 24, 2016. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages to be applied toward the purchase of full shares of the Company’s common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a 15% discount to the lesser of the closing price of the Company's common stock on the NASDAQ Global Select Market (i) on the first day of the trading period or (ii) the last trading day of each offering period. Offering periods under the ESPP are six months in duration and the first offering period began on September 1, 2016. Under this plan, the Company recognized share-based compensation expense of $0.1 million for the three and nine months ended September 30, 2016, respectively. As of September 30, 2016, there were 1.0 million shares reserved for future issuance under the ESPP.

Total share-based compensation expense associated with stock options, RSUs, and the ESPP recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Direct costs	$1,860	$732	$4,402	$1,468
Selling, general and administrative	1,657	936	5,002	1,820
Total share-based compensation expense	$3,517	$1,668	$9,404	$3,288

10. Income Taxes
The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 18.2% and 17.6%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2016 was lower than the U.S. federal statutory rate primarily due to (i) the geographic split of pre-tax income, (ii) tax credits, and (iii) discrete tax adjustments related to foreign exchange losses due to historical branch transactions and excess tax benefits on share-based payments, as described in Note 1 under "Share-Based Compensation."

The Company’s effective tax rate for the three and nine months ended September 30, 2015 was 6.2% and 8.6%, respectively. The Company's effective tax rate for the three and nine months ended September 30, 2015 was lower than the U.S. federal statutory rate primarily due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets, (ii) the geographic split of pre-tax income, and (iii) discrete tax adjustments related to the release of valuation allowances and unrecognized tax benefits.

As of September 30, 2016, the Company's unrecognized tax benefits totaled $16.6 million, all of which would impact the Company's effective tax rate if recognized. The increase in the tax liability from December 31, 2015 is attributable to the Company's adoption of ASU 2013-11. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2016, accrued interest and penalties totaled $1.7 million and $0.8 million, respectively.
11. Segment Information
The Company is managed through two reportable segments: Clinical Development Services and Phase I Services. Clinical Development Services offers a variety of services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management, study reports to assist customers with their drug development process, and specialized consulting services. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages, and support for Phase I studies in established compounds.

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue:
Clinical Development Services	$255,220	$229,218	$755,370	$661,243
Phase I Services	4,337	5,276	11,988	12,141
Segment revenue	259,557	234,494	767,358	673,384
Reimbursable out-of-pocket expenses not allocated to segments	132,234	115,651	437,167	322,970
Total revenue	$391,791	$350,145	$1,204,525	$996,354
Direct costs:
Clinical Development Services	$156,593	$132,367	$462,210	$390,510
Phase I Services	3,048	3,163	8,986	8,478
Segment direct costs	159,641	135,530	471,196	398,988
Reimbursable out-of-pocket expenses not allocated to segments	132,234	115,651	437,167	322,970
Direct costs and reimbursable out-of-pocket expenses	$291,875	$251,181	$908,363	$721,958
Segment contribution margin:
Clinical Development Services	$98,627	$96,851	$293,160	$270,733
Phase I Services	1,289	2,113	3,002	3,663
Segment contribution margin	99,916	98,964	296,162	274,396
Less expenses not allocated to segments:
Selling, general and administrative	41,743	40,429	127,818	113,354
Restructuring, CEO transition and other costs	2,881	(28)	10,283	1,566
Transaction expenses	1,127	403	2,857	922
Asset impairment charges	—	—	—	3,931
Depreciation and amortization	14,769	13,819	43,645	41,956
Consolidated income from operations	$39,396	$44,341	$111,559	$112,667
The CODM reviews the Company's assets on a consolidated basis. The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance or allocating resources.

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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net service revenue:
North America(1)	$215,015	$171,756	$599,519	$491,207
Europe, Middle East and Africa	37,030	58,083	148,028	168,876
Asia-Pacific	7,512	4,569	19,795	13,154
Latin America	—	86	16	147
Total net service revenue	259,557	234,494	767,358	673,384
Reimbursable-out-of-pocket expenses	132,234	115,651	437,167	322,970
Total revenue	$391,791	$350,145	$1,204,525	$996,354
(1) Net service revenue for the North America region includes revenue attributable to the United States of $208.0 million and $165.9 million, or 80.1% and 70.7% of net service revenue, for the three months ended September 30, 2016 and 2015, respectively. Net service revenue for the North America region includes revenue attributable to the United States of $582.4 million and $477.0 million, or 75.9% and 70.8% of net service revenue, for the nine months ended September 30, 2016 and 2015, respectively. No other countries represented more than 10% of net service revenue for any period.
The following table summarizes long-lived assets by geographic area (in thousands and all intercompany transactions have been eliminated):

	September 30, 2016	December 31, 2015
Total property and equipment, net:
North America(1)	$31,774	$28,992
Europe, Middle East, and Africa	8,574	9,891
Asia-Pacific	4,809	5,491
Latin America	803	439
Total property and equipment, net	$45,960	$44,813
(1) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $31.3 million and $28.7 million as of September 30, 2016 and December 31, 2015, respectively.
13. Concentration of Credit Risk
No customer accounted for 10% or more of total net service revenue for the three or nine months ended September 30, 2016 or 2015.
At September 30, 2016 and December 31, 2015, no customer accounted for more than 10% of billed and unbilled accounts receivable balances.

14. Related-Party Transactions
The Company recorded net service revenue of $0.3 million and $0.5 million for the three and nine months ended September 30, 2016, respectively, from a customer who had a significant shareholder who was also a significant shareholder of the Company. The Company recorded net service revenue of $0.1 million for both the three and nine months ended September 30, 2015, from a customer who had a significant shareholder who was also a significant shareholder of the Company.
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
Accrued insurance liabilities and related expenses are based on estimates of claims incurred but not reported. Incurred but not reported claims are generally determined by taking into account historical claims payments and known trends such as claim frequency and severity. The Company makes estimated judgments and assumptions with respect to these calculations, including but not limited to, estimated healthcare cost trends, estimated lag time to report any paid claims, average cost per claim and other factors. The Company believes the estimates of future liability are reasonable based on its methodology; however, changes in claims activity (volume and amount per claim) could materially affect the estimate for these liabilities. The Company continually monitors claim activity and incidents and makes necessary adjustments based on these evaluations. As of September 30, 2016, the Company had accrued self-insurance reserves of $3.1 million.

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
We have two reportable segments: Clinical Development Services and Phase I Services. Clinical Development Services offers a variety of services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management, study reports to assist customers with their drug development process, and specialized consulting services. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages, and support for Phase I studies in established compounds. For financial information regarding revenue and long-lived assets by geographic areas, please see Note 12 - Operations by Geographic Location to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The discussion and analysis of our financial condition and results of operations herein is presented on a consolidated basis. Because our Clinical Development Services segment accounts for substantially all of our business operations, we believe that a discussion of our reportable segments’ operations would not be meaningful disclosure for investors. See further discussion in Note 11 - Segment Information to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Our new business awards, net of cancellations of prior awards, for the three months ended September 30, 2016 and 2015 were $330.1 million and $327.7 million, respectively. Our new business awards, net of cancellations of prior awards, for the nine months ended September 30, 2016 and 2015 were $934.5 million and $879.1 million, respectively. Net new business awards were higher in the first nine months of 2016 compared to the first nine months of 2015 primarily due to the continued growth of our CNS therapeutic area. New business awards have varied and may continue to vary significantly from quarter to quarter. Fluctuations in our reported backlog and net new business award levels often result from the fact that we may receive a small number of relatively large orders in any given reporting period. Because of these large orders, our backlog and net new business awards in that reporting period might reach levels that are not sustained in subsequent reporting periods.
The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the future, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by our customers with 30 days' notice. We adjust the amount of our backlog each quarter for foreign currency fluctuations. For the three and nine months ended September 30, 2016, fluctuations in foreign currency exchange rates resulted in a favorable impact on our September 30, 2016 backlog in the amount of $3.6 million and $2.5 million, respectively, primarily due to the strengthening of the Euro against the U.S. dollar. For the twelve months ended September 30, 2016, fluctuations in foreign currency exchange rates resulted in an unfavorable impact on our September 30, 2016 backlog in the amount of$6.6 million, primarily due to the weakening of the British Pound and the Euro against the U.S. dollar. As of September 30, 2016 and 2015, our backlog was $2.0 billion and $1.8 billion, respectively. Included within backlog at September 30, 2016 was approximately $0.25 billion that we expect to generate revenue from during the remainder of 2016.
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

Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated financial statements along with the percentage changes for the three and nine months ended September 30, 2016 and 2015 (in thousands, except percentages):

	Three Months Ended
	September 30, 2016	September 30, 2015	Change
Net service revenue	$259,557	$234,494	$25,063	10.7%
Reimbursable out-of-pocket expenses	132,234	115,651	16,583	14.3%
Total revenue	391,791	350,145	41,646	11.9%
Direct costs	159,641	135,530	24,111	17.8%
Reimbursable out-of-pocket expenses	132,234	115,651	16,583	14.3%
Selling, general and administrative	41,743	40,429	1,314	3.3%
Restructuring, CEO transition and other costs	2,881	(28)	2,909	—%
Transaction expenses	1,127	403	724	179.7%
Depreciation	5,305	4,357	948	21.8%
Amortization	9,464	9,462	2	—%
Total operating expenses	352,395	305,804	46,591	15.2%
Income from operations	39,396	44,341	(4,945)	(11.2)%
Total other expense, net	(5,987)	(4,040)	(1,947)	(48.2)%
Income before provision for income taxes	33,409	40,301	(6,892)	(17.1)%
Income tax expense	(6,078)	(2,487)	(3,591)	(144.4)%
Net income	$27,331	$37,814	$(10,483)	(27.7)%

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
Net service revenue	$767,358	$673,384	$93,974	14.0%
Reimbursable out-of-pocket expenses	437,167	322,970	114,197	35.4%
Total revenue	1,204,525	996,354	208,171	20.9%
Direct costs	471,196	398,988	72,208	18.1%
Reimbursable out-of-pocket expenses	437,167	322,970	114,197	35.4%
Selling, general and administrative	127,818	113,354	14,464	12.8%
Restructuring, CEO transition and other costs	10,283	1,566	8,717	556.6%
Transaction expenses	2,857	922	1,935	209.9%
Asset impairment charges	—	3,931	(3,931)	(100.0)%
Depreciation	15,257	13,543	1,714	12.7%
Amortization	28,388	28,413	(25)	(0.1)%
Total operating expenses	1,092,966	883,687	209,279	23.7%
Income from operations	111,559	112,667	(1,108)	(1.0)%
Total other expense, net	(20,378)	(18,187)	(2,191)	(12.0)%
Income before provision for income taxes	91,181	94,480	(3,299)	(3.5)%
Income tax expense	(16,042)	(8,089)	(7,953)	(98.3)%
Net income	$75,139	$86,391	$(11,252)	(13.0)%
Net Service Revenue and Reimbursable Out-of-Pocket Expenses
For the three and nine months ended September 30, 2016 and 2015, total revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	September 30, 2016	September 30, 2015	Change
Net service revenue	$259,557	$234,494	$25,063	10.7%
Reimbursable out-of-pocket expenses	132,234	115,651	16,583	14.3%
Total revenue	$391,791	$350,145	$41,646	11.9%

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
Net service revenue	$767,358	$673,384	$93,974	14.0%
Reimbursable out-of-pocket expenses	437,167	322,970	114,197	35.4%
Total revenue	$1,204,525	$996,354	$208,171	20.9%

For the three months ended September 30, 2016, net service revenue increased by $25.1 million, or 10.7%, to $259.6 million from $234.5 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, net service revenue increased by $94.0 million, or 14.0%, to $767.4 million from $673.4 million for the nine months ended September 30, 2015. In 2016, our revenue grew across all therapeutic areas and has been particularly strong in the central nervous system, oncology and other complex therapeutic areas. During the three and nine months ended September 30, 2016, fluctuations in foreign currency exchange rates resulted in an unfavorable impact of $2.6 million and $8.6 million, respectively, on net service revenue as compared to the three and nine months ended September 30, 2015.
Net service revenue from our top five customers accounted for approximately 32.0% and 33.4% of total net service revenue for the three months ended September 30, 2016 and 2015, respectively. Net service revenue from our top five customers accounted for approximately 33.3% and 34.5% of total net service revenue for the nine months ended September 30, 2016 and 2015, respectively.
No customer accounted for 10% or more of total net service revenue for the three or nine months ended September 30, 2016 or 2015.
Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenue. For the three months ended September 30, 2016, reimbursable out-of-pocket expenses, which represent expenses related to our clinical studies that are passed directly through to customers, increased by $16.6 million, or 14.3%, to $132.2 million from $115.7 million for the three months ended September 30, 2015. For the nine months ended September 30, 2016, reimbursable out-of-pocket expenses increased by $114.2 million, or 35.4%, to $437.2 million from $323.0 million for the nine months ended September 30, 2015. The reimbursements are offset by an equal amount shown under the same caption in the "Costs and operating expenses" section in our unaudited condensed consolidated statements of operations and, accordingly, have no impact on income from operations.
Direct Costs and Reimbursable Out-of-pocket Expenses
For the three and nine months ended September 30, 2016 and 2015, direct costs and reimbursable out-of-pocket expenses were as follows (in thousands, except percentages):

	Three Months Ended
	September 30, 2016	September 30, 2015	Change
Direct costs	$159,641	$135,530	$24,111	17.8%
Reimbursable out-of-pocket expenses	132,234	115,651	16,583	14.3%
Total direct costs and reimbursable out-of-pocket expenses	$291,875	$251,181	$40,694	16.2%

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
Direct costs	$471,196	$398,988	$72,208	18.1%
Reimbursable out-of-pocket expenses	437,167	322,970	114,197	35.4%
Total direct costs and reimbursable out-of-pocket expenses	$908,363	$721,958	$186,405	25.8%

The following is a summary of the year-over-year fluctuation in components of direct costs during the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015 to 2016	2015 to 2016
Change in:
Salaries, benefits and incentive compensation	$10,866	$38,526
Other	13,245	33,682
Total	$24,111	$72,208
Our direct costs increased by $24.1 million, or 17.8%, to $159.6 million for the three months ended September 30, 2016 from $135.5 million for the three months ended September 30, 2015. Our direct costs increased by $72.2 million, or 18.1%, to $471.2 million for the nine months ended September 30, 2016 from $399.0 million for the nine months ended September 30, 2015. These increases were primarily driven by the growth in our revenues and the resulting need for additional resources, along with our need to utilize a higher percentage of third party contractors during 2016 compared to 2015 as discussed further below.
The salaries, benefits and incentive compensation portion of direct costs increased by $10.9 million and $38.5 million, respectively, for the three and nine months ended September 30, 2016 compared to the same periods in the prior year. These increases were primarily driven by additional personnel to support the growth of our business, partially offset by favorable fluctuations in foreign currency, as discussed further below.
Other direct costs increased by $13.2 million and $33.7 million, respectively, for the three and nine months ended September 30, 2016, compared to the three and nine months ended September 30, 2015, primarily due to (i) an increase in temporary contract labor costs to meet requested accelerated project timelines, (ii) increases in travel, information technology and facilities cost from increased headcount, and (iii) the three and nine months ended 2015 periods including a favorable resolution of disputed pass through costs, VAT and other tax liabilities and employee related cost of $4.9 million and $6.6 million, respectively.
During the three and nine months ended September 30, 2016, fluctuations in foreign currency exchange rates resulted in a favorable impact of $3.8 million and $10.4 million, respectively, on direct costs as compared to the three and nine months ended September 30, 2015.

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

Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenue. As noted above, reimbursable out-of-pocket expenses increased by 14.3% or $16.6 million, to $132.2 million for the three months ended September 30, 2016 from $115.7 million for the three months ended September 30, 2015. Reimbursable out-of-pocket expenses increased by 35.4% or $114.2 million, to $437.2 million for the nine months ended September 30, 2016 from $323.0 million for the nine months ended September 30, 2015.

Selling, General and Administrative Expenses

For the three and nine months ended September 30, 2016 and 2015, selling, general and administrative expenses were as follows (in thousands, except percentages):

	Three Months Ended
	September 30, 2016	September 30, 2015	Change
Selling, general and administrative	$41,743	$40,429	$1,314	3.3%
Percentage of net service revenue	16.1%	17.2%

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
Selling, general and administrative	$127,818	$113,354	$14,464	12.8%
Percentage of net service revenue	16.7%	16.8%

The following is a summary of the year-over-year fluctuation in components of our selling, general and administrative expenses during the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015 to 2016	2015 to 2016
Change in:
Salaries, benefits, and incentive compensation	$1,649	$12,968
Other expenses	(335)	1,496
Total	$1,314	$14,464
Selling, general and administrative expenses increased by $1.3 million, or 3.3%, to $41.7 million for the three months ended September 30, 2016 from $40.4 million for the three months ended September 30, 2015. Selling, general and administrative expenses increased by $14.5 million, or 12.8%, to $127.8 million for the nine months ended September 30, 2016 from $113.4 million for the nine months ended September 30, 2015. These increases were driven primarily by an increase in salaries, benefits, and incentive compensation, primarily as a result of the additions in personnel to support the growth of our business. In addition, our selling, general and administrative expenses increased on a year-over-year basis due to the 2015 period including the settlement of certain employee-related liabilities totaling approximately $1.1 million. Partially offsetting the net increase in selling, general and administrative expenses is a reduction from fluctuations in foreign currency exchange rates of $0.8 million and $2.2 million, respectively, for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015. In addition, we incurred lower incentive compensation during the three months ended September 30, 2016, compared to the same period in 2015 of $1.3 million.
Selling, general and administrative expenses as a percentage of net service revenue decreased from 17.2% for the three months ended September 30, 2015 to 16.1% for the three months ended September 30, 2016. Selling, general and administrative expenses as a percentage of net service revenue decreased from 16.8% for the nine months ended September 30, 2015 to 16.7% for the nine months ended September 30, 2016. These decreases were primarily attributable to (i) our ability to grow these expenses at a slower rate than our revenue, (ii) the lower incentive compensation during the third quarter of 2016 noted above, and (iii) the positive impact of fluctuations in foreign currency noted above.

Restructuring, CEO Transition and Other Costs
Restructuring, CEO transition and other costs were $2.9 million and $10.3 million, respectively, for the three and nine months ended September 30, 2016, as discussed below.
On July 27, 2016, we entered into a transition agreement with our former Chief Executive Officer ("CEO") related to the transition to a new CEO as of October 1, 2016. The CEO transition agreement is effective September 30, 2016 through February 28, 2017. For the three and nine months ended September 30, 2016, we have recognized $2.8 million of costs related to the CEO transition.
On March 31, 2016, management approved a global plan to eliminate certain positions worldwide in an effort to ensure that our organizational focus and resources were properly aligned with our strategic goals and to continue strengthening the delivery of our growing backlog to customers. Accordingly, we made changes to our therapeutic unit structure designed to realign with management focus and optimize the efficiency of our resourcing to achieve our strategic plan. Under this plan, we eliminated approximately 195 positions and incurred $7.1 million related to employee severance costs during the nine months ended September 30, 2016. We expect to complete the remaining actions and make substantially all payments to affected employees during 2016. During the third quarter, we also announced the closure of one of our facilities associated with this restructuring. Our plan is to exit this facility and record a restructuring charge during the fourth quarter of 2016.
For the three and nine months ended September 30, 2016, we also incurred charges of $0.1 million and $0.5 million, respectively, related primarily to legal and consulting cost incurred for the continued consolidation of legal entities and restructuring of our contract management process in preparation for adopting further accounting pronouncements. For the nine months ended September 30, 2016, these costs were partially offset by a net reduction in facility closure expenses of $0.2 million due to the reversal of previously accrued liabilities during the second quarter of 2016 as a result of completing negotiations with respect to exiting certain facilities.
During the fourth quarter of 2016, we expect to incur additional costs between $3.1 million and $4.1 million related to our restructuring activities and the CEO transition.
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
Transaction Expenses
For the three and nine months ended September 30, 2016, we incurred transaction expenses of $1.1 million and $2.9 million, respectively, consisting of third-party fees associated with (i) our secondary offerings in May and August 2016, (ii) our stock repurchase and debt amendment in August 2016, and (iii) other corporate projects.
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

Asset Impairment Charges

During the first quarter of 2015, we observed deteriorating performance due to reduced revenue resulting from cancellations and lower than expected new business awards in our Phase I Services reporting unit. This resulted in a triggering event requiring an evaluation of both long-lived assets and goodwill for potential impairment. At the date of this evaluation, there were no intangible assets associated with Phase I Services. As a result of these evaluations, for the nine months ended September 30, 2015, we recorded a total asset impairment charge of $3.9 million, consisting of a long-lived assets impairment charge of $1.0 million and a goodwill impairment charge of $2.9 million. We also reviewed the estimated useful lives assigned to long-lived assets associated with the Phase I Services reporting unit and determined that no adjustment was deemed necessary at that time. There were no asset impairment charges for the three months ended September 30, 2015 or the three and nine months ended September 30, 2016.
Depreciation and Amortization Expense
Total depreciation and amortization expense increased to $14.8 million and $43.6 million, respectively, for the three and nine months ended September 30, 2016 from $13.8 million and $42.0 million, respectively, for the three and nine months ended September 30, 2015, primarily due to an increase in depreciation expense resulting from a higher fixed asset balance in 2016 compared to the prior year.
Other Expense, Net
For the three and nine months ended September 30, 2016 and 2015, other income and expense were as follows (in thousands, except percentages):

	Three Months Ended
	September 30, 2016	September 30, 2015	Change
Interest income	$62	$28	$34	121.4%
Interest expense	(3,226)	(3,065)	(161)	(5.3)%
Loss on extinguishment of debt	(439)	—	(439)	—%
Other (expense) income, net	(2,384)	(1,003)	(1,381)	(137.7)%
Total other expense, net	$(5,987)	$(4,040)	$(1,947)	(48.2)%

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
Interest income	$139	$157	$(18)	(11.5)%
Interest expense	(9,317)	(12,687)	3,370	26.6%
Loss on extinguishment of debt	(439)	(9,795)	9,356	95.5%
Other (expense) income, net	(10,761)	4,138	(14,899)	(360.1)%
Total other expense, net	$(20,378)	$(18,187)	$(2,191)	(12.0)%
Total other expense, net increased to $6.0 million for the three months ended September 30, 2016 from $4.0 million for the three months ended September 30, 2015. Primarily driving this increase was (i) an increase in loss of extinguishment of debt of $0.4 million associated with the amendment to the debt agreement in August 2016 and (ii) an increase in other income (expense), net of $1.4 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, related to increased foreign currency losses compared to the prior year. In particular, the June 23, 2016 referendum by British voters to exit the European Union (“Brexit”) impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound as compared to the U.S. dollar and other currencies. Volatility in exchange rates is expected to continue in the short term as the United Kingdom (U.K.) negotiates its exit from the European Union and could continue to drive significant fluctuations in foreign currency gains or losses in future periods. Additionally, fluctuations in the British Pound compared to the U.S. dollar during future reporting periods will cause local currency results of our U.K. operations to be translated into more or less U.S. dollars impacting operating profit. In the longer term, any impact from Brexit on our U.K. operations will depend on the outcomes of tariff, trade, regulatory, and other negotiations, among many other factors.
Total other expense, net increased to $20.4 million for the nine months ended September 30, 2016 from $18.2 million for the nine months ended September 30, 2015. Primarily driving this increase was an increase in other income (expense), net which changed from income of $4.1 million for the nine months ended September 30, 2015 to expense of $10.8 million for the nine months ended September 30, 2016, primarily as a result of foreign currency losses compared to gains in the prior year as discussed above. This increase was partially offset by (i) a decrease in loss of extinguishment of debt of $9.4 million associated with the 2015 debt refinancing in the second quarter of 2015 compared to lower costs incurred by the company related to the August 2016 debt amendment and (ii) a decrease in interest expense of $3.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 due to decreased interest rates in 2016 as a result of our debt repayment and refinancing activities during the second quarter of 2015 and August 2016.
Income Tax Expense
Income tax expense was $6.1 million and $16.0 million for the three and nine months ended September 30, 2016, respectively. Variances from the statutory rate of 35% for the three and nine months ended September 30, 2016 were primarily due to (i) the geographic split of pre-tax income, (ii) tax credits, and (iii) discrete tax adjustments related to foreign exchange losses due to historical branch transactions of $1.5 million and excess tax benefits on share-based payments of $4.6 million and $12.6 million, respectively, for the three and nine months ended September 30, 2016.
Income tax expense was $2.5 million and $8.1 million for the three and nine months ended September 30, 2015, respectively. Variances from the statutory rate of 35% for the three and nine months ended September 30, 2015 were primarily due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets, (ii) the geographic split of pre-tax income, and (iii) discrete tax adjustments related to the release of valuation allowances and unrecognized tax benefits.
Net Income
Net income decreased to $27.3 million for the three months ended September 30, 2016, from $37.8 million for the three months ended September 30, 2015. Net income decreased to $75.1 million for the nine months ended September 30, 2016, from $86.4 million for the nine months ended September 30, 2015. These decreases were primarily due to (i) the increase in restructuring and CEO transition costs in 2016 compared to the prior year, (ii) the impact of foreign currency losses in 2016 compared to the prior year, (iii) increased income tax expense in 2016 as a result of no longer having a valuation allowance on deferred tax assets, and (iv) the increase in transaction expenses compared to 2015. Partially offsetting these decreases were increased revenues in 2016, lower debt extinguishment costs and reduced interest expense.

Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	September 30, 2016	December 31, 2015
Balance sheet statistics:
Cash and cash equivalents (1)	$102,948	$85,011
Working capital, excluding restricted cash	3,686	(52,998)
(1) As of September 30, 2016, the amount of cash and cash equivalents held outside the United States ("U.S.") by our foreign subsidiaries was $71.6 million. Cash and cash equivalent balances outside the U.S. may be subject to foreign withholding and U.S. taxation, if repatriated. We intend to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.
We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations and funds available for borrowing under our $200.0 million revolving credit facility. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of services, possible acquisitions, integration and restructuring costs, geographic expansion, working capital and other general corporate expenses. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations and funds available under our revolving credit facility will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations and other currently anticipated liquidity requirements for at least the next 12 months.
As of September 30, 2016, we had total principal amount of indebtedness of $500.0 million. Further, we had undrawn commitments available for additional borrowings for working capital and other purposes under our senior secured facilities of $174.2 million (net of $25.0 million in revolver borrowings and $0.8 million in outstanding letters of credit) as of September 30, 2016. On May 11, 2016, we entered into two interest rate swaps with a combined notional value of $300.0 million in an effort to limit our exposure to variable interest rates on our term loan. These interest rate swaps convert approximately 60% of the outstanding term loan balance at September 30, 2016 from floating-rate debt to fixed-rate debt. The issuance of additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure additional capital and other resources.
In July 2016, we announced a $150.0 million stock repurchase program which commenced on August 1, 2016 and will end no later than December 31, 2017. As of September 30, 2016, we had remaining authorization to repurchase up to $85.5 million of shares of our common stock under this program.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. However, our ability to meet our cash needs through cash flows from operations will depend on the demand for our services, as well as general economic, financial, competitive and other factors, many of which are beyond our control. Our business might not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate requirements. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, acquisitions or investments, selling assets, restructuring or refinancing our debt, reducing the scope of our operations and growth plans, or seeking additional equity capital. There can be no assurances that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our Credit Agreement limits the use of proceeds from any disposition of assets and, as a result, we may not be allowed, under the agreement, to use the proceeds from any such dispositions to satisfy all current debt service obligations.

Cash Flow Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015
For the nine months ended September 30, 2016 and 2015, our cash flows from operating, investing and financing activities were as follows (in thousands, except percentages):

	Nine Months Ended
	September 30, 2016	September 30, 2015	Change
Net cash provided by operating activities	$95,124	$141,122	$(45,998)	(32.6)%
Net cash used in investing activities	(16,826)	(11,565)	5,261	45.5%
Net cash used in financing activities	(56,778)	(109,384)	(52,606)	(48.1)%
Cash Flows from Operating Activities
For the nine months ended September 30, 2016, our operating activities provided $95.1 million in cash, consisting of net income of $75.1 million, adjusted for net non-cash items of $69.9 million primarily related to depreciation and amortization, foreign currency adjustments, and share-based compensation, offset by deferred income tax benefits. These net increases were offset by $49.9 million of cash used by changes in operating assets and liabilities, consisting primarily of an increase in billed and unbilled accounts receivable partially offset by increases in deferred revenue and other liabilities.
For the nine months ended September 30, 2015, our operating activities provided $141.1 million in cash flow, consisting of net income of $86.4 million, adjusted for net non-cash items of $58.2 million primarily related to depreciation and amortization, loss on extinguishment of debt, stock repurchase costs, amortization of capitalized loan fees, stock-based compensation, asset impairment charges and foreign currency adjustments. In addition, $3.5 million of cash was used by changes in operating assets and liabilities, consisting primarily of an increase in billed and unbilled accounts receivable and other assets and liabilities, partially offset by an increase in deferred revenue.
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
Cash flows from operations decreased by $46.0 million during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, due to a reduction of $46.5 million in the cash inflow from working capital and a year-over-year decrease in net income of $11.3 million, partially offset by an increase in net non-cash items of $11.7 million. The reduction in cash inflow from working capital was primarily due to the increase in our days sales outstanding, as it moves closer to industry levels over time.
Cash Flows from Investing Activities
For the nine months ended September 30, 2016, we used $16.8 million in cash for investing activities for the purchase of property and equipment. For the full year 2016, we expect our total capital expenditures to be between $26.0 million and $30.0 million.
For the nine months ended September 30, 2015, we used $11.6 million in cash for investing activities for the purchase of property and equipment.

Cash Flows from Financing Activities
For the nine months ended September 30, 2016, financing activities used $56.8 million in cash, driven by payments of $64.5 million related to the August 2016 stock repurchase, $5.0 million related net borrowing activity under the revolving line of credit, $0.9 million in debt refinancing costs, and payments of $0.8 million related to tax withholdings for share-based compensation. This cash outflow was partially offset by proceeds of $14.4 million from the exercise of stock options.
For the nine months ended September 30, 2015, financing activities used $109.4 million in cash, primarily driven by payments of $150.9 million related to the stock repurchase in May 2015, $3.2 million in payments related to tax withholdings for stock-based compensation and payments of $1.0 million related to the 2014 MEK Consulting acquisition. These cash outflows were partially offset by net inflows of $45.0 million, consisting primarily of the proceeds from the 2015 debt refinancing, offset by the June 2015 prepayment of $50.0 million of debt principal under the Credit Agreement and proceeds of $1.1 million from the exercise of stock options.
Contractual Obligations and Commitments
On July 27, 2016, we entered into a transition agreement with our former CEO related to the transition to our new CEO on October 1, 2016. As a result of the CEO transition, we incurred additional costs that will be paid through August 2018.
On August 31, 2016, we entered into the First Amendment to the Credit Agreement, which primarily increased the available borrowing capacity under the revolving line of credit and reduced the applicable pricing for our term loan and revolving line of credit. See Note 3 - Long-Term Debt to our condensed consolidated financial statements for information about the terms of this agreement.
The following table summarizes our expected material contractual obligations under these agreements as of September 30, 2016 (in thousands):

	Payment Due by Period
	Total	Remaining 2016 (3 Months)	2017 to 2018	2019 to 2020	2021
Long-term debt	$500,000	$—	$66,563	$77,187	$356,250
Interest on long-term debt	42,842	2,464	19,078	16,562	4,738
Executive transition costs	$5,637	$210	$5,427	$—	$—
Total	$548,479	$2,674	$91,068	$93,749	$360,988
On July 26, 2016, our board of directors approved a $150.0 million repurchase program for shares of our common stock. The program commenced on August 1, 2016 and will end no later than December 31, 2017. Under the stock repurchase program we are not obligated to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by our management based on a variety of factors such as the market price of our common stock, our liquidity requirements, and overall market conditions. As of September 30, 2016, we had remaining authorization to repurchase up to $85.5 million under the stock repurchase program.
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
Item 1A. Risk Factors.
See “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, and "Item 1A. - Risk Factors" in our Form 10-Q for the quarter ended June 30, 2016, for a detailed discussion of risk factors affecting the Company. There have been no significant changes from the risk factors previously disclosed in those filings.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
On July 26, 2016, the Company’s board of directors approved a $150.0 million repurchase program for shares of the Company’s common stock in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law. The program commenced on August 1, 2016 and will end no later than December 31, 2017. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s liquidity requirements, and overall market conditions. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws.
On August 22, 2016, the Company's former private equity sponsors, Avista Capital Partners, L.P. ("Avista") and Ontario Teachers' Pension Plan Board ("OTPP"), completed a secondary offering for 4,500,000 shares. In conjunction with the secondary offering, the Company repurchased 1,500,000 shares of its Class A common stock under the stock repurchase program from Avista and OTPP in a private transaction at a price of $43.00 per share, resulting in a total purchase price of approximately $64.5 million. As of September 30, 2016, the Company has remaining authorization to repurchase up to $85.5 million of shares of the Company's common stock under the stock repurchase program.

The following table summarizes the equity repurchase program activity for the three months ended September 30, 2016 and the approximate dollar value of shares that may yet be purchased pursuant to the Repurchase Program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except share and per share data)
July 1, 2016 - July 31, 2016	—	$—	—	$150,000
August 1, 2016 - August 31, 2016	1,500,000	43.00	1,500,000	85,500
September 1, 2016 - September 30, 2016	—	—	—	85,500
	1,500,000		1,500,000

Item 5. Other Information.
Not applicable.

Item 6. Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Transition Agreement, by and among Duncan Jamie Macdonald, INC Research, LLC and INC Research Holdings, Inc., dated July 27, 2016.	8-K	001-36730	10.1	July 28, 2016
10.2	Executive Service Agreement, by and between INC Research Holding Limited and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.2	July 28, 2016
10.3	Letter Agreement, by and between INC Research Holdings Limited and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.3	July 28, 2016
10.4	Letter Agreement, by and between INC Research Holdings, Inc. and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.4	July 28, 2016
10.5	First Amendment to Credit Agreement and Increase Revolving Joinder, dated as of August 31, 2016, by and among INC Research Holdings, Inc., a Delaware corporation, INC Research, LLC, a Delaware limited liability company, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-36730	10.1	August 31, 2016
10.6	Form of Retention Agreement for Participants.	8-K	001-36730	10.1	September 15, 2016
10.7	INC Research Holdings, Inc. Executive Severance Plan adopted September 15, 2016.	8-K	001-36730	10.2	September 15, 2016
10.8	Form of Retention Agreement Restricted Stock Unit Award Agreement for U.S. Executives 2014 Equity Incentive Plan.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on October 31, 2016.

INC RESEARCH HOLDINGS INC.

Date: October 31, 2016	/s/ Gregory S. Rush
Gregory S. Rush
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Transition Agreement, by and among Duncan Jamie Macdonald, INC Research, LLC and INC Research Holdings, Inc., dated July 27, 2016.	8-K	001-36730	10.1	July 28, 2016
10.2	Executive Service Agreement, by and between INC Research Holding Limited and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.2	July 28, 2016
10.3	Letter Agreement, by and between INC Research Holdings Limited and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.3	July 28, 2016
10.4	Letter Agreement, by and between INC Research Holdings, Inc. and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.4	July 28, 2016
10.5	First Amendment to Credit Agreement and Increase Revolving Joinder, dated as of August 31, 2016, by and among INC Research Holdings, Inc., a Delaware corporation, INC Research, LLC, a Delaware limited liability company, the subsidiary guarantors party thereto, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-36730	10.1	August 31, 2016
10.6	Form of Retention Agreement for Participants.	8-K	001-36730	10.1	September 15, 2016
10.7	INC Research Holdings, Inc. Executive Severance Plan adopted September 15, 2016.	8-K	001-36730	10.2	September 15, 2016
10.8	Form of Retention Agreement Restricted Stock Unit Award Agreement for U.S. Executives 2014 Equity Incentive Plan.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith