Form 10-K
period 2016-12-31
INC Research Holdings, Inc.
filed 2017-02-28
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price of $38.13 on June 30, 2016, was approximately $1,580,252,895. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2017, there were approximately 54,001,001 shares of the registrant's common stock outstanding.
Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

1

INC RESEARCH HOLDINGS, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2016

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
Item 1. Business.
Overview
We are a leading global contract research organization ("CRO") based on revenues, focused primarily on Phase I to Phase IV clinical development services for the biopharmaceutical and medical device industries. We provide our customers with highly differentiated services across their development portfolios using either our therapeutic expertise as a full service provider or utilizing our global scale and systems as a functional service provider. We consistently and predictably deliver clinical development services, consulting, and real world evidence support in a complex environment and offer a proprietary, operational approach to the delivery of our projects through our Trusted Process® methodology. Our service offerings focus on optimizing the development of, and therefore, the commercial potential for, our customers' new biopharmaceutical compounds, enhancing returns on their research and development ("R&D") investments, and reducing their overhead costs by offering an attractive variable cost alternative to fixed cost, in-house resources.
Founded more than three decades ago as an academic organization dedicated to central nervous system research, we have translated that expertise into a global organization with a number of therapeutic specialties, as well as full data services and regulatory advisory and implementation support capabilities. Over the past decade, we have built our scale and capabilities to become a leading global provider of Phase I to Phase IV clinical development services, with approximately 6,800 employees in 50 countries across six continents as of December 31, 2016. Our broad global presence has enabled us to deliver clinical development services in more than 110 countries, providing our customers with access to diverse markets and patient populations, local regulatory expertise and local market knowledge.
We provide clinical development services through specialized therapeutic teams that have deep scientific expertise across the development portfolios of our customers. We believe our therapeutic focus and proprietary project management methodology have set us apart within our industry. We have particular strengths in the complex therapeutic areas such as CNS and Oncology which represent the largest and fastest growing therapeutic areas. Demonstrating our innovation and commitment to customer satisfaction, we were awarded the 2016 Frost & Sullivan Asia Pacific Contract Research Outsourcing Services Customer Value Leadership Award. Specifically, we were recognized for successfully expanding our customer base in the Asia Pacific region and driving significant repeat business while demonstrating a consistent focus on helping to accelerate the delivery of high quality, innovative products to market. Held annually in Singapore, the Frost & Sullivan Asia Pacific Best Practices Awards program recognizes best-in-class companies in the Asia Pacific region for demonstrating outstanding achievement and superior performance in areas such as leadership, technological innovation, customer service and strategic product development. Industry analysts compare market participants and measure performance through interviews, analysis and secondary research in order to identify best practices in the industry.
We have also developed industry-leading relationships with principal investigators and clinical research sites, as demonstrated by being named the "Top CRO to Work With" among large global CROs in the 2015 CenterWatch Global Investigative Site Relationship Survey (the "2015 CenterWatch Survey") conducted by CenterWatch, a third-party leading publisher in the clinical trials industry. This survey, which is held every two years, covered responses from over 1,900 sites globally that evaluated 11 CROs, including the top five by revenue, across 38 specific relationship attributes. We ranked in the top three on 33 out of the 38 specific relationship attributes. We believe our ranking as “Top CRO to Work With” for a second straight time demonstrates the effectiveness of our business model and our ability to deliver high-quality clinical trial results on time and on budget for our customers.
Our extensive range of services supports the entire drug development process from Phase I to Phase IV and allows us to offer our customers an integrated suite of investigative site support and clinical development services. We offer these services across a wide variety of therapeutic areas, bringing deep clinical expertise with a primary focus on Phase I to Phase IV clinical trials delivered in both a turnkey full service clinical model, as well as large scale functional service models. We provide total biopharmaceutical program development while also providing discrete services for any part of a clinical trial. Our combination of service area experts and depth of clinical capability allows for enhanced protocol design and actionable trial data.
We have two reportable segments: Clinical Development Services and Phase I Services. The Clinical Development Services segment offers a variety of clinical development services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management, study reports to assist customers with their drug development process, quality assurance audits and specialized consulting services. The Phase I Services segment focuses on clinical development services for Phase I trials, which include scientific exploratory medicine, first-in-human studies through proof-of-concept stages and support for Phase I studies in established compounds. For further information about the Company's reportable segments, please see "Note 13 - Segment Information" in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. For financial information about our revenue and long-lived assets by geographic area, please see "Note 14 - Operations by Geographic Location" in our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. International operations expose us to risks that differ from those applicable to operating in the United States, including foreign currency translation and transaction risks, risks of changes in tax laws and other risks described further in Part I, Item 1A "Risk Factors" of this Annual Report on Form 10-K.
For the year ended December 31, 2016, we had total net service revenue of $1,030.3 million, net income of $112.6 million, Adjusted Net Income of $139.0 million, and Adjusted EBITDA of $244.5 million. For important disclosures about our non-GAAP measures and a reconciliation of Adjusted Net Income and Adjusted EBITDA to our GAAP net income (loss), see Part II, Item 6, "Selected Financial Data" of this Annual Report on Form 10-K. For further information about our consolidated revenues and earnings, see our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report on Form 10-K.
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
We were established as INC Research in 1998, and our corporate headquarters is located in Raleigh, North Carolina. As a result of a corporate reorganization in connection with a business combination transaction, INC Research Holdings, Inc., was incorporated in Delaware in August 2010.

Our Market
The market for our services includes biopharmaceutical companies that outsource clinical development services. We believe we are well-positioned to benefit from the following market trends:
Trends in late-stage clinical development outsourcing.  Within the clinical development market, we primarily focus on Phase II to Phase IV clinical trials. Biopharmaceutical companies continue to prioritize the outsourcing of Phase II to Phase IV clinical trials, particularly in complex, high-growth therapeutic areas such as CNS, oncology and other complex diseases. Additionally, small and mid-sized biopharmaceutical companies typically have limited infrastructure and therefore have a particular proclivity to outsource their clinical development to CROs. We estimate, based on industry sources, including analyst reports, and management's knowledge, that the market for CRO services for Phase II to Phase IV clinical development services will grow at an average annual rate of 5% to 7% through 2020, driven by a combination of increased development spend and further outsourcing penetration. In addition, we estimate that total biopharmaceutical spending on drug development in 2016 was approximately $81.4 billion, of which the clinical development market, which is the market for drug development following pre-clinical research, was approximately $70.4 billion. Of the $70.4 billion, we estimate our total addressable market to be $56.8 billion, after excluding $13.6 billion of indirect fees paid to principal investigators and clinical research sites, which are not a part of the CRO market. We estimate that total biopharmaceutical spending on clinical development will grow at a rate of 2% to 4% annually through 2020. In 2016, we estimate biopharmaceutical companies outsourced approximately $28.6 billion of clinical development spend to CROs, representing a 9% increase compared to 2015 and a penetration rate of 50% of our total addressable market. We estimate that this penetration rate will increase to approximately 59% of our total addressable market by 2020. In particular, within the overall Phase II to Phase IV market segment, the Phase IV/post-approval/real world evidence sub-segment represents a large area of spending where outsourcing penetration is lower than traditional clinical development and pharmaceutical industry trends are creating increasing demand. We believe that CROs with deep therapeutic expertise, global reach and capabilities, the ability to conduct increasingly complex clinical trials and maintain strong principal investigator and clinical research site relationships will be well-positioned to benefit from these industry trends.
Optimization of biopharmaceutical R&D efficiency.  Market forces and healthcare reform, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, the 21st Century Cures Act, and other governmental initiatives, place significant pressure on biopharmaceutical companies to improve cost efficiency. Companies need to demonstrate the relative improvement in quality, safety, and effectiveness of new therapies as compared to existing approved therapies as early as possible in the development process. CROs can help biopharmaceutical companies deploy capital more efficiently, especially because many biopharmaceutical companies do not have adequate in-house development resources. In response to high clinical trial costs, particularly in therapeutic areas such as CNS and oncology, which we believe present the highest mean cost per patient across all clinical trials, biopharmaceutical companies are streamlining operations and shifting development to external providers in order to lower their fixed costs. Based on efficiencies gained through experience, we estimate that CROs have shortened clinical testing timelines by as much as 30%. Full service CROs can deliver operational efficiencies, provide high visibility into trial conduct, and allow biopharmaceutical companies to focus internal resources on their core competencies related to drug discovery and commercialization.
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

Management of increasingly complex trials.  The biopharmaceutical industry operates in an increasingly sophisticated and highly regulated environment and has responded to the demands of novel therapeutics by adapting efficient drug development processes. Complex trial design expertise has emerged as a significant competitive advantage for select CROs that have a track record of successfully navigating country-specific regulatory, trial protocol and patient enrollment barriers, including sometimes subjective, evolving clinical endpoints. In addition, the therapeutic areas where we have significant experience and expertise, including CNS, oncology and other complex diseases, often require more complicated testing protocols than other disease indications. For example, studies related to complex therapeutic areas often require treatment-naïve patients, and sometimes have subjective endpoints, which can be difficult to measure. In addition, many of these studies have longer periods of duration due to these factors and have been increasing in duration over the last 36 months. For example, our average study duration has increased from approximately 30 months as of December 31, 2013 to approximately 42 months as of December 31, 2016. As a result of these factors, these therapeutic areas demand greater clinical trial proficiency and therapeutic expertise, particularly in light of new methods of testing, such as the use of biomarkers and gene therapy.
Our Competitive Strengths
We believe that we are well positioned to capitalize on positive trends in the CRO industry and provide differentiated solutions to our customers across their development portfolios based on our key competitive strengths set forth below:
Deep and long-standing therapeutic expertise. Since our inception in 1998, we have focused on building world-class therapeutic expertise to better serve our customers. We provide a broad offering of therapeutic expertise across all major therapeutic areas. We also have particular strengths in the largest and fastest growing therapeutic areas (including our complex therapeutic areas) which collectively constituted approximately 74% of our backlog as of December 31, 2016. Based on industry data, we estimate that these complex therapeutic areas together represent approximately 70% of total Phase III drugs under development. We believe we have been growing faster than the market, resulting in market share gains in our key therapeutic areas. In 2016, our net service revenue grew by 13% and our net service revenue for our complex therapeutic areas grew by 22%. Our therapeutic expertise is managed by our senior leadership and delivered by our senior scientific and medical staff and our clinical research associates ("CRAs") within our various therapeutic areas. Industry analysts have reported that therapeutic expertise is the most influential factor for sponsors of clinical trials in selecting a CRO. We believe that our expertise in managing complex clinical trials differentiates us from our competitors and has played a key role in our revenue growth, our ability to win new clinical trials and our successful relationship development with principal investigators and clinical research sites.
Clinical development focus and innovative operating model. We derive approximately 99% of our net service revenue from clinical development services without distraction from lower growth, lower margin non-clinical business. Since 2006, we have conducted our clinical trials using our innovative Trusted Process® operating model, which standardizes methodologies, increases the predictability of the delivery of our services and reduces operational risk. Since initiation of the Trusted Process®, we have reduced median study start-up time (defined as the period from finalized protocol to first patient enrolled) on new projects. Based on industry sources for the median study start-up time for the biopharmaceutical industry, we believe we achieve this milestone for our customers at a faster pace than industry medians, due in part to our proprietary Trusted Process® operating model. In addition to the absolute reduction of cycle times in critical path milestones, we provide greater operating efficiency, more predictable project schedules and a reduction in overall project timelines.
Unmatched, industry-leading principal investigator and clinical research site relationships. We have extensive relationships with principal investigators and clinical research sites. We believe these quality relationships are critical for delivering clinical trial results on time and on budget for our customers. Motivated and engaged investigative sites can facilitate faster patient recruitment, increase retention, maintain safety, ensure compliance with protocols as well as with local and international regulations, and streamline reporting. The ability to recruit and retain principal investigators and patients is an integral part of the clinical trial process. We have dedicated personnel focused on enhancing clinical research site relationships; we work with these sites in collaborative partnerships to improve cycle times and standardize start-up activities to drive efficiency. Our focus on principal investigator and clinical research site relationships is unmatched in the industry, as demonstrated by our ranking as the "Top CRO to Work With" among large global CROs in the 2015 CenterWatch Survey. In the 2015 CenterWatch Survey, we ranked in the top three on 33 out of 38 attributes and received an average of 83% of "excellent" or "good" ratings across all attributes, up from approximately 80% in 2013. In addition, we are a top-three ranked CRO on four of the five attributes rated by sites as most important to study conduct success and the number one-ranked CRO for providing professional medical staff in clinical operations. We also participate at the highest level of membership within the Society for Clinical Research Sites ("SCRS") as a Global Impact Partner ("GIP").
Broad global reach with in-depth local market knowledge. We believe that we are one of a few CROs with the scale, expertise, systems and agility necessary to conduct global clinical trials. We offer our services through a highly skilled staff of approximately 6,800 employees in 50 countries as of December 31, 2016 and have conducted work in more than 110 countries. We continue to have a presence in high-growth international markets such as Asia-Pacific, Latin America, the Middle East and North Africa. Our comprehensive regulatory expertise and extensive local knowledge facilitate timely patient recruitment for complex clinical trials and improved access to treatment-naïve patients and to emerging markets, thereby reducing the time and cost of these trials for our customers while also optimizing the commercialization potential for new therapies.
Diversified, loyal and growing customer base. We have a well-diversified, loyal customer base of over 350 customers that includes many of the world's largest biopharmaceutical companies as well as high-growth, small and mid-sized biopharmaceutical companies. We have several customers with whom we have achieved "preferred provider" or strategic alliance relationships. We define these customer relationships to include ones where we have executed master service agreements in addition to regularly scheduled strategy meetings to discuss the status of our relationship, and for which we serve as a preferred supplier of services. We believe these relationships provide us enhanced opportunities for more business, although they are not a guarantee of future business. In addition, many of our customers are diversified across multiple projects and compounds. Our top five customers represented approximately 94 compounds in 73 indications across 244 active projects and accounted for approximately 33% of our net service revenue in 2016. Our customer base is geographically diverse with well-established relationships in the United States, Europe and Asia. We believe the breadth of our footprint reduces our exposure to potential U.S. and European biopharmaceutical industry consolidation. We believe that the tenure of our customer relationships as well as the depth of penetration of our services reflect our strong reputation and track record. While 80% of our new business awards in 2016 were from repeat customers and our top ten customers have worked with us for an average of approximately 11 years, we were also awarded clinical trials from 108 new customers in 2016, with particularly strong growth among small to mid-sized biopharmaceutical companies. We have also increased our penetration in the large biopharmaceutical market, which we define as the top 50 biopharmaceutical companies measured by annual drug revenue, with 52% of our net service revenue in 2016 coming from large biopharmaceutical companies. We believe we have increased our market share in recent years and are well positioned to continue growing our customer base.
Outstanding financial performance. We have completed our second consecutive year with net income over $100 million, earning $112.6 million and $117.0 million for the years ended December 31, 2016 and 2015, respectively. In addition, we have achieved significant revenue, adjusted EBITDA and adjusted net income growth over the past several years. For example, during 2016, we increased our net service revenue, adjusted EBITDA and adjusted net income by 13%, 10%, and 16%, respectively, as compared to 2015. The momentum in our business is also reflected in the growth in our backlog which grew by 9.6% from December 31, 2015 to December 31, 2016. Backlog is the value of future net service revenue supported by contracts or pre-contract written communications from customers for projects that have received appropriate internal funding approval, are not contingent upon completion of another trial or event and are expected to commence within the next 12 months, minus the value of cancellations in the same period). Backlog and new business awards are not necessarily predictive of future financial performance because they will likely be impacted by a number of factors, including the size and duration of projects (which can be performed over several years), project change orders resulting in increases or decreases in project scope, and cancellations. We believe our outstanding financial profile and strong momentum demonstrate the quality of the platform we have built to position ourselves for continued future growth.

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
Business Strategy
The key elements of our business strategy include:
Focus on attractive, high-growth late-stage clinical development services market. We believe outsourcing late-stage clinical development services to CROs optimizes returns on invested R&D for biopharmaceutical companies. As development spend and outsourcing penetration rates continue to increase, we estimate that the late-stage clinical development services market will grow at an average annual rate of 5% to 7% through 2020 and is poised to realize incremental growth relative to the overall CRO market. In addition to the traditional clinical development services required for regulatory approval of a compound, biopharmaceutical companies are trying to navigate increased scrutiny on drug pricing, formulary placement, and new data required for optimal real world use of their products to deliver the commercial value needed for their return on investment. This presents an opportunity for more outsourcing to CROs with broad capabilities. We believe that our core focus on the late-stage clinical development services market ideally positions us to benefit from these growth trends. Additionally, we believe that our differentiated approach of investing in highly experienced people, making better use of enabling technology and improving the process of clinical development, will allow our customers to generate superior returns.
Leverage our expertise in delivering complex clinical trials and deepen our therapeutic expertise in fast-growing areas. We intend to continue to develop and leverage our therapeutic and operational expertise in delivering complex clinical trials. We believe that our experience and deep expertise in complex therapeutic areas such as CNS and oncology better position us to win new clinical trials in these large therapeutic areas and others where trial complexity can create delivery challenges. Our extensive use of insights gained from fit-for-purpose data sources and our relationships with principal investigators and clinical research sites with longstanding patient relationships are especially critical in delivering complex clinical trials. This is enhanced by the use of our proprietary Trusted Process® methodology that reduces operational risk and variability by standardizing processes and minimizing delays, instills quality throughout the clinical development process and leads customers to more confident, better-informed drug development decisions.
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
Continue to enhance our Trusted Process® methodology to deliver superior outcomes. We intend to continue the development and enhancement of our Trusted Process® methodology, which has delivered measurable, beneficial results for our customers and improved drug development decisions. We believe our Trusted Process® will continue to lead to high levels of customer satisfaction. Our Trusted Process® is subject to continual refinement based on feedback from therapeutic leadership, staff and customers as well as the market factors of an evolving regulatory environment and technology innovation. Our Trusted Process® uses best-in-class and industry-leading third-party technology solutions. We expect that through continuous enhancement of our Trusted Process® methodology, including a client-focused Trusted Process® dashboard, we will achieve better alignment of best-in-class technology to enable increased visibility into critical processes, management and controls in the drug development process. We intend to continue to position ourselves to quickly adopt best-in-class technology through effective third-party collaborations without the need for high capital investments and maintenance costs, driving attractive returns on capital.
Continue proven track record of identifying and successfully integrating selective acquisitions to augment our organic growth. Over the past decade, we have developed a systematic approach for integrating acquisitions. We have successfully acquired and integrated ten companies, including both strategic and tuck-in acquisitions. These strategic acquisitions have increased our size, scale and reach, complementing our organic growth profile as we have become a leading provider of CRO services. Our acquisitions have enabled us to expand our global service offerings across all four phases of biopharmaceutical clinical development while also allowing us to achieve significant synergies and cost reductions. We will continue to evaluate opportunities to acquire and integrate selective acquisitions within the CRO sector, maintaining our discipline in areas such as valuation and cultural fit, in order to strengthen our competitive position and realize attractive returns on our investments.
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

Clinical Trial Management	Data Services	Strategic and Regulatory Services	Real World and Late Stage Services	Functional Services
• Patient recruitment and retention • Project management • Clinical monitoring • Drug safety / pharmacovigilance • Medical affairs • Quality assurance • Regulatory and medical writing	• Clinical data management • Electronic data capture • Biostatistics	• Strategic development services • Regulatory consulting and submissions • Clinical operations optimization • Pricing and reimbursement planning
• Specialized support for patient registries

• Safety surveillance studies, prospective observational studies

• Health outcome research

• Patient-reported outcomes

• Phase IV effectiveness trials

• Health economics studies and retrospective chart reviews
• Data management • Medical writing • Safety / pharmacovigilance • Site contracts • Investigator payments

Clinical Trial Management
We offer a variety of select and stand-alone clinical trial services as well as full-service, global studies through our clinical development services. Our key clinical trial management services include the following:

•
Patient Recruitment and Retention.  Our patient recruitment services group helps identify and manage appropriate vendors, focuses on patient recruitment and retention strategies and acts as a liaison to media outlets and other vendors that we have validated;

•
Project Management.  Our project managers provide customer-focused leadership in managing clinical trials and are accountable for the successful execution of all assigned projects, where success includes on-time, on-budget, and high quality results that lead to satisfied customers. Project managers have the skills, education, experience and training to support the successful conduct of clinical studies;

•
Clinical Monitoring.  Our clinical monitors oversee the conduct of a clinical trial by working with and monitoring clinical research sites to assure the quality of the data. The clinical monitor ensures the trial is conducted according to Good Clinical Practice ("GCP"), International Conference on Harmonisation ("ICH") guidelines and local regulations, to meet the customers' and regulatory authorities' requirements according to the study protocol. CRAs engage with clinical research sites in site initiation, training and patient recruitment. We deploy and manage clinical monitoring staff in all regions of the globe. By maintaining a therapeutic focus, we attract CRAs who have a strong desire to dedicate themselves to working within a specific therapeutic area, providing an environment where they can further develop their expertise in their chosen area of interest;

•
Drug Safety/Pharmacovigilance.  Our drug safety teams are strategically located across the United States, Europe, Latin America and Asia-Pacific. We provide global drug safety expertise in all phases of clinical research for serious adverse event/adverse event collection, evaluation, classification, reporting, reconciliation, post-marketing safety and pharmacovigilance;

•
Medical Affairs.  We have in-house physicians who provide 24/7 medical monitoring, scientific and medical support for project management teams and clinical research sites. These in-house physicians consist of senior clinicians and former clinical researchers with patient care and trial management expertise;

•
Quality Assurance.  Quality control steps are built into all of our processes. We have an independent quality assurance department that, in addition to conducting independent audits of all ongoing projects and processes as part of our internal quality assurance program, offers contracted quality assurance services to customers, including audits of clinical research sites and of various vendors to the clinical research industry; 'mock' regulatory inspections and clinical research site inspection-readiness training; standard operating procedure development; and quality assurance program development/consultation. Our customers also engage us to conduct third-party audits on behalf of their studies; and

•
Regulatory and Medical Writing.  We also offer regulatory and medical writing expertise across the entire biopharmaceutical product lifecycle. Our team has hands-on regulatory and medical writing knowledge gained through experience from working in large biopharmaceutical companies, as well as high-growth, small and mid-sized biopharmaceutical companies, CROs and the United States Food and Drug Administration ("FDA"). Additionally, each member is trained in FDA regulations, including GCP/standard operating practice compliance guidelines and guidelines established by the ICH.

Data Services
Our data services include the following:

•
Clinical Data Management.  Our clinical data management services allow us to confirm that the clinical trial database is ready, accurately populated and locked in an expeditious manner, with verification and validation procedures throughout every phase of a clinical trial. This processing is done in synchronization with the clinical team, utilizing the information provided from the trial to help ensure efficient processes are employed, regardless of the data collection method used;

•
Electronic Data Capture.  To compete in today's changing global drug and device development environment, companies must collect and distribute data faster than ever before. We have the ability to manage electronic data capture ("EDC") to help our customers take advantage of the efficiencies available through EDC, which include improved access to data, reduced cycle time, increased productivity and improved relationships with customers, vendors and other parties. We utilize three leading EDC platforms: Medidata Rave, Oracle Clinical Remote Data Capture and Oracle Health Sciences InForm products. Our ability to design, build and deliver high quality databases in all three platforms enables our team to deliver effective EDC solutions; and

•
Biostatistics.  Our biostatistics team has a depth of experience with the FDA and European Medicines Agency ("EMA") which allows our teams to provide customers with guidance on building a statistical plan to meet regulatory and safety requirements as well as a careful analysis of the resulting study data. In addition, we provide support for independent drug safety monitoring boards and a full range of related services. Our biostatisticians are also heavily involved in our Trusted Process® methodology, so that protocol and project development can be grounded in advanced statistical methodology. As part of a project team, our biostatisticians can provide data oversight throughout a clinical trial and address any data or data handling issues that may arise.

Strategic and Regulatory Services
Strategic Services. Our strategic consulting group focuses on maximizing the value of scientific knowledge, intellectual property and portfolio content. The key areas of advisory services include strategic drug development, clinical development plans, registration strategies, exit strategies, transitional clarity, good clinical practice compliance strategies, clinical operations optimization, pricing and reimbursement, and due diligence. Strategic consultants include senior personnel from medical and regulatory affairs, clinical research, biostatistics and data management. These individuals provide expertise gained through hands-on experience as former executives from biopharmaceutical companies, CROs and regulatory agencies; and
Regulatory Services. We offer regulatory expertise across the entire biopharmaceutical product lifecycle. Our regulatory affairs practice has a global presence with offices in North America, Europe and Asia-Pacific. In addition, subject matter experts are located worldwide to provide global regulatory coverage. Global regulatory services include worldwide regulatory submissions, regulatory strategy and agency meetings, early development consultancy, data safety monitoring board and data review committee management, chemistry manufacturing and controls, contemporary regulatory interpretation, investigational new drug ("IND"), applications and clinical trial authorizations.
Real World and Late Phase Services
Our real world and late phase group conducts “real world” studies to understand how a treatment, service or method of delivering care works when applied in real world, clinical practice environments. We provide both consultative and operational expertise to our customers in real world data generation, from concept through core development, launch and commercialization. By utilizing our successful drug life cycle management, we ensure we partner with clients to gain the right outcome for them, patients, physicians, payers and regulators in order to maximize our customers' return on investment. These services allow our customers to make timely and cost effective advances in clinical treatment by providing data about actual experience of doctors and patients outside of the regulated environment of clinical development. Our services include patient registries, surveillance and observational studies, patient/health outcomes research and economic studies.
Functional Services
Our functional service provider ("FSP") offering is a tool to help sponsors review their approach to key functional areas of clinical research, specifically those areas not core to their clinical development business. Our FSP offering provides our customers with a flexible service offering to meet their development needs in a flexible service approach. We currently provide services related to data management, medical writing, safety/pharmacovigilance, site contracts and investigator payments. We believe our FSP service offering provides greater predictability and more consistent delivery of services across all protocols. We currently operate FSP hubs in North America, South America, Europe and Asia.

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
The Trusted Process® methodology is divided into four sub-processes which correlate with the key phases of a clinical project:

•
PlanActivation® — the design phase, where a project is analyzed and a strategy developed utilizing our therapeutic and clinical experience, forming the basis of a customized project proposal. The strategy continues to be refined based on discussions with the customer through new business award;

•
QuickStart® — the initiating phase, which serves to align the customer's and our project teams to a single set of objectives, create shared expectations and develop a joint plan for project implementation;

•
ProgramAccelerate® — the execution and control phase, which includes the processes of patient recruitment, clinical monitoring and data management. In this phase, we proactively process and review data to ensure quality and project timelines are actively managed, while maintaining strong relationships with investigative sites; and

•
QualityFinish® — the closing phase, which is triggered by the first enrolled patient completing the clinical trial. This phase focuses on assuring high quality, actionable data is used to develop the final deliverables which make up the basis of the documentation necessary for filing with regulatory agencies.

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
Since December 31, 2010, we have significantly increased our exposure to large biopharmaceutical customers through both acquisitions and organic growth, providing us the opportunity to compete for large, global late-stage clinical development trials, preferred provider lists and strategic multi-year relationships. For the year ended December 31, 2016, our net service revenue attributable to large biopharmaceutical companies represented approximately 52% of our total net service revenue and net service revenue attributable to small and mid-sized biopharmaceutical companies represented approximately 48%. Additionally, we serve customers in a variety of locations throughout the world, with approximately 47% of our workforce based in the United States and Canada, 33% in Europe, 13% in Asia-Pacific, 7% in Latin America and 1% in the Middle East and Africa as of December 31, 2016. This diversification allows us to grow our business in multiple customer segments and geographies.

For the year ended December 31, 2016, our top five customers accounted for approximately 33% of our net service revenue which was diversified across approximately 94 compounds in 73 indications across 244 active projects. No customer accounted for 10% or more of net service revenue for the year ended December 31, 2016.
Our top ten customers have worked with us for an average of approximately 11 years as of December 31, 2016. We also have a growing list of "preferred provider" and/or strategic alliance relationships. Further, among the majority of our customers, revenue is diversified by multiple projects for a variety of compounds. For example, 32 of our customers have active projects in more than one therapeutic area, making up 55% of our net service revenue for the year ended December 31, 2016. We believe that the tenure of our customer relationships as well as the depth of penetration of our services reflects our strong reputation and track record.
New Business Awards and Backlog
We add new business awards to backlog when we enter into a contract or letter of intent or when we receive a written commitment from the customer selecting us as its service provider. Contracts generally have terms ranging from several months to several years. We recognize revenue on these awards as services are performed, provided we have entered into a contractual commitment with the customer. Our new business awards, net of cancellations of prior awards, for the years ended December 31, 2016, 2015 and 2014 were approximately $1.22 billion, $1.18 billion and $0.95 billion, respectively.
Backlog consists of anticipated future net service revenue from contracts, letters of intent and other written forms of commitments that either have not started but are anticipated to begin in the near future, or are in process and have not been completed. The majority of our contracts can be terminated by our customers with 30 days' notice. Our backlog also reflects any related cancellation or adjustment activity. Our backlog as of December 31, 2016, 2015 and 2014 was approximately $1.99 billion, $1.81 billion and $1.59 billion, respectively. Included within backlog at December 31, 2016 is approximately $0.87 billion that we expect to translate into revenue in 2017. Backlog is not necessarily indicative of future financial performance because it will likely be impacted by a number of factors, including the size and duration of projects (which can be performed over several years), project change orders resulting in increases or decreases in project scope and cancellations.
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
Competition
We compete primarily against other full-service CROs and services provided by in-house R&D departments of biopharmaceutical companies, universities and teaching hospitals. Although the CRO industry has experienced increased consolidation over the past three years, the landscape remains fragmented. Our major competitors include ICON plc, inVentiv Health, Inc., Laboratory Corporation of America Holdings (formerly Covance, Inc.), Medpace Holdings, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, LLC, PRA Health Sciences, Inc., Quintiles IMS Holdings, Inc. and numerous specialty and regional players. We generally compete on the basis of the following factors:

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
In the United States, the FDA regulates the conduct of clinical trials of drug products in human subjects, and the form and content of regulatory applications. The FDA also regulates the development, approval, manufacture, safety, labeling, storage, record keeping, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products and medical devices. In the European Union ("EU") and other jurisdictions where our customers intend to apply for marketing authorization, similar laws and regulations apply. Within the EU, these requirements are enforced by the EMA, and requirements vary slightly from one member state to another. In Canada, clinical trials are regulated by the Health Products Food Branch of Health Canada as well as provincial regulations. Similar requirements also apply in other jurisdictions, including Australia, Japan, and other Asian countries, where we operate or where our customers intend to apply for marketing authorization. Sponsors of clinical trials also follow the International Council on Harmonisation (“ICH”) Good Clinical Practice ("GCP") guidelines. An addendum to the ICH GCP Guidelines was adopted by the ICH committee in November 2016 and will now be implemented through national and regional guidance in ICH member states. The changes aim to encourage sponsors to implement improved oversight and management of clinical trials, utilizing a Quality Risk Management approach while continuing to ensure protection of human subjects participating in trials and clinical trial data integrity.
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
Intellectual Property
We develop and use a number of proprietary methodologies, analytics, systems, technologies and other intellectual property in the conduct of our business. We rely upon a combination of confidentiality policies, nondisclosure agreements and other contractual arrangements to protect our trade secrets, and copyright and trademark laws to protect other intellectual property rights. We have obtained or applied for trademarks and copyright protection in the United States and in a number of foreign countries. Our material trademarks include Trusted Process®, PlanActivation®, QuickStart®, ProgramAccelerate®, QualityFinish®, and INC Research and other corporate emblems. Although the duration of trademark registrations varies from country to country, trademarks generally may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained, and so long as they have not been found to have become generic. Although we believe the ownership of trademarks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence and marketing abilities of our employees. We do not have any material licenses, franchises or concessions.
Employees
As of December 31, 2016, we had approximately 6,800 employees worldwide, with approximately 47% in the United States and Canada, 33% in Europe, 13% in Asia-Pacific, 7% in Latin America and 1% in the Middle East and Africa. None of our employees are covered by a collective bargaining agreement and we believe our overall relations with our employees are good. Employees in certain of our non-U.S. locations are represented by workers' councils as required by local laws.
The level of competition among employers in the United States and overseas for skilled personnel is high. We believe that our brand recognition and our multinational presence are advantages in attracting qualified candidates. In addition, we believe that the wide range of clinical trials in which we participate allows us to offer broad experience to clinical researchers.
Indemnification and Insurance
In conjunction with our clinical development services, we employ or contract with research institutions and in some jurisdictions principal investigators and pharmacies on behalf of biopharmaceutical companies to serve as research centers and principal investigators in conducting clinical trials to test new drugs on human volunteers. Such testing creates the risk of liability for personal injury or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the drugs administered. It is possible that we could be held liable for claims and expenses arising from any professional malpractice of the principal investigators with whom we contract or engage, or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of our operation of Phase I clinical trial facilities, we could be liable for the general risks associated with clinical trials including, but not limited to, adverse events resulting from the administration of drugs to clinical trial participants or the professional malpractice of medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for errors or omissions, or breach of contract, if monitoring obligations have been transferred to us and one of our CRA's inaccurately reports from source documents or fails to adequately monitor a human clinical trial resulting in inaccurately recorded results.
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
Executive Officers
The following table sets forth information concerning our executive officers as of December 31, 2016:

Name	Age	Position
Alistair Macdonald	46	Chief Executive Officer and Director
Gregory S. Rush	49	Executive Vice President and Chief Financial Officer
Michael Gibertini, PhD	59	Chief Operating Officer
Christopher L. Gaenzle	50	Chief Administrative Officer, General Counsel and Secretary
The following is a biographical summary of the experience of our executive officers:
Alistair Macdonald - Chief Executive Officer and Director
Alistair Macdonald has been our Chief Executive Officer ("CEO") and a member of our Company's Board of Directors (the "Board") since October 2016. He joined our Company in May 2002 and has served in various senior leadership roles during that time. Prior to his current role, Mr. Macdonald most recently served as President and Chief Operating Officer from January 2015 to September 2016 and Chief Operating Officer from January 2013 to January 2015. He also served as our President, Clinical Development Services from March 2012 to January 2013, Executive Vice President of our Global Oncology Unit from February 2011 to March 2012, Executive Vice President, Strategic Development from October 2009 to February 2011, and Senior Vice President, Biometrics from May 2002 to September 2009. He received his Master of Science in Environmental Diagnostics from Cranfield University.
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
Michael Gibertini, PhD - Chief Operating Officer
Michael Gibertini has been our Chief Operating Officer since October 2016. Dr. Gibertini joined the Company in April 2005 and has provided global leadership for the Company's clinical development programs through his previous roles as President, Clinical Development from January 2015 to October 2016 and President and General Manager, CNS Clinical Development from April 2005 to January 2015. Prior to joining the Company, Dr. Gibertini led teams in antidepressant and antipsychotic drug development for a major CNS pharmaceutical company. Dr. Gibertini has over 30 years of experience in the pharmaceutical and CRO industries as well as academic and private/hospital practice settings. Dr. Gibertini received his PhD in clinical psychology from the University of Houston.

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
Our backlog at December 31, 2016 was $1.99 billion. Although an increase in backlog will generally result in an increase in revenues over time, an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during any particular period, or at all. The extent to which contracts in backlog will result in revenue depends on many factors, including, but not limited to, delivery against project schedules, scope changes, contract terminations and the nature, duration and complexity of the contracts, and can vary significantly over time.
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

Our operating results for any particular quarter are not necessarily a meaningful indicator of future results and fluctuations in our quarterly operating results could negatively affect the market price and liquidity of our stock.
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
Privacy, data use and security continue to receive heightened legislative and regulatory focus in the United States, Europe and elsewhere. For example, in many jurisdictions victims must be notified in the event of a data breach and those jurisdictions that have these laws are continuing to increase the circumstances and the breadth of these notices. Our failure or the failure of our clients to comply with these laws and regulations could result in fines, sanctions, litigation, damages, cost for mitigation activities and damage to our global reputation and our brands.
Our customer or therapeutic area concentration may have a material adverse effect on our business, financial condition, results of operations or cash flows.
If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. For the year ended December 31, 2016, our top ten customers based on revenue accounted for approximately 47% of our net service revenue and our top ten customers based on backlog accounted for approximately 32% of our total backlog. Although no customer accounted for 10% or more of total net service revenue for the years ended December 31, 2016, and 2015, various subsidiaries of customers A and B, accounted for approximately 14% and 12%, respectively, of net service revenue for the year ended December 31, 2014. It is possible that an even greater portion of our revenues will be attributable to a smaller number of customers in the future, including as a result of our entering into strategic provider relationships with customers. Also, consolidation in our potential customer base results in increased competition for important market segments and fewer available customer accounts.

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
We have operations in many foreign countries, including, but not limited to, countries in the Asia-Pacific region, Europe, Latin America and the Middle East and Africa. As of December 31, 2016, approximately 57% of our workforce was located outside of the United States, and for the fiscal year ended December 31, 2016, approximately 25% of our net service revenue was billed to locations outside the United States. Our international operations are subject to risks and uncertainties inherent in operating in these regions, including:

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

•
foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, transparency reporting requirements (similar to the Physician Payments Sunshine Act in the United States), which could delay, inhibit or prohibit our ability to conduct trials in such jurisdictions;

•	the regulatory or judicial authorities of foreign countries might not enforce legal rights and recognize business procedures in a manner in which we are accustomed or would reasonably expect;

•
changes in political and economic conditions, including the June 2016 vote by the U.K. to exit from the European Union and the results of the U.S. presidential election, may lead to changes in the business environment in which we operate, as well as changes in inflation and foreign currency exchange rates;

•
potential violations of applicable anti-bribery/anti-corruption laws, including the United States Foreign Corrupt Practices Act ("FCPA") and the UK Bribery Act of 2010, may cause a material adverse effect on our business, financial condition, results of operations, cash flows or reputation;

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
As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between legal entities in various international jurisdictions. Tax authorities in the United States and in international markets have the right to examine our corporate structure and how we account for intercompany fund transfers. If such authorities challenge our corporate structure, transfer pricing mechanisms or intercompany transfers and the resulting assessments are upheld, our operations may be negatively impacted and our effective tax rate may increase. Tax rates vary from country to country and if a tax authority determines that our profits in one jurisdiction should be increased, we might not be able to realize the full tax benefits in the event (i) we cannot utilize all foreign tax credits that are generated, or (ii) we do not realize a compensating offsetting adjustment in another taxing jurisdiction. The effects of either would increase our effective tax rate. Additionally, the Organization for Economic Cooperation and Development, has issued certain guidelines regarding base erosion and profit shifting. As these guidelines continue to be formally adopted by separate taxing jurisdictions, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new rules. Our effective tax rate may increase or decrease depending on the current location of global operations at the time of the change. Finally, we might not always be in compliance with all applicable customs, exchange control, Value Added Tax and transfer pricing laws despite our efforts to be aware of and to comply with such laws. If these laws change we may need to adjust our operating procedures and our business could be adversely affected.
If we are unable to successfully increase our market share, our ability to grow our business and execute our growth strategies could be materially adversely affected.
A key element of our growth strategy is increasing our market share both within the clinical development market and in the geographic markets in which we operate. In addition, we continue to invest in expanding new services such as our functional service provider and late phase offerings, along with solutions for our medical device customers. As we grow our market share within the clinical development market and make investments in growing our newer service offerings, we might not have or adequately build the competencies necessary to perform our services satisfactorily or may face increased competition. If we are unable to succeed in increasing our market share or realize the benefits of our investments in our new service offerings, we may be unable to implement this element of our growth strategy, and our ability to grow our business or maintain our operating margins could be adversely affected.
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
The recruitment of principal investigators and patients for clinical trials is essential to our business. Principal investigators are typically located at hospitals, clinics or other sites and supervise the administration of the investigational drug to patients during the course of a clinical trial. Patients generally include people from the communities in which the clinical trials are conducted. Several of our competitors are purchasing site networks or site management organizations as a strategy for priority access to a specific site, which could put us at a competitive disadvantage. Our clinical development business could be adversely affected if we are unable to attract suitable and willing principal investigators or recruit and enroll patients for clinical trials on a consistent basis. The expanding global nature of clinical trials increases the risk associated with attracting suitable principal investigators and patients, especially if these trials are conducted in regions where our resources or experience may be more limited. For example, if we are unable to engage principal investigators to conduct clinical trials as planned or enroll sufficient patients in clinical trials, we might need to expend additional funds to obtain access to more principal investigators and patients than planned or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to us or cancellation of the trial by our customer. If realized, these risks may also inhibit our ability to attract new business, particularly in certain regions.
Many of the costs for our Phase I Services segment are fixed in nature, which could adversely affect our business, financial condition, results of operations and cash flows.
Since a large portion of the operating costs for our Phase I Services segment is relatively fixed while revenue is subject to fluctuation, moderate variations in the commencement, progress or completion of the Phase I studies in our Phase I Services segment may cause variations in our financial condition, results of operations and cash flows. Expenses must be recognized when incurred and the delay of a contract could adversely affect our service revenues and profitability. Net service revenue from our Phase I Services segment for the year ended December 31, 2016 represented approximately 1% of our total net service revenue for that period.
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
Foreign currency exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations and cash flows.
Approximately 21% of our fiscal year 2016 net service revenues were contracted in currencies other than U.S. dollars and 38% of our direct and operating costs are incurred in countries with functional currencies other than the U.S. dollar. Our financial statements are reported in U.S. dollars and changes in foreign currency exchange rates could significantly affect our financial condition, results of operations or cash flows. Our primary exposure to fluctuations in foreign currency exchange rates is related to the following risks:
Foreign Currency Risk from Differences in Customer Contract Currency and Operating Costs Currency.  The majority of our global contracts are denominated in U.S. dollars or Euros while our operating costs in foreign countries are denominated in various local currencies. Fluctuations in the exchange rates of the currencies we use to contract with our customers and the currencies in which we incur cost to fulfill those contracts can have a significant impact on our results of operations.
Foreign Currency Translation Risk.  The revenue and expenses of our international operations are generally denominated in local currencies and translated into U.S. dollars for financial reporting purposes. Accordingly, exchange rate fluctuations between the value of the U.S. dollar versus local currencies will affect the U.S. dollar value of our foreign currency denominated revenue, costs and results of operations.
Foreign Currency Transaction Risk.  We earn revenue from our service contracts over a period of several months and, in many cases, over several years, resulting in timing differences between the consummation and cash settlement of a transaction. Accordingly, profitability of the transactions denominated in foreign currencies is subject to effects of fluctuations in foreign currency exchange rates during the period of time between the consummation and cash settlement of a transaction.
We may seek to limit our exposure to these risks through inclusion of foreign currency exchange rate provisions in our service contracts, and/or by hedging certain exposures with foreign exchange derivative instruments. These measures, however, might not offset or mitigate any, or all of the adverse financial effects of unfavorable movements in foreign currency exchange rates.
Unfavorable economic conditions could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Unfavorable economic conditions and other adverse macroeconomic factors on global and domestic markets might result, among other matters, in tightening in the credit and capital markets, low liquidity, and volatility in fixed income, credit, currency and equity matters. Such conditions could have a negative effect on our business, financial condition, results of operations or cash flows. For example, our customers might not be able to raise money to conduct existing clinical trials, or to fund new drug development and related future clinical trials. In addition, economic or market disruptions could negatively impact our vendors, contractors, or principal investigators which might have a negative effect on our business.
Our effective income tax rate may fluctuate, which may adversely affect our results of operations.
Our effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our results of operations. Factors that may affect our effective income tax rate include, but are not limited to:

•	the requirement to exclude from our quarterly worldwide effective income tax calculations the benefit for losses in jurisdictions where no income tax benefit can be recognized;

•	actual and projected full year pre-tax income;

•	the repatriation of foreign earnings to the United States;

•	uncertain tax positions;

•	changes in tax laws in various taxing jurisdictions;

•	audits by taxing authorities;

•	the establishment of valuation allowances against deferred income tax assets if we determine that it is more likely than not that future income tax benefits will not be realized;

•	the release of a previously established valuation allowances against deferred income tax assets if we determine that it is more likely than not that future income tax benefits will be realized;

•	changes in the relative mix and size of clinical studies in various tax jurisdictions; and

•	the timing and amount of the vesting and exercising of share-based compensation.
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
We have completed a number of acquisitions in the past and anticipate that a portion of our future growth may come from strategic or tuck-in acquisitions. The success of any acquisition will depend upon, among other things, our ability to effectively integrate acquired personnel, operations, products and technologies into our business and to retain the key personnel and customers of our acquired businesses. In addition, we may be unable to identify suitable acquisition opportunities or obtain any necessary financing on commercially acceptable terms. We may also spend time and money investigating and negotiating with potential acquisition targets but not complete the transaction. Any acquisition could involve other risks, including, among others, the assumption of additional liabilities and expenses, difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits, issuances of potentially dilutive securities or interest-bearing debt, loss of key employees of the acquired companies, transaction expenses, diversion of management's attention from other business concerns and, with respect to the acquisition of international companies, the inability to overcome differences in international business practices, language and customs. Our failure to successfully integrate potential future acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
As of December 31, 2016, our goodwill and net intangible assets were valued at $667.0 million, which constituted approximately 52% of our total assets. We periodically (at least annually unless triggering events occur that cause an interim evaluation) evaluate goodwill and other acquired intangible assets for impairment. If we are not able to realize the value of goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets.
While we did not record any impairment charges during 2016, during the year ended December 31, 2014, we recorded intangible asset and goodwill impairments of $8.0 million and $9.2 million, respectively. These impairments were associated with our Global Consulting (a component of the Clinical Development segment) and Phase I Services reporting units. Additionally, during the year ended December 31, 2015, we recorded a total asset impairment charge in our Phase I Services reporting unit of $3.9 million, consisting of a long-lived assets impairment charge of $1.0 million and a goodwill impairment charge of $2.9 million. As of December 31, 2015, there were no intangible assets associated with Phase I Services. Similar impairment charges in the future could materially and adversely affect our business, financial condition, results of operations and cash flows.
We face risks arising from the restructuring of our operations which could adversely affect our financial condition, results of operations, cash flows or business reputation.
From time to time, we have adopted cost savings initiatives to improve our operating efficiency through various means such as (i) the reduction of overcapacity, primarily in our costs of services (billable) function, and (ii) the consolidation or other realignment of our resources. For example, in 2016, we approved a global plan to eliminate certain positions worldwide in an effort to ensure that our organizational focus and resources were properly aligned with our strategic goals and to continue strengthening the delivery of our growing backlog to customers. Accordingly, we made changes to our therapeutic unit structure designed to realign with management focus and optimize the efficiency of our resourcing to achieve our strategic plan. Under this plan, we eliminated approximately 200 positions worldwide and closed one of our facilities. In total, during the years ended December 31, 2016, 2015 and 2014 we incurred total pre-tax charges of $8.5 million, $1.8 million and $6.2 million, respectively, associated with restructuring our operations.
Restructuring actions present significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flows or business reputation. Such risks include a decrease in employee morale, a greater number of employment claims, the failure to achieve targeted cost savings and the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur.
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
The CRO industry is highly competitive. We often compete for business with other CROs and internal development departments, some of which could be considered large CROs in their own right. We also compete with universities and teaching hospitals. Some of these competitors have greater financial resources and a wider range of service offerings over a greater geographic area than we do. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of full-service companies with global capabilities similar to ours. Increased competition has led to price and other forms of competition, such as acceptance of less favorable contract terms, which could adversely affect our operating results. In recent years, our industry has experienced increased consolidation and might continue to, which might put us at risk of growing more slowly than our competitors that make acquisitions. This trend is likely to produce more competition from the resulting larger companies, and ones without the cost pressures of being public, for both customers and acquisition candidates. One specific aspect of this consolidation competition involves CROs entering into transactions to attempt to control more access to clinical trial participants, like acquisition of site networks and data. These trends could make it harder for us to compete successfully.
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

As governmental administrations change and reforms take place, we are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost-containment efforts limit the profitability of new drugs by, for example, continuing to place downward pressure on pharmaceutical pricing and/or increasing regulatory burdens and operating costs of the biopharmaceutical industry, our customers may reduce their R&D spending, which could reduce the business they outsource to us. In addition, if regulatory requirements are relaxed or simplified drug approval procedures are adopted, the demand for our services could decrease.
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
The confidentiality, collection, use and disclosure of personal data, including clinical trial patient-specific information, are subject to governmental regulation generally in the country in which the personal data was collected or used. For example, U.S. federal regulations under the Health Insurance Portability and Accountability Act of 1996, as amended, ("HIPAA") generally require individuals' written authorization, in addition to any required informed consent, before protected health information ("PHI") may be used for research and such regulations specify standards for de-identification and for limited data sets. We may also be subject to applicable state privacy and security laws and regulations in states in which we operate. We are indirectly affected by the privacy provisions surrounding individual authorizations because many principal investigators with whom we are involved in clinical trials are directly subject to them as a HIPAA "covered entity." In addition, we obtain identifiable health information from third parties that are subject to such regulations. While we do not believe we are a "business associate" under HIPPA, regulatory agencies may disagree. Because of amendments to the HIPAA data security and privacy rules that were promulgated on January 25, 2013, some of which went into effect on March 26, 2013, there are some instances where HIPAA "business associates" of a "covered entity" may be directly liable for breaches of PHI and other HIPAA violations. These amendments may subject "business associates" to HIPAA's enforcement scheme, which, as amended, can yield up to $1.5 million in annual civil penalties for each HIPAA violation.
In the EU personal data includes any information that relates to an identified or identifiable natural person, with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU. The United States, the EU and its member states, and other countries where we have operations, such as Japan, South Korea, Malaysia, the Philippines, Russia and Singapore, continue to issue new privacy and data protection laws, rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy laws, rules and regulations in various jurisdictions, or to resolve any serious privacy or security complaints, could subject us to regulatory sanctions, delays in clinical trials, criminal prosecution or civil liability. Federal, state and foreign governments may propose or have adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or bring within the legislation or regulation de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, rules or regulations relating to the use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm. The European General Data Protection Regulation ("GDPR") was adopted in April 2016 and will go into effect in May 2018, replacing the existing EU data protection framework.

The GDPR contains new provisions specifically directed at the processing of health information, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation.
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
The biopharmaceutical industry has a history of intellectual property litigation and these lawsuits will likely continue in the future. Accordingly, we may face patent infringement suits or be called upon to provide documentation by companies that have patents for similar business processes or other suits alleging infringement of their intellectual property rights. Legal proceedings relating to intellectual property could be expensive, take significant time and divert management's attention from other business concerns, regardless of the outcome of the litigation. In the event an infringement lawsuit was brought against us and we did not prevail, we might have to pay substantial damages and we could be required to stop infringing activity or obtain a license to use technology on unfavorable terms.
Risks Related to Our Indebtedness
Our substantial debt could adversely affect our financial condition.
As of December 31, 2016, our total principal amount of indebtedness was $500.0 million, which was comprised of a $475.0 million Term Loan and $25.0 million outstanding under our $200.0 million Revolving credit facility. Our substantial indebtedness could adversely affect our financial condition and thus make it more difficult for us to satisfy our obligations with respect to our senior secured facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We might not be able to influence any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:

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
We may be able to incur substantial additional indebtedness in the future. Although covenants under our five-year $675.0 million credit agreement ("Credit Agreement") entered into on May 14, 2015 (as amended on August 31, 2016), which is comprised of a $475.0 million term loan and a $200.0 million revolving line of credit, limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent we incur additional indebtedness, the risks associated with our leverage described above, including our possible inability to service our debt obligations, would increase.
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
Because we have substantial variable rate debt, fluctuations in interest rates may affect our business, financial condition, results of operations or cash flows. We currently utilize interest rate swaps to limit our exposure to interest rate fluctuations, however, such instruments may not be effective. As of December 31, 2016, we had approximately $500.0 million of total principal indebtedness, comprised of $475.0 million in Term Loan debt and $25.0 million in borrowings under our Revolving credit facility, of which $241.7 million was not covered by an interest rate swap and therefore subject to variable interest rates.
Risks Related to Ownership of Our Common Stock
Our stock price is subject to volatility, which could have a material adverse impact on investors and employee retention.
Since our initial public offering in November 2014 (the "IPO"), the price of our stock, as reported by NASDAQ, has ranged from a low of $19.61 on November 7, 2014 to a high of $57.11 on April 18, 2016. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could affect stock price in ways that may be unrelated to our operating performance. The trading price of our stock is subject to significant price fluctuations in response to many factors, including:

•	market conditions or trends in our industry, including with respect to the regulatory environment, or the economy as a whole;

•	fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors;

•	future performance guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•
changes in financial estimates or ratings by any securities analysts who follow our stock, our failure to meet those estimates or the failure of those analysts to initiate or maintain coverage of our stock;

•	changes in key personnel;

•	entry into new markets;

•	announcements by us or our competitors of new service offerings or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•	actions by competitors;

•	changes in operating performance and market valuations of other companies in the industry;

•	investors' perceptions of our prospects and the prospects of the industry;

•	investors' perceptions of the investment opportunity associated with our stock relative to other investment alternatives;

•	the public's reaction to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements related to litigation;

•	changes in the credit ratings of our debt;

•	the sustainability of an active trading market for our stock;

•	future sales of our stock by our significant shareholders, officers and directors;

•
other events or factors, including those resulting from system failures and disruptions, cyber-attacks, earthquakes, hurricanes, war, acts of terrorism, other natural disasters or responses to these events; and

•	changes in accounting principles.
These and other factors may cause the market price and demand for shares of our stock to fluctuate substantially, which could result in reduced liquidity and a decline in the price of our stock. When the market price of a stock is volatile, security holders often institute class action litigation against the company that issued the stock. If we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management's attention could be diverted from the operation of our business, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We do not expect to pay any cash dividends for the foreseeable future.
We do not anticipate that we will pay any dividends to holders of our stock for the foreseeable future. Any payment of cash dividends will be at the discretion of the Board and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our Credit Agreement and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment. For additional information on our dividend policy, see Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in this Annual Report on Form 10-K.
Future sales of our stock in the public market could cause the market price of our stock to decrease significantly.
Sales or issuances of substantial amounts of our stock in the public market by the Company or our shareholders may cause the market price of our stock to decrease significantly. The perception that such sales or issuances could occur could also depress the market price of our stock. Any such sales or issuances could also create public perception of difficulties or problems with our business and might also make it more difficult for us to raise capital through the sale of equity securities in the future at a time and price that we deem appropriate.
As of December 31, 2016, we had 53,762,786 outstanding shares of Class A common stock, of which 2,878,930 shares are shares of outstanding options and restricted stock units that, if exercised or sold, would result in these additional shares becoming available for sale subject in some cases to Rule 144 and Rule 701 under the Securities Act.
If we are unable to regain compliance with NASDAQ’s continued listing requirements, our common stock could be delisted, which would make our common stock significantly less liquid.
As previously announced, on November 1, 2016, Charles C. Harwood, Jr. retired from the Board. Mr. Harwood also served on our audit committee and, accordingly, Mr. Harwood’s retirement caused our audit committee to have only two members. As a result, we are currently noncompliant with the NASDAQ Listing Rule 5605 (c)(2)(A), which requires listed companies to have at least three audit committee members. We notified the NASDAQ that we intend to rely on the cure provision of Rule 5605(c)(4)(B), which states that we have until the earlier of the date of our next annual shareholders meeting or November 1, 2017 to comply with this requirement. The Board expects to appoint a new independent director to become a member of the audit committee prior to the expiration of the cure period. However, if we are not able to regain compliance with this listing requirement by the end of the cure period, we could face delisting from the NASDAQ. This circumstance could have an adverse effect on the ability of an investor to sell any shares of our common stock as well as on the selling price for such shares.
As a result of their previous rights as holders of additional shares of our common stock, our former Sponsors have significant influence over our company, and their interests may be different from or conflict with those of our other shareholders.
Although our former Sponsors, Avista Capital Partners, L.P. ("Avista") and Ontario Teachers' Pension Plan Board ("OTPP"), no longer have direct holdings in the company, as a result of their previous rights as holders of shares of our stock, the former Sponsors nominated two current members of the Board. Since the former Sponsors could invest in entities that directly or indirectly compete with us, when conflicts arise between the interests of the former Sponsors and the interest of our shareholders, these directors might not be disinterested.
Provisions of our corporate governance documents and Delaware law could make an acquisition of our company more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.
Provisions of our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that delay, defer or discourage transactions involving an actual or potential change in control of us or change in our management that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our stock, thereby depressing the market price of our stock. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of the Board. Because the Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. Among others, these provisions include, (i) our ability to issue preferred stock without shareholder approval, (ii) the requirement that our shareholders may not act without a meeting, (iii) requirements for advance notification of shareholder nominations and proposals contained in our bylaws, (iv) the absence of cumulative voting for our directors, (v) requirements for shareholder approval of certain business combinations and (vi) the limitations on director nominations contained in our Stockholders Agreement.
Additionally, Section 203 of the Delaware General Corporation Law (the "DGCL") prohibits a publicly held Delaware corporation from engaging in a business combination with an interested shareholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. The existence of the foregoing provision could also limit the price that investors might be willing to pay in the future for shares of our stock, thereby depressing the market price of our stock.
If securities analysts or industry analysts downgrade our shares, publish negative research or reports, or do not publish reports about our business, our stock price and trading volume could decline.
The trading market for our stock is to some extent influenced by the research and reports that industry or securities analysts publish about us, our business and our industry. If one or more analysts adversely change their recommendation regarding our shares or our competitors' stock, our share price would likely decline. If one or more analysts cease coverage of us or fail to regularly publish reports on us, we might lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

We are incurring increased costs and obligations as a result of being a public company.
As a public company, we are required to comply with certain additional corporate governance and financial reporting practices and policies. As a result, due to compliance requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley"), the Dodd-Frank Act, the listing requirements of the NASDAQ, and other applicable securities rules and regulations, we have and will continue to incur significant legal, accounting and other expenses. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results with the SEC. We are also required to ensure that we have the ability to prepare financial statements and other disclosures that are fully compliant with all SEC reporting requirements on a timely basis. Compliance with these rules and regulations has increased and may continue to increase our legal and financial compliance costs, and might make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.
We might not be successful in complying with these requirements and the significant amount of resources required to ensure compliance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our internal controls over financial reporting are required to meet all the standards of Section 404 of Sarbanes-Oxley, and failure to achieve and maintain effective internal controls over financial reporting could have a material adverse effect on our stock price, reputation, business, financial condition, results of operations and cash flows.
Section 404 of Sarbanes-Oxley requires management and our independent registered public accounting firm to assess and attest to the effectiveness of internal control over financial reporting on an annual basis. The rules governing the standards that must be met to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation of our existing controls and could result in incurring significant additional expenditures. We are required to design, implement and test our internal controls over financial reporting in order to comply with this obligation. The effort necessary to meet these requirements is time consuming, costly, and complicated, and we must continually evaluate and refine these processes on an ongoing basis. We might encounter problems or delays in completing the implementation of any required improvements and therefore fail to receive a favorable attestation provided by our independent registered public accounting firm. Further, material weaknesses or significant deficiencies in our internal control over financial reporting may exist or otherwise be discovered in the future. If we fail to maintain an effective internal control environment, such failure could limit our ability to report our financial results accurately and timely, resulting in misstatements and/or restatements of our consolidated financial statements, which may cause investors to lose confidence and have a material adverse effect on our stock price, reputation, business, financial condition, results of operations and cash flows.
We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.
We have no direct operations and no significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our stock. Legal and contractual restrictions in our Credit Agreement and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
As of December 31, 2016, we had 73 facilities located in 45 countries. During the year ended December 31, 2016, we utilized approximately 86% of our available facility space; however, as we continue to expand in new locations, the utilization of our facilities may decline in the short term. Most of our facilities consist solely of office space. We lease all of our facilities, with the exception of office space owned in Madrid, Spain. Our headquarters and principal executive offices are located in Raleigh, North Carolina, where we lease space in two locations totaling approximately 187,700 square feet. The leases for both of our Raleigh locations expire in February 2019.
In January 2017, we entered into a 12-year lease for a new corporate headquarters in Morrisville, North Carolina, where we intend to relocate all employees currently housed in our two existing Raleigh locations. We expect the new building to be completed in mid-2018 to accommodate a phased move coinciding with the expiration of our existing leases. Additionally, in February 2017, the Company entered into a new 11-year lease agreement for new space in a nearby location as the lease for our Camberley, United Kingdom location expires in 2018.
In addition, we lease substantial facilities in Austin, Texas; Beijing, China; Camberley, United Kingdom; Gurgaon, India; Mexico City, Mexico; Munich, Germany; Paris, France; Toronto, Canada and Wilmington, North Carolina. We also maintain offices in various other Asian-Pacific, European, Latin American and North American locations, including Australia, the Middle East and Africa. None of our leases is individually material to our business model and all either have options to renew or are located in major markets where we believe there are adequate opportunities to continue business operations at terms satisfactory to us.
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
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
The following table sets forth the high and low sales prices per share of our common stock as reported by the NASDAQ for the periods indicated:

	High	Low
Fiscal Year 2016:
Fourth Quarter	$52.75	$41.10
Third Quarter	$47.39	$37.27
Second Quarter	$57.11	$36.70
First Quarter	$48.13	$34.19

	High	Low
Fiscal Year 2015:
Fourth Quarter	$50.40	$37.51
Third Quarter	$51.69	$37.53
Second Quarter	$42.45	$29.03
First Quarter	$34.54	$22.17
Holders of Record
On February 21, 2017, there were approximately 16 shareholders of record of our common stock. This number does not include shareholders for whom shares are held in "nominee" or "street" name.
Dividend Policy
Since becoming a public company, we have not declared or paid cash dividends on our common stock, nor do we intend to pay cash dividends on our common stock in the foreseeable future. However, in the future, subject to the factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends.
We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock is dependent upon cash dividends and distributions and other transfers from our subsidiaries. Our ability to pay dividends is currently restricted by the terms of our Credit Agreement, and may be further restricted by any future indebtedness we or they incur. In addition, under Delaware law, the Board may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.
Any future determination to pay dividends will be at the discretion of the Board and will take into account restrictions in our debt instruments, including our Credit Agreement, general economic business conditions, our financial condition, results of operations and cash flows, our capital requirements, our business prospects, the ability of our operating subsidiaries to pay dividends and make distributions to us, legal restrictions, and such other factors as the Board may deem relevant. For additional information on these restrictive covenants, see Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Note 4 - Debt and Leases" to our audited consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
We did not have any sales of unregistered securities during 2016.

Purchases of Equity Securities by the Issuer
In July 2016, the Board approved a $150.0 million repurchase program for shares of our common stock in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law. The stock repurchase program commenced on August 1, 2016 and will end no later than December 31, 2017. The stock repurchase program does not obligate us to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by our management based on a variety of factors such as the market price of our common stock, our liquidity requirements, and overall market conditions. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws.
In August 2016, our former private equity sponsors, Avista and OTPP, completed a secondary stock offering for 4,500,000 shares. In conjunction with the secondary stock offering, we repurchased 1,500,000 shares of our common stock under the stock repurchase program from Avista and OTPP in a private transaction at a price of $43.00 per share, resulting in a total purchase price of approximately $64.5 million.
During the three months ended December 31, 2016, there were no repurchases under the repurchase program. As of December 31, 2016, we had remaining authorization to repurchase up to $85.5 million of shares of our common stock under the stock repurchase program.

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
Our common stock is listed for trading on the NASDAQ under the symbol “INCR.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from November 7, 2014 through December 31, 2016, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on November 7, 2014 in the common stock of INC Research Holdings, Inc., in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any.

Total Return for 11/7/14 - 12/31/16
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
11/07/14
12/31/14
12/31/15
12/31/16
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

Item 6. Selected Financial Data.
The following tables set forth our selected consolidated financial data for the periods ending on and as of the dates indicated. We derived the consolidated statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 from our audited consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the consolidated financial data set forth below together with our consolidated financial statements and the related notes thereto included in Part II, Item 8, and Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statement of Operations Data:
Net service revenue(1)	$1,030,337	$914,740	$809,728	$652,418	$579,145
Reimbursable out-of-pocket expenses	580,259	484,499	369,071	342,672	289,455
Total revenue	1,610,596	1,399,239	1,178,799	995,090	868,600
Costs and operating expenses:
Direct costs	626,633	542,404	515,059	432,261	389,056
Reimbursable out-of-pocket expenses	580,259	484,499	369,071	342,672	289,455
Selling, general, and administrative	172,386	156,609	145,143	117,890	109,428
Restructuring, CEO transition and other costs(2)	13,612	1,785	6,192	11,828	35,380
Transaction expenses(3)	3,143	1,637	7,902	508	—
Asset impairment charges(4)	—	3,931	17,245	—	4,000
Depreciation	21,353	18,140	21,619	19,175	19,915
Amortization	37,851	37,874	32,924	39,298	58,896
Income (loss) from operations	155,359	152,360	63,644	31,458	(37,530)
Other (expense) income, net:
Interest expense, net	(11,800)	(15,448)	(52,787)	(60,489)	(62,007)
Loss on extinguishment of debt	(439)	(9,795)	(46,750)	—	—
Other (expense) income, net	(9,002)	3,857	7,689	(1,649)	4,679
Income (loss) before provision for income taxes	134,118	130,974	(28,204)	(30,680)	(94,858)
Income tax (expense) benefit	(21,488)	(13,927)	4,734	(10,849)	35,744
Net income (loss)	112,630	117,047	(23,470)	(41,529)	(59,114)
Class C common stock dividends	—	—	(375)	(500)	(500)
Redemption of New Class C common stock	—	—	(3,375)	—	—
Net income (loss) attributable to common shareholders	$112,630	$117,047	$(27,220)	$(42,029)	$(59,614)
Earnings per share attributable to common shareholders:
Basic	$2.08	$2.02	$(0.51)	$(0.81)	$(1.14)
Diluted	$2.03	$1.95	$(0.51)	$(0.81)	$(1.14)
Weighted average common shares outstanding:
Basic	54,031	57,888	53,301	52,009	52,203
Diluted	55,610	60,146	53,301	52,009	52,203

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$102,471	$85,011	$126,453	$96,972	$81,363
Total assets(5)	1,288,507	1,211,219	1,241,365	1,227,455	1,250,985
Total debt and capital leases(5)(6)	497,724	501,839	416,257	588,823	587,517
Total shareholders' equity	301,473	217,434	392,209	276,207	316,830
Other Financial Data:
Backlog(7)	$1,987,729	$1,813,178	$1,589,386	$1,490,787	$1,320,548
Net Book-to-Bill ratio(8)	1.2x	1.3x	1.2x	1.2x	1.2x

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$109,332	$204,740	$131,447	$37,270	$42,999
Investing activities	(31,353)	(21,111)	(27,853)	(17,714)	(12,974)
Financing activities	(53,316)	(211,399)	(67,698)	(6,841)	(18,932)
Other Financial Data:
Capital expenditures	$(31,353)	$(21,111)	$(25,551)	$(17,714)	$(9,591)
Dividends paid	—	—	(375)	(500)	(500)
Redemption of New Class C common stock	—	—	(3,375)	—	—
Net new business awards(8)	1,224,061	1,176,533	949,790	814,177	676,250
Non-GAAP Financial Measures:
EBITDA(9)	$205,122	$202,436	$79,126	$88,282	$45,960
Adjusted EBITDA(9)	244,506	221,360	145,276	105,521	84,366
Adjusted Net Income(9)	139,007	120,174	44,647	16,290	1,539
Adjusted Diluted Earnings per share(9)	$2.50	$2.00	$0.83	$0.31	$0.03

(1)
During the second and third quarters of 2014, we experienced higher-than-normal change order activity estimated to be between $6 million and $12 million. Net service revenue for 2014 after adjusting for the estimated impact of $9.0 million in higher-than-normal change order activity was $800.7 million.

(2)
Restructuring, CEO transition and other costs consist of: (i) severance costs associated with the reduction of our workforce in line with our expectations of future business operations, (ii) transition costs associated with the transition to our new CEO, (iii) legal and consulting costs incurred for the continued consolidation of legal entities and restructuring of our contract financial process to meet the requirements of upcoming accounting regulation changes, and (iv) lease obligation and termination costs in connection with the abandonment and closure of redundant facilities. Other costs consist primarily of information technology and other consulting and legal fees attributable to our integration of Kendle.

(3)
Transaction expenses for the year ended December 31, 2016 were $3.1 million and represented fees associated with secondary stock offerings and the August 2016 stock repurchase, debt refinancing costs and legal fees associated with other corporate transactions. Transaction expenses for the year ended December 31, 2015 were $1.6 million and primarily consisted of fees associated with the Company's secondary stock offerings, debt placement and refinancing and other corporate transactions. Transaction expenses for the year ended December 31, 2014 were $7.9 million and primarily consisted of $4.2 million in debt issuance costs and third-party fees associated with the debt refinancings in February and November 2014, $3.4 million of fees associated with the termination of the Avista Capital Partners, L.P. consulting agreement, and $0.3 million of legal fees associated with the MEK Consulting acquisition. Transaction expenses of $0.5 million for the year ended December 31, 2013 related to third-party fees associated with debt refinancing and the legal fees associated with our acquisition of MEK Consulting which was completed in March 2014.

(4)
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

(5)
During 2015, we adopted ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. As a result, total assets, total debt and capital leases have been reduced by $2.3 million, $3.2 million, $3.7 million, $5.7 million, and $6.7 million of debt issuance costs associated with the Term Loan and Revolver as of December 31, 2016, 2015, 2014, 2013 and 2012, respectively, with periods prior to 2015 being retroactively adjusted.

(6)	Total debt and capital leases include $5.5 million, $4.6 million, and $6.7 million of unamortized discounts as of December 31, 2014, 2013, and 2012, respectively.

(7)
Backlog consists of anticipated future net service revenue from contract and pre-contract commitments that are supported by written communications. The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the next 12 months, or are in process and have not been completed. The majority of our contracts can be terminated by our customers with 30 days' notice. Backlog has been adjusted to reflect any cancellations or adjustments to the related contracts and changes in the foreign currency exchange rates of awards not denominated in U.S. dollars. Included within backlog at December 31, 2016 is approximately $0.87 billion that we expect to generate revenue in 2017, with the remainder expected to translate into revenue beyond 2017. Backlog is not necessarily indicative of future financial performance because it will likely be impacted by a number of factors, including the size and duration of projects, which can be performed over several years, project change orders resulting in increases or decreases in project scope, and cancellations.

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

(9)
We report our financial results in accordance with GAAP. To supplement this information, we also use the following non-GAAP financial measures in this report: EBITDA, Adjusted EBITDA, and Adjusted Net Income and Adjusted Diluted Earnings per share. For a discussion of the non-GAAP financial measures in this Annual Report on Form 10-K, see "Non-GAAP Financial Measures" below. Investors are encouraged to review the following reconciliations of these non-GAAP measures to our closest reported GAAP measures.

Reconciliation of GAAP Measures to Non-GAAP Measures

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
EBITDA and Adjusted EBITDA:
Net income (loss)	$112,630	$117,047	$(23,470)	$(41,529)	$(59,114)
Interest expense, net	11,800	15,448	52,787	60,489	62,007
Income tax expense (benefit)	21,488	13,927	(4,734)	10,849	(35,744)
Depreciation	21,353	18,140	21,619	19,175	19,915
Amortization	37,851	37,874	32,924	39,298	58,896
EBITDA	205,122	202,436	79,126	88,282	45,960
Restructuring, CEO transition and other costs(a)	13,612	1,785	6,192	11,828	35,380
Transaction expenses(b)	3,143	1,637	7,902	508	—
Asset impairment charges(c)	—	3,931	17,245	—	4,000
Share-based compensation(d)	14,020	5,074	3,370	2,419	1,248
Contingent consideration and other expense(e)	1,696	559	918	253	1,867
Monitoring and advisory fees(f)	—	—	462	582	590
R&D tax credit adjustment(g)	(2,528)	—	—	—	—
Other expense (income)(h)	9,002	(3,857)	(7,689)	1,453	(1,944)
Loss (gain) on unconsolidated affiliates(i)	—	—	—	196	(2,735)
Loss on extinguishment of debt(j)	439	9,795	46,750	—	—
Change order adjustment(k)	—	—	(9,000)	—	—
Adjusted EBITDA	$244,506	$221,360	$145,276	$105,521	$84,366
Adjusted Net Income:
Net income (loss)	$112,630	$117,047	$(23,470)	$(41,529)	$(59,114)
Amortization	37,851	37,874	32,924	39,298	58,896
Restructuring, CEO transition and other costs(a)	13,612	1,785	6,192	11,828	35,380
Transaction expenses(b)	3,143	1,637	7,902	508	—
Asset impairment charges(c)	—	3,931	17,245	—	4,000
Share-based compensation(d)	14,020	5,074	3,370	2,419	1,248
Contingent consideration and other expense(e)	1,696	559	918	253	1,867
Monitoring and advisory fees(f)	—	—	462	582	590
R&D tax credit adjustment(g)	(2,528)	—	—	—	—
Other expense (income)(h)	9,002	(3,857)	(7,689)	1,453	(1,944)
Loss (gain) on unconsolidated affiliates(i)	—	—	—	196	(2,735)
Loss on extinguishment of debt(j)	439	9,795	46,750	—	—
Change order adjustment(k)	—	—	(9,000)	—	—
Adjust income tax to normalized rate(l)	(50,858)	(53,671)	(30,957)	1,282	(36,649)
Adjusted Net Income	$139,007	$120,174	$44,647	$16,290	$1,539

Adjusted Diluted Earnings Per Share:
Adjusted diluted earnings per share	$2.50	$2.00	$0.83	$0.31	$0.03
Diluted weighted average common shares outstanding(m)	55,610	60,146	53,858	52,033	52,236

(a)
Restructuring, CEO transition and other costs consist of: (i) severance costs associated with a reduction of workforce in line with our expectations of future business operations, (ii) transition costs associated with the transition to our new CEO, (iii) legal and consulting costs incurred for the continued consolidation of legal entities and restructuring of our contract financial process to meet the requirements of upcoming accounting regulation changes, and (iv) lease obligation and termination costs in connection with abandonment and closure of redundant facilities.

(b)	Represents fees associated with stock repurchases and secondary stock offerings, debt placement and refinancings, IPO costs, and other corporate transactions.

(c)	Represents impairment of goodwill, intangible assets and long-lived assets associated with our Global Consulting, a component of the Clinical Development segment, and Phase I Services reporting units.

(d)	Represents share-based compensation expense related to awards granted under equity incentive plans.

(e)	Consists of contingent consideration expense incurred as a result of acquisitions and other expenses accounted for as compensation expense under GAAP.

(f)
Represents monitoring and advisory fees paid to affiliates of Avista Capital Partners, L.P in the periods prior to the initial public offering in November 2014, as well as reimbursements of expenses paid to affiliates of Avista Capital Partners, L.P. and affiliates of Teachers' Private Capital pursuant to the Expense Reimbursement Agreement. These arrangements were terminated upon completion of our initial public offering.

(g)
Represents research and development tax credits in certain international locations for expenses incurred during 2016 and recorded as a reduction of direct costs. We have not received similar level of research and development credits in prior years as the associated costs did not qualify. Accordingly, we have excluded these expenses for 2016.

(h)	Represents other expense (income) comprised primarily of foreign exchange gains and losses.

(i)	Represents losses (gains) associated with unconsolidated affiliates.

(j)	Represents loss on extinguishment of debt associated with the Company's debt refinancing activities in November 2014, May 2015, and August 2016.

(k)
During the second and third quarters of 2014, we experienced higher-than-normal change order activity estimated to be between $6 million and $12 million. Adjusted EBITDA, Adjusted Net Income, and Adjusted diluted earnings per share for 2014 have been adjusted by $9.0 million to remove the impact of this higher-than-normal change order activity.

(l)
Our effective tax rate has been adjusted to an overall effective rate of 34% in 2016, 36% in 2015 and 37% in 2014, 2013, and 2012, in order to reflect the removal of the tax impact of our valuation allowances recorded against our deferred tax assets and changes in the assertion to indefinitely reinvest the undistributed earnings of foreign subsidiaries. Historically, we recorded a valuation allowance against some of our deferred tax assets, but we believe that these valuation allowances cause significant fluctuations in our financial results that are not indicative of our underlying financial performance. Specifically, the majority of our revenue is generated in jurisdictions in which we recognized no tax expense or benefit due to changes in this valuation allowance.

(m)
Diluted weighted average common shares outstanding has been adjusted to give effect to dilutive securities for purposes of calculating adjusted diluted earnings per share by 557, 24, and 33 shares for the years ended December 31, 2014, 2013 and 2012, respectively. These shares were excluded from the calculation of GAAP earnings per share as we reported a net loss for the period.

Non-GAAP Financial Measures
We report our financial results in accordance with GAAP. To supplement this information, we also use the following non-GAAP financial measures in this Annual Report on Form 10-K: EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per share. Management believes that these non-GAAP measures provide useful supplemental information to management and investors regarding the underlying performance of our business operations. We use these non-GAAP measures to, among other things, evaluate our operating performance on a consistent basis, calculate incentive compensation for our employees and assess compliance with various metrics associated with our Credit Agreement.

EBITDA represents earnings before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA, further adjusted to exclude the impact of higher-than-normal revenue change order activity and certain expenses and transactions that we believe are not representative of our core operating results, including management fees that terminated upon our IPO, restructuring and CEO transition costs, transaction expenses, non-cash share-based compensation expense, contingent consideration related to acquisitions, asset impairment charges, loss on extinguishment of debt, R&D tax credit adjustment, results of and gains or losses from the sale of unconsolidated affiliates, and other income (expense).
Adjusted Net Income and Adjusted Diluted Earnings per share represent net income (loss) adjusted to exclude the impact of higher-than-normal revenue change order activity and certain expenses and transactions that we believe are not representative of our core operating results, including management fees that terminated upon our IPO, acquisition-related amortization, restructuring and CEO transition costs, transaction expenses, non-cash share-based compensation expense, contingent consideration related to acquisitions, asset impairment charges, loss on extinguishment of debt, R&D tax credit adjustment, results of and gains or losses from the sale of unconsolidated affiliates, other income (expense) and an adjustment to our tax rate to reflect an expected long-term tax rate that excludes the impact of our valuation allowances and historical NOLs.
We believe that EBITDA is a useful metric for investors as it is a common metric used by investors, analysts and debt holders to measure our ability to service our debt obligations, fund capital expenditures and meet working capital requirements.
Each of the non-GAAP measures are used by management and the Board to evaluate our core operating results as it excludes certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the core operations of the business. Adjusted Net Income (including Adjusted Diluted Earnings per Share) are used by management and the Board to assess our business, as well as by investors and analysts, to measure our performance.
These non-GAAP measures are performance measures only and are not measures of our cash flows or liquidity. EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per share are non-GAAP financial measures that are not in accordance with, or an alternative for, measures of financial performance prepared in accordance with GAAP and may be different from similarly titled non-GAAP measures used by other companies. Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP. Some of the limitations are:

•	EBITDA and Adjusted EBITDA do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA, Adjusted EBITDA and Adjusted Net Income do not reflect the cash requirements for such replacements; and

•	EBITDA, Adjusted EBITDA, and Adjusted Net Income do not reflect our actual tax expense or, in the case of EBITDA and Adjusted EBITDA, the cash requirements to pay our taxes.
See the consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K for our GAAP results. Additionally, for reconciliations of EBITDA, Adjusted EBITDA, Adjusted Net Income and Adjusted Diluted Earnings per share to our closest reported GAAP measures see "Selected Financial Data - Reconciliation of GAAP Measures to Non-GAAP Measures" above.

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
Overview of Our Business and Services
We are a leading global CRO based on revenues, focused primarily on Phase I to Phase IV clinical development services for the biopharmaceutical and medical device industries. We provide our customers with highly differentiated services across their development portfolios using either our therapeutic expertise as a full service provider or utilizing our global scale and systems as a functional service provider. We consistently and predictably deliver clinical development services, consulting, and real world evidence support in a complex environment and offer a proprietary, operational approach to the delivery of our projects through our Trusted Process® methodology. Our service offerings focus on optimizing the development of and, therefore, the commercial potential for, our customers' new biopharmaceutical compounds, enhancing returns on their R&D investments, and reducing their overhead costs by offering an attractive variable cost alternative to fixed cost, in-house resources.
Our extensive range of services supports the entire drug development process from Phase I to Phase IV and allows us to offer our customers an integrated suite of investigative site support and clinical development services. We offer these services across a wide variety of therapeutic areas, bringing deep clinical expertise with a primary focus on Phase I to Phase IV clinical trials delivered in both a turnkey full service clinical model, as well as large scale functional service models. We provide total biopharmaceutical program development while also providing discrete services for any part of a clinical trial. Our combination of service area experts and depth of clinical capability allows for enhanced protocol design and actionable trial data.
We have two reportable segments: Clinical Development Services and Phase I Services. Clinical Development Services offers a variety of clinical development services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management, study reports to assist customers with their drug development process, and specialized consulting services. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages and support for Phase I studies in established compounds. For financial information regarding revenue and long-lived assets by geographic areas, please see "Note 14 - Operations by Geographic Location" to our consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K.
The discussion and analysis of our financial condition and results of operations herein is presented on a consolidated basis. Because our Clinical Development Services segment accounts for substantially all of our business operations and approximately 99% of our net service revenue for the year ended December 31, 2016, we believe that a discussion of our reportable segments' operations would not be meaningful disclosure for investors. See further discussion in "Note 13 - Segment Information" to our consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K.
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
Our new business awards, net of cancellations of prior awards, for the years ended December 31, 2016, 2015 and 2014 were $1.22 billion, $1.18 billion and $0.95 billion, respectively, representing a 4.0% increase from 2015 to 2016 and a 23.9% increase from 2014 to 2015. Net new business awards were higher for the year ended December 31, 2016, due to a lower cancellation rate across our therapeutic service offerings. The growth in net awards was principally in our CNS therapeutic area. New business awards have varied and will continue to vary significantly from quarter to quarter.
The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either (1) have not started but are anticipated to begin in the future, or (2) are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by our customers with 30 days' notice. The dollar amount of our backlog is adjusted each quarter for foreign currency fluctuations. During the year ended December 31, 2016, fluctuations in foreign currency exchange rates resulted in an unfavorable impact on our December 31, 2016 backlog in the amount of approximately $19.2 million, primarily due to the weakening of the Euro and British Pound against the U.S. dollar. Our backlog as of December 31, 2016, 2015 and 2014 was $1.99 billion, $1.81 billion and $1.59 billion, respectively, representing a 9.6% increase from 2015 to 2016 and a 14.1% increase from 2014 to 2015. Included within backlog at December 31, 2016 is approximately $0.87 billion that we expect to translate into revenue in 2017, with the remainder expected to generate revenue beyond 2017.
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
Results of Operations
Year Ended December 31, 2016 Compared to the Years Ended December 31, 2015 and 2014
The following table sets forth amounts from our consolidated financial statements along with the percentage change for years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 to 2015		2015 to 2014
Net service revenue	$1,030,337	$914,740	$809,728	$115,597	12.6%	$105,012	13.0%
Reimbursable out-of-pocket expenses	580,259	484,499	369,071	95,760	19.8%	115,428	31.3%
Total revenue	1,610,596	1,399,239	1,178,799	211,357	15.1%	220,440	18.7%

Costs and operating expenses:
Direct costs	626,633	542,404	515,059	84,229	15.5%	27,345	5.3%
Reimbursable out-of-pocket expenses	580,259	484,499	369,071	95,760	19.8%	115,428	31.3%
Selling, general, and administrative	172,386	156,609	145,143	15,777	10.1%	11,466	7.9%
Restructuring, CEO transition and other costs	13,612	1,785	6,192	11,827	662.6%	(4,407)	(71.2)%
Transaction expenses	3,143	1,637	7,902	1,506	92.0%	(6,265)	(79.3)%
Asset impairment charges	—	3,931	17,245	(3,931)	(100.0)%	(13,314)	(77.2)%
Depreciation and amortization	59,204	56,014	54,543	3,190	5.7%	1,471	2.7%
Total operating expenses	1,455,237	1,246,879	1,115,155	208,358	16.7%	131,724	11.8%
Income from operations	155,359	152,360	63,644	2,999	2.0%	88,716	139.4%
Total other (expense) income, net	(21,241)	(21,386)	(91,848)	145	0.7%	70,462	76.7%
Income (loss) before provision for income taxes	134,118	130,974	(28,204)	3,144	2.4%	159,178	564.4%
Income tax (expense) benefit	(21,488)	(13,927)	4,734	(7,561)	(54.3)%	(18,661)	(394.2)%
Net income (loss)	$112,630	$117,047	$(23,470)	$(4,417)	(3.8)%	$140,517	598.7%

Net Service Revenue and Reimbursable Out-of-Pocket Expenses
For the years ended December 31, 2016, 2015 and 2014, total revenue was comprised of the following (dollars in thousands):

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 to 2015		2015 to 2014
Net service revenue	$1,030,337	$914,740	$809,728	$115,597	12.6%	$105,012	13.0%
Reimbursable out-of-pocket expenses	580,259	484,499	369,071	95,760	19.8%	115,428	31.3%
Total revenue	$1,610,596	$1,399,239	$1,178,799	$211,357	15.1%	$220,440	18.7%
Net service revenue increased $115.6 million, or 12.6%, to $1,030.3 million for the year ended December 31, 2016 from $914.7 million for the year ended December 31, 2015. In 2016, our revenue grew across all therapeutic areas and has been particularly strong in the central nervous system, oncology and other complex therapeutic areas. The growth in revenue during 2016 was primarily due to our strong backlog at the beginning of the year, the acceleration of a group of projects with one of our sponsors, revenue mix, and the growth of our functional service provider business. Our net service revenue for the year ended December 31, 2016 was negatively impacted by fluctuations in foreign exchange rates and contractual currency adjustment provisions of $11.7 million, as the U.S. dollar has strengthened compared to the prior year.
Net service revenue increased $105.0 million, or 13.0%, to $914.7 million for the year ended December 31, 2015 from $809.7 million for the year ended December 31, 2014. The increase in 2015 is primarily driven by the growth in awards, a lower cancellation rate of previously awarded business and a positive revenue mix. The growth in our revenue in 2015 was across all therapeutic areas and was particularly strong in the complex therapeutic areas. Our net service revenue for the year ended December 31, 2015, was negatively impacted by fluctuations in foreign exchange rates and contractual currency adjustment provisions of $45.4 million, as the U.S. dollar strengthened compared to the prior year.
Net service revenue from our top five customers accounted for approximately 33%, 34% and 37% of net service revenue for the years ended December 31, 2016, 2015 and 2014, respectively. No customer accounted for 10% or more of total net service revenue for the years ended December 31, 2016 or 2015. Various subsidiaries of customers A and B accounted for approximately 14% and 12%, respectively, of net service revenue for the year ended December 31, 2014.
Reimbursable out-of-pocket expenses increased 19.8%, or $95.8 million, to $580.3 million for the year ended December 31, 2016 from $484.5 million for the year ended December 31, 2015. Reimbursable out-of-pocket expenses increased 31.3%, or $115.4 million, to $484.5 million for the year ended December 31, 2015 from $369.1 million for the year ended December 31, 2014. These increases were principally due to overall increases in net service revenue during both periods, as well as an increase in the number of studies in which we procured principal investigator services. These reimbursements are offset by an equal amount reported under the same caption in the "Costs and operating expenses" section of the consolidated statements of operations in our consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K and, accordingly, have no impact on gross margin. Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in direct correlation to net service revenues.

Direct Costs and Reimbursable Out-of-Pocket Expenses
For the years ended December 31, 2016, 2015 and 2014, direct costs and reimbursable out-of-pocket expenses were as follows (dollars in thousands):

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 to 2015		2015 to 2014
Direct costs	$626,633	$542,404	$515,059	$84,229	15.5%	$27,345	5.3%
Reimbursable out-of-pocket expenses	580,259	484,499	369,071	95,760	19.8%	115,428	31.3%
Total Direct costs and Reimbursable out-of-pocket expenses	$1,206,892	$1,026,903	$884,130	$179,989	17.5%	$142,773	16.1%
The following is a summary of the year-over-year fluctuation in components of direct costs during the year ended December 31, 2016 as compared to the year ended December 31, 2015 and the year ended December 31, 2015 as compared to the year ended December 31, 2014 (in thousands):

	Year Ended December 31, 2016 to 2015	Year Ended December 31, 2015 to 2014
Change in:
Salaries, benefits, and incentive compensation	$46,112	$33,093
Contract Labor	17,961	12,248
Other	20,156	(17,996)
Total	$84,229	$27,345
Direct costs increased by $84.2 million, or 15.5%, to $626.6 million for the year ended December 31, 2016 from $542.4 million for the year ended December 31, 2015. These increases were primarily driven by (i) the growth in our revenues and the resulting need for additional resources, (ii) our need to utilize a higher percentage of third party contractors during 2016 compared to 2015 as the result of our commitment to a customer to accelerate work originally planned for 2017 into 2016, and (iii) the one-time benefits received in 2015, as discussed further below. The increases were partially offset by a reduction in direct costs of $15.5 million related to fluctuations in foreign currency exchange rates during the year ended December 31, 2016 compared to the prior year.
The salaries, benefits and incentive compensation portion of direct costs increased by $46.1 million for the year ended December 31, 2016 compared to the prior year, primarily driven by additional personnel to support the growth of our business, partially offset by lower costs due to fluctuations in foreign currency exchange rates and a benefit of $2.5 million newly qualifying expenses that provided us certain R&D tax credits.
Contract labor cost increased by $18.0 million for the year ended December 31, 2016, compared to the prior year due to the need to hire temporary labor in order to accelerate the timeline on a significant set of studies for the benefit of our customer. We use temporary contract labor or third-party contractors, which is more expensive than our own employees, to supplement our workforce for short-term demand needs such as these. We anticipate that we will reduce the mix of contract labor as these studies wind down.
Other direct costs increased by $20.2 million for the year ended December 31, 2016, compared to the prior year primarily due to (i) increases in travel, information technology and facilities costs from increased headcount, (ii) an increase in non-labor project related costs and (iii) the one-time benefits included in 2015, as discussed below.
Direct costs increased by $27.3 million, or 5.3%, to $542.4 million for the year ended December 31, 2015 from $515.1 million for the year ended December 31, 2014, primarily due to increased salaries, benefits and incentive compensation. This increase in employee-related expenses was partially offset by a reduction in direct costs of $37.8 million related to fluctuations in foreign currency exchange rates during the year ended

December 31, 2015 compared to the prior year. Other direct costs decreased by $5.7 million for the year ended December 31, 2015, compared to the prior year primarily due to (i) 2014 including a provision for non-recoverable Value Added Tax ("VAT") expenses, as compared to 2015, including a release of a portion of these liabilities, (ii) certain other one-time benefits primarily due to the favorable resolution of disputed pass-through costs realized in the first and third quarters of 2015, (iii) decreases in subcontract services, (iv) a reduction in certain non-labor project related costs, and (v) an increase in vendor contract rebates. Partially offsetting these decreases was an increase in expenses related to contract labor, travel, facilities, and information technology costs to support revenue growth.
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
As we continue to expand our business, initiate new studies and invest in resources to support new customer proposals, the increase in headcount-related expenses will outpace our revenue growth, resulting in gross margins remaining flat or declining slightly in the short term. Partially offsetting this anticipated decrease in gross margin, we expect to continue to see the benefits from a number of our cost-saving initiatives including (i) leveraging our therapeutic management overhead infrastructure over the expanded revenue base, (ii) improving the utilization of our facilities, and (iii) the consolidation of our clinical trial management systems resulting in our achieving better efficiencies due to standardization.
As noted above, reimbursable out-of-pocket expenses increased by 19.8%, or $95.8 million, to $580.3 million for the year ended December 31, 2016 from $484.5 million for the year ended December 31, 2015. Reimbursable out-of-pocket expenses increased by 31.3%, or $115.4 million, to $484.5 million for the year ended December 31, 2015 from $369.1 million for the year ended December 31, 2014. Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in direct correlation to net service revenues.
Selling, General and Administrative Expenses
For the years ended December 31, 2016, 2015 and 2014, selling, general and administrative expenses were as follows (dollars in thousands):

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 to 2015		2015 to 2014
Selling, general and administrative	$172,386	$156,609	$145,143	$15,777	10.1%	$11,466	7.9%
Percentage of net service revenue	16.7%	17.1%	17.9%

The following is a summary of the year-over-year fluctuation in components of our selling, general and administrative expenses during the year ended December 31, 2016 as compared to the year ended December 31, 2015 and the year ended December 31, 2015 as compared to the year ended December 31, 2014 (in thousands):

	Year Ended December 31, 2016 to 2015	Year Ended December 31, 2015 to 2014
Change in:
Salaries, benefits, and incentive compensation	$16,711	$8,507
Professional services fees	(3,830)	830
Allowance for doubtful accounts	2,715	(2,579)
Facilities and IT related costs	(873)	1,867
Marketing	(206)	3,191
Travel	650	513
Other	610	(863)
Total	$15,777	$11,466
Selling, general and administrative expenses increased by $15.8 million, or 10.1%, to $172.4 million for the year ended December 31, 2016 from $156.6 million for the year ended December 31, 2015, including a $4.0 million benefit from favorable fluctuations in foreign currency exchange rates compared to the prior year. The increase was primarily driven by (i) an increase in salaries, benefits and incentive compensation, principally as a result of the additions in personnel to support the growth of our business and the one-time benefit from settlement of certain employee related liabilities in 2015, (ii) an increase in bad debt expense resulting from an increase in billed and unbilled receivables exposure, and (iii) an increase in travel costs primarily driven by increased headcount. These cost increases were offset by reductions in (i) professional fees for legal and accounting fees associated with implementing Sarbanes-Oxley and tax planning that occurred in 2015, and (ii) facilities and IT related costs through improved utilization of our existing infrastructure.
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
Selling, general and administrative expense as a percentage of net service revenue has declined to 16.7% from 17.1% and 17.9% for years ended December 31, 2016, 2015 and 2014, respectively. These decreases were attributable to (i) our ability to leverage selling, general and administrative functions as we grow revenue, (ii) our cost-savings initiatives, and (iii) the favorable impact of foreign currency exchange rates. While we have successfully leveraged our selling, general and administrative costs during the past three years, we anticipate a slight increase in this percentage in the near term as we invest in our infrastructure to grow our business. Additionally, fluctuations in foreign currency exchange rates could significantly impact our selling, general and administrative expenses as a percentage of net service revenue in the future.

Restructuring, CEO transition and Other Costs
Restructuring, CEO transition and other costs were $13.6 million for the year ended December 31, 2016. In March 2016, management approved a global plan to eliminate certain positions worldwide in an effort to ensure that our organizational focus and resources were properly aligned with our strategic goals and to continue strengthening the delivery of our growing backlog to customers. Accordingly, we made changes to our therapeutic unit structure designed to realign with management focus and optimize the efficiency of our resourcing to achieve our strategic plan. As a result, we eliminated approximately 200 positions and incurred $7.0 million related to employee severance costs during the year ended December 31, 2016. We have completed substantially all actions, and anticipate making all remaining payments to affected employees during 2017. During the third quarter of 2016, we also announced the closure of one of our facilities associated with this restructuring and incurred facility closure costs of $1.5 million, which were partially offset by unamortized deferred rent of $0.5 million during the year ended December 31, 2016.
On July 27, 2016, we entered into a transition agreement with our former CEO related to the transition to a new CEO as of October 1, 2016. The CEO transition agreement is effective through February 28, 2017. In addition, in mid-September 2016, we entered into retention agreements with certain key employees for various dates through September 2017. For the year ended December 31, 2016, we recognized $4.8 million of costs associated with the CEO transition and retention agreements, which will be paid through August 2018.
Restructuring, CEO transition and other costs were $1.8 million for the year ended December 31, 2015, primarily consisting of employee severance costs of $2.7 million, partially offset by a net reduction in facility closure costs of $0.9 million. During the year, we reversed previously accrued liabilities as a result of completing negotiations with respect to exiting certain facilities and reduced our exit cost estimates related to certain lease agreements as a result of subleasing a portion of facilities. These adjustments were partially offset by expenses related to early lease termination fees and accruals for closure of smaller locations as we continue to optimize our facilities portfolio.
Restructuring, CEO transition and other costs were $6.2 million for the year ended December 31, 2014, primarily consisting of facilities closure expenses totaling $3.4 million and severance costs totaling $2.7 million. Our restructuring activities consisted primarily of the closure of our Glasgow facility and partial closure of our Cincinnati facility initiated in the second quarter of 2014.
Transaction Expenses
During the year ended December 31, 2016, we incurred transaction expenses of $3.1 million, primarily consisting of third-party fees associated with (i) our secondary stock offerings in May and August 2016, (ii) our stock repurchase and debt amendment in August 2016, and (iii) other corporate projects.
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
During the second quarter of 2014, we determined that the Global Consulting (a component of the Clinical Development segment) and Phase I Services reporting units were not performing according to management's expectations, requiring an evaluation to determine if the associated goodwill and intangible assets were impaired. As a result of this evaluation, we recorded a $9.2 million impairment of goodwill and an $8.0 million impairment of intangible assets for the year ended December 31, 2014.
During the first quarter of 2015, we continued to observe deteriorating performance within our Phase I Services reporting unit due to reduced revenue resulting from cancellations and lower than expected new business awards. This resulted in a triggering event, requiring an evaluation of both long-lived assets and goodwill for potential impairment. As a result of this evaluation, we recorded a total asset impairment charge of $3.9 million, comprised of a long-lived assets impairment charge of $1.0 million and a goodwill impairment charge of $2.9 million, which was the total remaining goodwill balance of our Phase I Services reporting unit as of the evaluation date. There were no asset impairment charges during 2016.
Depreciation and Amortization Expense
Total depreciation and amortization expense increased to $59.2 million for the year ended December 31, 2016 from $56.0 million for the year ended December 31, 2015. This increase was a result of an increase in depreciation expense of $3.2 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, principally due to higher capital expenditures in 2016.
Total depreciation and amortization expense increased to $56.0 million for the year ended December 31, 2015 from $54.5 million for the year ended December 31, 2014. Amortization expense increased by $5.0 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, primarily due to the reduction in estimated useful lives of certain intangible assets during the second quarter of 2014. These increases were partially offset by a $3.5 million decrease in depreciation expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014, principally due to (i) lower capital expenditures in 2015 and (ii) the write-off of long-lived assets in the Phase I Services reporting unit during the first quarter of 2015.
Other (Expense) Income, Net
For the years ended December 31, 2016, 2015 and 2014, the components of total other (expenses) income, net were as follows (dollars in thousands):

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 to 2015		2015 to 2014
Interest income	$216	$192	$249	$24	12.5%	$(57)	(22.9)%
Interest expense	(12,016)	(15,640)	(53,036)	3,624	23.2%	37,396	70.5%
Loss on extinguishment of debt	(439)	(9,795)	(46,750)	9,356	95.5%	36,955	79.0%
Other (expense) income, net	(9,002)	3,857	7,689	(12,859)	(333.4)%	(3,832)	(49.8)%
Total other (expense) income, net	$(21,241)	$(21,386)	$(91,848)	$145	0.7%	$70,462	76.7%
Interest expense decreased by $3.6 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and by $37.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The decreases in interest expense during the last two years are primarily due to the decreased interest rates as a result of our debt repayment and refinancing activities during the fourth quarter of 2014, second quarter of 2015 and third quarter of 2016.
The loss on extinguishment of debt was $0.4 million, $9.8 million and $46.8 million for the years ended December 31, 2016, 2015 and 2014, respectively, as a result of the August 2016, May 2015 and November 2014 debt refinancing transactions.
Other (expense) income, net, decreased by $12.9 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and by $3.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. Other (expense) income, net is primarily comprised of foreign currency gains and losses and the changes are principally driven by fluctuations in foreign exchange rates. In particular, the June 2016 referendum by British voters to exit the European Union impacted global markets, including currencies, and resulted in a sharp decline in the value of the British pound as compared to the U.S.

dollar and other currencies. In addition, the U.S. presidential election results and resulting foreign policy activities have caused foreign currency exchange rate fluctuations. Volatility in exchange rates is expected to continue in the short term as a result of the uncertainties surrounding these activities, which could continue to drive significant fluctuations in foreign currency gains or losses in future periods.
Income Tax (Expense) Benefit
Income tax expense was $21.5 million for the year ended December 31, 2016, compared to $13.9 million for the year ended December 31, 2015, as we achieved our second consecutive year of profitability. For the year ended December 31, 2016, variances from the statutory rate of 35% were due to (i) an income tax benefit of $12.9 million related to excess tax benefits for share-based compensation, (ii) the release of reserves for uncertain tax positions and valuation allowances on net operating loss carryforwards related to certain international jurisdictions in aggregate totaling $6.6 million, and (iii) the geographical split of pre-tax income, net of deemed dividends from foreign subsidiaries.
Income tax (expense) benefit was an expense of $13.9 million for the year ended December 31, 2015, compared to a benefit of $4.7 million for the year ended December 31, 2014, as a result of becoming profitable in 2015. Income taxes for the year ended December 31, 2015 were positively impacted by an income tax benefit of $31.9 million recognized as a result of the release of the valuation allowance on certain deferred tax assets, primarily U.S. operating loss carryforwards during the fourth quarter of 2015. The release of the valuation allowance was due to management's conclusion that it was more likely than not that a portion of our deferred tax assets will be realized through future U.S. taxable income. This conclusion was based, in part, on our achieving sustained profitability in 2015 in the United States coupled with the reliability on our projections of ongoing positive future earnings. Therefore, we released a significant portion of the valuation allowances related to these deferred tax assets. Other variances from the statutory rate of 35% were due to (i) the release of reserves for uncertain tax provisions totaling $4.4 million, and (ii) the geographical split of pre-tax income, net of deemed dividends from foreign subsidiaries.
Net Income (Loss)
Net income was $112.6 million for the year ended December 31, 2016 compared to $117.0 million for the year ended December 31, 2015. The year-over-year decrease was primarily due to increases in (i) our direct costs as a percentage of net service revenue, (ii) restructuring and CEO transition costs, (iii) transaction costs, (iv) depreciation expense, (v) foreign exchange losses in 2016 compared to gains in 2015, and (vi) income tax expense. These increases in expenses were offset by (i) the impact of increased net service revenue, (ii) a decrease in our selling, general and administrative costs as a percentage of net service revenue, (iii) a decrease in asset impairment charges compared to the prior year, (iv) a decrease in loss on extinguishment of debt, and (v) a decrease in interest expense as a result of our 2015 and 2016 debt refinancing activities.
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

Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	December 31, 2016	December 31, 2015
Balance sheet statistics:
Cash and cash equivalents (1)	$102,471	$85,011
Working capital (excluding restricted cash)	55,295	(52,998)

(1)
As of December 31, 2016, the amount of cash and cash equivalents held outside the United States by our foreign subsidiaries was $86.4 million. Cash and cash equivalent balances outside the United States may be subject to foreign withholding and United States taxation, if repatriated. We intend to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.

We fund our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations as well as funds available for borrowing under our $200.0 million revolving credit facility. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of services, possible acquisitions, integration and restructuring costs, geographic expansion, working capital and other general corporate purposes. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations and funds available under our revolving credit facility will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations and other currently anticipated liquidity requirements for at least the next 12 months.
In August 2016, we entered into the First Amendment to Credit Agreement and Increase Revolving Joinder (the “First Amendment”), which amended the Credit Agreement dated as of May 14, 2015 (as amended, the "Credit Agreement"). The First Amendment (i) extended the maturity date of the term and revolving loans under the Credit Agreement to August 31, 2021, (ii) increased the available borrowing capacity under the revolving line of credit from $150.0 million to $200.0 million, and (iii) reduced the interest rate margins on all term and revolving loans, as well as reduced certain fees. The five-year $675.0 million Credit Agreement is comprised of a $475.0 million term loan ("Term Loan") and a $200.0 million revolving line of credit ("Revolver"). See "Note 4 - Debt and Leases" to our consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K for further information on the terms and conditions of our Credit Agreement.
As of December 31, 2016, we had total principal indebtedness of $500.0 million, comprised of $475.0 million in borrowings under the Term Loan and $25.0 million in borrowings under the Revolver. Further, we had undrawn commitments available for additional borrowings under the Revolver of $174.3 million (net of $25.0 million in Revolver borrowings and $0.7 million in outstanding letters of credit) which we may use for working capital and other purposes. The potential issuance of additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure additional capital and other resources.
In July 2016, we announced a $150.0 million stock repurchase program, which will end no later than December 31, 2017. As of December 31, 2016, we had remaining authorization to repurchase up to $85.5 million of shares of our common stock under this program.
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
Year Ended December 31, 2016 Compared to the Years Ended December 31, 2015 and 2014
For the years ended December 31, 2016, 2015 and 2014, our cash flows from operating, investing and financing activities were as follows (in thousands):

	For the Years Ended December 31,			Change
	2016	2015	2014	2016 to 2015		2015 to 2014
Net cash provided by operating activities	$109,332	$204,740	$131,447	$(95,408)	(46.6)%	$73,293	55.8%
Net cash used in investing activities	(31,353)	(21,111)	(27,853)	(10,242)	(48.5)%	6,742	24.2%
Net cash used in financing activities	(53,316)	(211,399)	(67,698)	158,083	74.8%	(143,701)	(212.3)%
Cash Flows from Operating Activities
For the year ended December 31, 2016, our operating activities provided $109.3 million in cash flow, consisting of a net income of $112.6 million, adjusted for net non-operating and non-cash items of $75.9 million primarily related to depreciation and amortization of intangible assets, changes in deferred income taxes, foreign currency adjustments, share-based compensation expense, and changes to the provision for doubtful accounts. Offsetting these increases was $79.2 million of cash used by changes in operating assets and liabilities, consisting primarily of an increase in billed and unbilled accounts receivable.
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
Cash flows from operations decreased by $95.4 million during the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to the decline in cash received from working capital of $87.0 million and the decrease in net income of $4.4 million.
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
Cash Flows from Investing Activities
For the years ended December 31, 2016, 2015 and 2014 we used $31.4 million, $21.1 million, and $27.9 million, respectively, in cash for investing activities, comprised of the purchases of property and equipment primarily related to our ongoing headcount growth and investments to improve the efficiency of our operations and utilization of our facilities. Additionally, in 2014 our cash used in investing activities also included a cash payment of $2.3 million toward the purchase of MEK Consulting.
We continue to closely monitor our capital expenditures while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce. For 2017, we expect our total capital expenditures to be between approximately $45.0 million to $50.0 million. The expected increase is primarily due to expected expenditures associated with the consolidation of our Raleigh facilities and providing for future expansion in Raleigh and Camberley coinciding with the near-term expiration of our existing leases.
Cash Flows from Financing Activities
For the year ended December 31, 2016, financing activities used $53.3 million in cash, primarily driven by payments of $64.5 million related to the stock repurchase in August of 2016, net revolver repayments of $5.0 million, debt refinancing costs of $0.9 million and $0.8 million related to payments for tax withholdings related to employee stock option exercises. These cash outflows were partially offset by proceeds of $17.9 million from the exercise of stock options.
For the year ended December 31, 2015, financing activities used $211.4 million in cash, primarily driven by payments of $285.0 million related to the stock repurchases in May and December of 2015, $3.2 million related to payments for tax withholdings related to employee stock option activity, stock repurchase costs of $1.4 million and payments of $1.0 million related to the 2014 MEK Consulting acquisition. These cash outflows were partially offset by net inflows of $79.6 million, consisting primarily of (i) the proceeds of $95.0 million from the 2015 debt refinancing and $30.0 million under our revolver and (ii) proceeds of $3.7 million from the exercise of stock options, partially offset by the June 2015 prepayment of $50.0 million of debt principal under the Credit Agreement.
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

Contractual Obligations and Commitments
The following table summarizes our expected material contractual payment obligations as of December 31, 2016 (in thousands):

	Payment Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Long-term debt	$500,000	$11,875	$65,313	$422,812	$—
Interest on long-term debt	46,584	11,118	20,662	14,804	—
Noncancellable purchase commitments	66,766	24,409	41,186	1,171	—
Operating leases	55,373	19,506	24,490	9,506	1,871
Executive transition costs	5,213	4,982	231	—	—
Total	$673,936	$71,890	$151,882	$448,293	$1,871
The interest payments on long-term debt in the above table are based on interest rates in effect as of December 31, 2016. See "Note 4 - Debt and Leases" to our consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K for further information on the terms and conditions of our Credit Agreement.
In July 2016, the Board approved a $150.0 million repurchase program for shares of our common stock. The stock repurchase program will end no later than December 31, 2017. We are not obligated to repurchase any particular amount of common stock, and the program could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by our management based on a variety of factors such as the market price of our common stock, our liquidity requirements, and overall market conditions. As of December 31, 2016, we had remaining authorization to repurchase up to $85.5 million under the stock repurchase program.
We have recorded a tax liability for unrecognized tax benefits for uncertain tax positions of $14.8 million which has not been included in the above table due to the uncertainties in the timing of the settlement of the income tax positions.
On July 27, 2016, we entered into a transition agreement with our former CEO related to the transition to our new CEO on October 1, 2016. In addition, in mid-September 2016, we entered into retention agreements with certain key employees for various dates through September 2017. As a result of the CEO transition and retention agreements, we incurred additional costs that will be paid through August 2018.
We are a party to supplier contracts related to clinical services that if canceled would require payment for services performed and potentially additional services required to protect the safety of subjects. The value of these potential wind-down provisions is not practical to estimate.
We have a lease agreement for our corporate headquarters in Raleigh, North Carolina, that extends through February of 2019, which is accounted for as an operating lease. We can exit the lease in February 2018, with payment of a $0.8 million termination fee. In January 2017, we entered into a 12-year lease for a new corporate headquarters in Morrisville, North Carolina, where we intend to relocate all employees currently housed in our two existing Raleigh locations. We expect the new building to be completed in mid-2018 to accommodate a phased move coinciding with the expiration of our existing leases. Additionally, in February 2017, we entered into a new 11-year lease agreement for new space in a nearby location as the lease for our Camberley, United Kingdom location expires in 2018. In total, we expect to incur lease payments of $85.0 million over the lives of these agreements beginning in July 2018.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, share-based compensation, valuation of goodwill and identifiable intangibles, tax-related contingencies and valuation allowances, allowance for doubtful accounts, and litigation contingencies, among others. These estimates are based on the information available to management at the time these estimates, judgments and assumptions are made. Actual results may differ materially from these estimates.
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
We offer volume rebates to our large customers based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.
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
Allowance for Doubtful Accounts
We maintain a credit approval process and make judgments in connection with assessing our customers' ability to pay throughout the contractual obligation. Despite this assessment, from time to time, customers are unable to meet their payment obligations. We monitor customers' credit worthiness and apply judgment in establishing a provision for estimated credit losses based on historical experience, current receivables aging, and identified customer-specific circumstances that would affect the customers' ability to meet their obligations.
Goodwill, Intangible Assets and Long-Lived Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. We evaluate goodwill for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that goodwill might be impaired.
Intangible assets consist of trademarks and customer relationships. Customer relationships are being amortized at the greater of actual customer attrition or a straight-line basis over the estimated useful lives. Certain trademarks have an indefinite life and are not amortized but instead are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired. Finite-lived intangible assets are tested for impairment upon the occurrence of certain triggering events.
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
Share-Based Compensation
We recognize share-based compensation expense for stock option awards provided to our employees and non-employee directors. We measure share-based compensation cost at grant date, based on the estimated fair value of the award and recognize the service-based cost on a straight-line basis over the vesting period. Share-based compensation expense has been reported in direct costs and selling, general and administrative expenses in our consolidated statements of operations based upon the classification of the individuals who were granted share-based awards.
We calculate the fair value of each option award and Employee Stock Purchase Plan awards on the grant date using the Black-Scholes option-pricing model. The model requires the use of subjective assumptions, including the fair value of the underlying common shares on the date of grant, the expected life of the award, share price volatility and risk-free interest rate. In developing our assumptions, we take into account the following:

•
Fair value of our common stock. Due to the absence of an active market for our common stock prior to our IPO, the pre-IPO fair value of our common stock on the date of the grant was determined in good faith by the Board with the assistance of management, based on a number of objective and subjective factors consistent with the methodologies outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as

Compensation, or the AICPA Practice Aid. Each quarter a contemporaneous valuation of our common stock was performed by a related party. For all contemporaneous valuations performed, two commonly accepted valuation approaches were applied to estimate our enterprise value: the guideline public company method and the guideline transactions method. These methods both select a valuation multiple from comparable public companies or transactions, making adjustments for our strengths and weaknesses relative to the selected companies and transactions and applied it to our operating data to determine enterprise value. Subsequent to the IPO, the fair value of our common stock is based upon the market price of our common stock on the date of the grant as listed on the NASDAQ.

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
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. In accordance with the guidance, the Company elected to early adopt this ASU effective in the first quarter of 2016. The following summarizes the changes made as a result of this adoption:

•
Income taxes - All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. We also recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.

•
Forfeitures - Prior to adoption, share-based compensation expense was recognized on a straight line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that are expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, we no longer apply a forfeiture rate and instead account for forfeitures as they occur.

•
Statements of Cash Flows - We historically accounted for excess tax benefits on the consolidated statement of cash flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity.

•
Earnings Per Share - We use the treasury stock method to compute diluted earnings per share, unless the effect would be anti-dilutive. Under this method, we are no longer required to estimate the tax rate and apply it to the dilutive share calculation for determining the dilutive earnings per share.

See "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies" to our consolidated financial statements included in Part II, Item 8, in this Annual Report on Form 10-K for further information on the impact of this adoption.

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
Our policy has been to provide U.S. income taxes on earnings of foreign subsidiaries only to the extent those earnings are expected to be repatriated. Beginning in 2014, we considered the undistributed earnings of our foreign subsidiaries to be indefinitely reinvested outside of the United States to support future growth in foreign markets and to maintain current operating needs of foreign locations. Accordingly, we have not provided a deferred income tax liability related to those undistributed earnings.
Recently Issued Accounting Standards
For a description of recently issued accounting pronouncements, including the expected dates of adoption and the estimated effects, if any, on our consolidated financial statements, see "Note 1 - Basis of Presentation and Changes in Significant Accounting Policies" to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

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
Foreign Currency Exchange Rates
Approximately 21%, 25% and 28% of our net service revenues for the years ended December 31, 2016, 2015 and 2014, respectively, were denominated in currencies other than the U.S. dollar. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. During 2016, 2015 and 2014, the most significant currency exchange rate exposures were the Euro and British pound. A hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for 2016 by approximately $12.0 million. The impact of this could be partially offset by exchange rate fluctuation provisions stated in some of our contracts with customers designed to mitigate our exposure to fluctuations in currency exchange rates over the life of the contract. For example during the year ended December 31, 2016, our revenue was reduced by $8.9 million to reflect the reduced operating costs required to fulfill the contracts as a result of the fluctuations in foreign currency exchange rates. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
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
Interest Rates
We are subject to market risk associated with changes in interest rates. In May 2016, we entered into interest rate swaps with a combined notional value of $300.0 million in an effort to limit our exposure to variable interest rates on our Term Loan. At December 31, 2016 and 2015, we had $241.7 million and $505.0 million, respectively, outstanding under our Credit Agreement which were not covered by an interest rate swap and therefore subject to variable interest rates. Each quarter-point increase or decrease in the applicable interest rate at December 31, 2016 and 2015 would change our interest expense by approximately $0.6 million and $1.3 million, respectively, per year.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of INC Research Holdings, Inc.
Raleigh, North Carolina
We have audited the accompanying consolidated balance sheet of INC Research Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of INC Research Holdings, Inc. and its subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Raleigh, North Carolina
February 27, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of INC Research Holdings, Inc.
Raleigh, North Carolina
We have audited the internal control over financial reporting of INC Research Holdings, Inc. and its subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 27, 2017, expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Raleigh, North Carolina
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of INC Research Holdings, Inc.
We have audited the accompanying consolidated balance sheet of INC Research Holdings, Inc. and its subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INC Research Holdings, Inc. and subsidiaries at December 31, 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Raleigh, North Carolina
February 24, 2016

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Net service revenue	$1,030,337	$914,740	$809,728
Reimbursable out-of-pocket expenses	580,259	484,499	369,071
Total revenue	1,610,596	1,399,239	1,178,799

Costs and operating expenses:
Direct costs	626,633	542,404	515,059
Reimbursable out-of-pocket expenses	580,259	484,499	369,071
Selling, general, and administrative	172,386	156,609	145,143
Restructuring, CEO transition and other costs	13,612	1,785	6,192
Transaction expenses	3,143	1,637	7,902
Asset impairment charges	—	3,931	17,245
Depreciation	21,353	18,140	21,619
Amortization	37,851	37,874	32,924
Total operating expenses	1,455,237	1,246,879	1,115,155
Income from operations	155,359	152,360	63,644

Other (expense) income, net:
Interest income	216	192	249
Interest expense	(12,016)	(15,640)	(53,036)
Loss on extinguishment of debt	(439)	(9,795)	(46,750)
Other (expense) income, net	(9,002)	3,857	7,689
Total other (expense) income, net	(21,241)	(21,386)	(91,848)
Income (loss) before provision for income taxes	134,118	130,974	(28,204)
Income tax (expense) benefit	(21,488)	(13,927)	4,734
Net income (loss)	112,630	117,047	(23,470)
Class C common stock dividends	—	—	(375)
Redemption of New Class C common stock	—	—	(3,375)
Net income (loss) attributable to common shareholders	$112,630	$117,047	$(27,220)

Earnings per share attributable to common shareholders:
Basic	$2.08	$2.02	$(0.51)
Diluted	$2.03	$1.95	$(0.51)
Weighted average common shares outstanding:
Basic	54,031	57,888	53,301
Diluted	55,610	60,146	53,301
The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net income (loss)	$112,630	$117,047	$(23,470)
Unrealized gain on derivative instruments, net of tax expense of ($707), $0, and $0, respectively	1,106	—	—
Foreign currency translation adjustments, net of tax benefit of $0, $0, and $44, respectively	(1,813)	(15,343)	(16,359)
Comprehensive income (loss)	$111,923	$101,704	$(39,829)
The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$102,471	$85,011
Restricted cash	607	452
Accounts receivable:
Billed, net	211,476	158,315
Unbilled	173,873	139,697
Prepaid expenses and other current assets	34,202	38,571
Total current assets	522,629	422,046
Property and equipment, net	58,306	44,813
Goodwill	552,502	553,008
Intangible assets, net	114,486	152,340
Deferred income taxes	14,726	12,073
Other long-term assets	25,858	26,939
Total assets	$1,288,507	$1,211,219

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$23,693	$22,497
Accrued liabilities	153,559	111,262
Deferred revenue	277,600	311,029
Current portion of long-term debt	11,875	29,804
Total current liabilities	466,727	474,592
Long-term debt, less current portion	485,849	472,035
Deferred income taxes	8,295	28,066
Other long-term liabilities	26,163	19,092
Total liabilities	987,034	993,785
Commitments and contingencies (Note 17)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2016 and 2015, respectively	—	—
Common stock, $0.01 par value; 600,000,000 shares authorized, 53,762,786 and 53,871,484 shares issued and outstanding at December 31, 2016 and 2015, respectively	538	539
Additional paid-in capital	573,176	559,910
Accumulated other comprehensive loss, net of taxes	(42,250)	(41,543)
Accumulated deficit	(229,991)	(301,472)
Total shareholders' equity	301,473	217,434
Total liabilities and shareholders' equity	$1,288,507	$1,211,219

The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities
Net income (loss)	$112,630	$117,047	$(23,470)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	59,204	56,014	54,543
Stock repurchase costs	—	1,637	—
Amortization of capitalized loan fees	972	1,346	5,700
Share-based compensation	14,020	5,074	3,370
Provision for (recovery of) doubtful accounts	2,570	(144)	2,435
Deferred income taxes	(22,260)	4,134	(14,837)
Foreign currency adjustments	20,681	(795)	(7,390)
Asset impairment charges	—	3,931	17,245
Loss on extinguishment of debt and other debt refinancing costs	439	9,795	49,227
Excess income tax benefits from share-based awards	—	(975)	—
Other adjustments	286	(82)	(853)
Changes in operating assets and liabilities:
Accounts receivable billed and unbilled	(103,748)	(54,073)	(24,259)
Accounts payable and accrued expenses	6,658	8,186	25,743
Deferred revenue	4,060	68,500	42,742
Other assets and liabilities	13,820	(14,855)	1,251
Net cash provided by operating activities	109,332	204,740	131,447

Investing activities
Acquisition of business, net of cash acquired	—	—	(2,302)
Purchases of property and equipment	(31,353)	(21,111)	(25,551)
Net cash used in investing activities	$(31,353)	$(21,111)	$(27,853)

The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Financing activities
Proceeds from issuance of long-term debt	$—	$525,000	$288,365
Payments of debt financing costs	(868)	(4,987)	(5,364)
Payments on long-term debt	—	(475,001)	(164,095)
Proceeds from revolving credit facility	100,000	45,000	—
Repayment of revolving credit facility	(105,000)	(15,000)	—
Payment of notes payable and breakage fees	—	—	(336,385)
Payments related to business combinations	—	(973)	—
Principal payments toward capital lease obligations	—	(452)	(2,680)
Payments of stock repurchase costs	—	(1,423)	—
Payments for repurchase of common stock	(64,500)	(285,000)	(38)
Proceeds from the issuance of common stock	—	—	156,113
Proceeds from the exercise of stock options	17,891	3,656	145
Payments related to tax withholding for share-based compensation	(839)	(3,194)	—
Excess income tax benefits from share-based awards	—	975	—
Dividends paid	—	—	(375)
Redemption of New Class C and D common stock	—	—	(3,384)
Net cash used in financing activities	(53,316)	(211,399)	(67,698)

Effect of exchange rate changes on cash and cash equivalents	(7,203)	(13,672)	(6,415)
Net change in cash and cash equivalents	17,460	(41,442)	29,481
Cash and cash equivalents at the beginning of the year	85,011	126,453	96,972
Cash and cash equivalents at the end of the year	$102,471	$85,011	$126,453

Supplemental disclosure of cash flow information
Cash paid for income taxes	$24,337	$8,251	$6,304
Cash paid for interest	11,627	17,533	64,347
The accompanying notes are an integral part of these consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
	(in thousands)
Balance at December 31, 2013	103,795	$1,051	$480,579	$(6,751)	$(9,841)	$(188,831)	$276,207
Issuance of common stock	9,324	93	156,020	—	—	—	156,113
Redemption of New Class D common stock	(51,910)	(519)	510	—	—	—	(9)
Treasury stock acquired	(4)	—	—	(38)	—	—	(38)
Treasury stock retired	—	(14)	(5,677)	6,789	—	(1,098)	—
Stock option exercises	29	1	144	—	—	—	145
Share-based compensation	—	—	3,370	—	—	—	3,370
Dividends paid	—	—	—	—	—	(375)	(375)
Redemption of New Class C common stock	—	—	—	—	—	(3,375)	(3,375)
Net loss	—	—	—	—	—	(23,470)	(23,470)
Foreign currency translation adjustment, net of tax benefit, $44	—	—	—	—	(16,359)	—	(16,359)
Balance at December 31, 2014	61,234	612	634,946	—	(26,200)	(217,149)	392,209
Stock repurchase	(8,054)	(80)	(83,550)	—	—	(201,370)	(285,000)
Net stock option exercise and payment for tax withholding	156	2	(3,196)	—	—	—	(3,194)
Stock option exercises	535	5	5,661	—	—	—	5,666
Share-based compensation	—	—	5,074	—	—	—	5,074
Income tax benefit from share-based award activities	—	—	975	—	—	—	975
Net income	—	—	—	—	—	117,047	117,047
Foreign currency translation adjustment	—	—	—	—	(15,343)	—	(15,343)
Balance at December 31, 2015	53,871	539	559,910	—	(41,543)	(301,472)	217,434
Impact to Retained Earnings from adoption of ASU 2016-09	—	—	—	—	—	7,554	7,554
Balance at January 1, 2016	53,871	539	559,910	—	(41,543)	(293,918)	224,988
Stock repurchase	(1,500)	(15)	(15,782)	—	—	(48,703)	(64,500)
Net stock option exercise/RSU distributions and payment for tax withholding	33	—	(839)	—	—	—	(839)
Stock option exercises and RSU distributions	1,359	14	15,867	—	—	—	15,881
Share-based compensation	—	—	14,020	—	—	—	14,020
Net income	—	—	—	—	—	112,630	112,630
Unrealized gain on derivative instruments, net of tax expense of ($707)	—	—	—	—	1,106	—	1,106
Foreign currency translation adjustment	—	—	—	—	(1,813)	—	(1,813)
Balance at December 31, 2016	53,763	$538	$573,176	$—	$(42,250)	$(229,991)	$301,473

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
Organization
On August 13, 2010, the Company was incorporated in the State of Delaware for the purpose of acquiring the outstanding equity of INC Research, Inc. through INC Research Intermediate, LLC, ("INC Intermediate") a wholly-owned subsidiary of the Company. On November 7, 2014, in conjunction with the initial public offering (IPO), the Company effected a corporate reorganization, whereby INC Intermediate was merged with and into the Company.
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), and include the accounts and results of operations of the Company and its controlled subsidiaries. All intercompany balances and transactions are eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses during the periods, as well as disclosures of contingent assets and liabilities at the date of the financial statements. The Company evaluates its estimates on an ongoing basis, including those related to revenue recognition, share-based compensation, valuation of goodwill and identifiable intangibles, tax related contingencies and valuation allowances, allowance for doubtful accounts, and litigation contingencies, among others. These estimates are based on the information available to management at the time these estimates, judgments, and assumptions are made. Actual results may differ materially from these estimates.
Foreign Currency Translation and Transactions
The majority of the Company's foreign subsidiaries maintain their accounting records in their local currency. All of the assets and liabilities of these subsidiaries are converted to U.S. dollars, at the exchange rate in effect at the balance sheet date, and equity accounts are carried at historical exchange rates. Income and expense items are translated at average exchange rates in effect during each reporting period for the results of operations. The net effect of foreign currency translation adjustments is included in shareholder's equity as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets.
The Company is subject to foreign currency transaction risk for fluctuations in exchange rates during the period of time between the consummation and cash settlement of a transaction. Foreign currency transaction gains or losses are credited or charged to income as incurred and are included in other income (expense), net in the accompanying consolidated statements of operations.
Other Comprehensive Income (Loss)
The Company has elected to present comprehensive income (loss) and its components as a separate statement. Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that under U.S. GAAP are recorded as an element of shareholders' equity but are excluded from net income (loss). The Company's other comprehensive income (loss) consists of foreign currency translation adjustments, net of applicable taxes, resulting from the translation of foreign subsidiaries not using the U.S. dollar as their functional currency and the effective portions of the unrealized gains or losses associated with derivative instruments designated and accounted for as hedging instruments.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less at the date of purchase and consist principally of bank deposits. Cash and cash equivalents are carried at cost, which approximates fair value.
Restricted Cash
Restricted cash represents cash and term deposits held as security over bank and lease guarantees. Restricted cash is classified as a current or long-term asset based on the timing and nature of when and how the cash is expected to be used or when the restrictions are expected to lapse. The Company includes changes in restricted cash balances as part of operating activities in the consolidated statements of cash flows.
Fair Value
The Company records certain assets and liabilities at fair value (see "Note 6 - Fair Value Measurements"). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. A three-level fair value hierarchy that prioritizes the inputs used to measure fair value is described below. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:
Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities;
Level 2 — Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable through correlation with market data; and
Level 3 — Unobservable inputs that are supported by little or no market data, which require the reporting entity to develop its own assumptions.
Derivative Financial Instruments
The Company uses interest rate swaps designated as cash flow hedges to manage exposure to variable interest rates on its debt obligations. The Company designates its interest rate swaps as cash flow hedges because they are executed to hedge the Company's exposure to the variability in expected future cash flows that are attributable to changes in interest rates.
Derivative financial instruments are recognized on the balance sheet as assets and liabilities and are measured at fair value. Changes in the fair value of derivative instruments designated as hedging instruments are recorded each period according to the determination of the derivative's effectiveness. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the change in fair value of the derivatives is recognized as non-operating income or expense immediately when incurred and included in the "Interest expense" line item in the accompanying consolidated statements of operations.
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
Allowance for Doubtful Accounts
The Company maintains a credit approval process and makes judgments in connection with assessing its customers' ability to pay throughout the contractual obligation period. Despite this assessment, from time to time, customers are unable to meet their payment obligations. The Company monitors customers' credit worthiness and applies judgment in establishing a provision for estimated credit losses based on historical experience, current receivables aging, and identified customer-specific circumstances that would affect the customers' ability to meet their obligation.
Property and Equipment
Property and equipment is primarily comprised of furniture, software, office and computer equipment. These assets are depreciated using the straight-line method. The Company uses the estimated useful lives of up to:

Buildings	39 years
Furniture and equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	Lesser of remaining life of lease or the useful life of the asset
Repairs and maintenance are charged to operations as incurred and expenditures for additions and improvements that extend the useful life of the asset are capitalized.
The Company capitalizes costs of computer software obtained for internal use and amortizes these costs on a straight-line basis over the estimated useful life of the product, not to exceed three years. Beginning in 2016, software cloud computing arrangements containing a software license are accounted for consistently with the acquisition of other software licenses. In the event such an arrangement does not contain a software license, the Company accounts for the arrangement as a service contract. The impact of adopting this standard was immaterial.
Goodwill, Intangible Assets, and Long-Lived Assets
Goodwill represents the excess of purchase price over the fair value of net assets acquired in business combinations. The Company evaluates goodwill for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired.
Intangible assets consist primarily of trademarks and customer relationships. Customer relationships are being amortized at the greater of actual customer attrition or a straight-line basis over the estimated useful lives. Certain trademarks have an indefinite life and are not amortized but instead are evaluated for impairment annually or more frequently if events or changes in circumstances indicate that they might be impaired. The Company tests finite-lived intangible assets for impairment upon the occurrence of certain triggering events. The finite-lived intangible assets are amortized over their estimated useful lives. As of December 31, 2016 and 2015, the estimated useful lives of the Company's intangible assets were as follows:

Useful Life (Years)
Customer relationships	6 – 10
Trademarks — INC	Indefinite
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
The Company's arrangements are principally service contracts and historically, a majority of the net service revenue has been earned under contracts which range in duration from a few months to several years. Most of the Company's contracts can be terminated by the customer with a 30 day notice. In the event of termination, the Company's contracts often provide for fees for winding down the project, which include both fees incurred and actual expenses and non-cancellable expenditures and may include a fee to cover a percentage of the remaining professional fees on the project. The Company does not recognize revenue with respect to start-up activities including contract and scope negotiation, feasibility analysis and conflict of interest review associated with contracts. The costs for these activities are expensed as incurred.
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
The Company offers volume rebates to its large customers based on annual volume thresholds. The Company records an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.
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

Share-Based Compensation
The Company recognizes compensation expense for all share-based awards granted based on the fair value of the shares on the grant date. The Company estimates the fair value of option awards and Employee Stock Purchase Plan ("ESPP") awards using the Black-Scholes option-pricing model, as further discussed below. For restricted stock and stock unit awards, the grant date fair value is based upon the market price of the Company's common stock on the date of the grant. This fair value is then amortized to compensation expense over the requisite service period or vesting term.
The Company uses the Black-Scholes option-pricing model to determine the fair value of options granted. The model requires the Company to use subjective assumptions. The following addresses each of these assumptions and describes the methodology for determining each assumption:
Fair value of our common stock - Subsequent to the IPO, the pre-IPO fair value of our common stock is based upon the market price of our common stock on the date of the grant as listed on the NASDAQ Global Select Market (the "NASDAQ"). Due to the absence of an active market for our common stock prior to the Company's IPO, the fair value of our common stock on the date of the grant was determined in good faith by the Company's Board of Directors (the "Board") with the assistance of management, based on a number of objective and subjective factors consistent with the methodologies outlined in the AICPA Practice Aid. Each quarter, a contemporaneous valuation of our common stock was performed by a related party. For all contemporaneous valuations performed, two commonly accepted valuation approaches were applied to estimate our enterprise value: the guideline public company method and the guideline transactions method. These methods both select a valuation multiple from comparable public companies or transactions, making adjustments for our strengths and weaknesses relative to the selected companies and transactions and applied it to our operating data to determine enterprise value.
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
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. In accordance with the guidance, the Company elected to early adopt this ASU effective in the first quarter of 2016. The following summarizes the effects of the adoption on the Company's consolidated financial statements:
Income taxes - Upon adoption of this standard, all excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. As a result, the Company recognized discrete adjustments to income tax expense for the year ended December 31, 2016 of $12.9 million related to excess tax benefits. The Company applied the modified retrospective adoption approach beginning in 2016 and recorded a cumulative-effect adjustment to retained earnings and reduced its deferred tax liability by $7.6 million. This adjustment related to tax assets that had previously arisen from tax deductions for equity compensation expenses that were greater than the compensation recognized for financial reporting. These assets had been excluded from the deferred tax assets and liabilities totals on the balance sheet as a result of realization requirements previously included in ASC 718, Stock Compensation. Prior periods have not been adjusted.
Forfeitures - Prior to adoption, share-based compensation expense was recognized on a straight line basis, net of estimated forfeitures, such that expense was recognized only for share-based awards that were expected to vest. A forfeiture rate was estimated annually and revised, if necessary, in subsequent periods if actual forfeitures differed from initial estimates. Upon adoption, the Company no longer applies a forfeiture rate and instead accounts for forfeitures as they occur. The Company applied the modified retrospective adoption approach beginning in 2016 and booked an immaterial cumulative-effect adjustment to additional paid-in-capital and share-based compensation expense. Prior periods have not been adjusted.
Statements of Cash Flows - The Company historically accounted for excess tax benefits on the Statement of Cash Flows as a financing activity. Upon adoption of this standard, excess tax benefits are classified along with other income tax cash flows as an operating activity. The Company elected to adopt this portion of the standard on a prospective basis beginning in 2016. Prior periods have not been adjusted.
Earnings Per Share - The Company uses the treasury stock method to compute diluted earnings per share, unless the effect would be anti-dilutive. Under this method, the Company is no longer required to estimate the tax rate and apply it to the dilutive share calculation for determining the dilutive earnings per share. The Company utilized the modified retrospective adoption approach and applied this methodology beginning in 2016. Prior periods have not been adjusted.
Upon adoption, no other aspects of ASU 2016-09 had an effect on the Company's consolidated financial statements or related footnote disclosures.
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
Valuation allowances are provided to reduce the related deferred income tax assets to an amount which will, more likely than not, be realized. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, and has considered the implementation of prudent and feasible tax planning strategies. If a valuation allowance is deemed to be unnecessary, such allowance is released and any related benefit is recognized in the period of the change.
Judgment is required in determining what constitutes an uncertain tax position, as well as the assessment of the outcome of each tax position. The Company considers many factors when evaluating and estimating tax positions and tax benefits. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in domestic and foreign jurisdictions. If the calculation of the liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit to expense, respectively, would result. Unrecognized tax benefits, or a portion of unrecognized tax benefits, are presented as a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward.
Advertising Costs
Advertising costs include costs incurred to promote the Company's business and are expensed as incurred. Advertising costs were $5.0 million, $4.4 million and $3.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Restructuring, CEO Transition and Other Costs
Restructuring costs primarily consist of one-time employee termination benefits, contract termination costs and other costs associated with an exit or disposal activity. The Company accounts for restructuring costs in accordance with the authoritative guidance in ASC 420, Exit or Disposal Cost Obligations. This guidance requires that a liability for a cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, as opposed to the period in which management commits to a plan of action for termination. The guidance also requires that the liabilities associated with an exit or disposal activity be measured at the fair value in the period in which the liability is incurred, except for (i) liabilities related to one-time employee termination benefits, which shall be measured and recognized at the date the entity notifies employees of termination, unless employees are required to render services beyond minimum retention period, in which case the liability is recognized ratably over the future service period; and (ii) liabilities related to an operating lease contract, which shall be measured and recognized when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract).
The guidance requires that the fair value of the restructuring liabilities is determined using best available representation of fair value or using other appropriate technique. In determining the fair value of the liabilities associated with contract terminations, the Company considers terms and conditions of the contractual obligations to be terminated, including the type and amount of payments and their anticipated timing. In determining the fair value of the liabilities associated with employee terminations, the Company considers termination notification date and associated legal notification requirements and minimum retention period as stipulated by the applicable laws and regulations, the type and amount of benefits employees will receive upon involuntary termination, as well as the timing of employees' departure.
CEO transition costs consist of CEO separation benefits and retention bonuses granted to key employees. The Company accounts for CEO transition costs in accordance with the authoritative guidance in ASC 712, Compensation - Nonretirement Postemployment Benefits. This guidance requires that (i) a liability for benefits offered as special termination benefits to an employee is recognized when the employee accepts the offer and the amount can be reasonably estimated, (ii) a liability for other contractual termination benefits is recognized when it is probable that employees will be entitled to benefits and the amount can be reasonably estimated, and (iii) a liability for other postemployment benefits are recognized and accounted for in accordance with guidance in ASC 710, Compensation - General.
Restructuring liabilities are included in "Accrued liabilities" and "Other long-term liabilities" in the accompanying consolidated balance sheets.
Earnings Per Share
The Company determines earnings per share in accordance with the authoritative guidance in ASC 260, Earnings Per Share. Subsequent to the IPO, the Company has one class of common stock for purposes of the earnings per share calculation and therefore computes basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share are computed in the same manner as basic earnings per share, except that the number of shares is increased to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that the Company has not yet recognized are assumed to be used to repurchase shares.
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
Segment Information
The Company discloses information concerning operating segments in accordance with the authoritative guidance in ASC 280, Segment Reporting, which requires segmentation based on the Company's internal organization and reporting of revenues and operating income based upon internal accounting methods commonly referred to as the "management approach." Operating segments are defined as components of an enterprise about which separate financial information is available. This information is evaluated regularly by the Chief Operating Decision Maker (CODM) or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's CODM is its CEO. The Company has determined that it currently has two operating and reportable segments: Clinical Development Services and Phase I Services.
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
Recently Issued Accounting Pronouncements
In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 will eliminate transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. ASU 2014-09 will require that companies recognize revenue based on the value of transferred goods or services as they occur in the contract. The ASU also will require additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year and modified the standard to allow early adoption. For public entities, the standard is now effective for reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. In March 2016, FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), to clarify principal versus agent considerations in order to improve the operability and understandability of the implementation guidance related to this topic. In April 2016, FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 clarifies the implementation guidance on identifying performance obligations. In May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 does not change the core principle of the guidance in Topic 606, but rather narrows aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. ASU 2016-08, ASU 2016-10 and ASU 2016-12 did not change the core principles of the previously issued guidance and did not change its effective date. The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures, drafting accounting policies, and designing changes to business processes, controls and systems. The Company expects to complete this process in the second half of 2017 and will adopt the new standard effective January 1, 2018, using the modified retrospective approach.
In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 requires public companies to use exit prices to measure the fair value of financial instruments. Specifically the guidance will require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and will eliminate the disclosure requirements related to measurement assumptions for the fair value of instruments measured at amortized cost. In addition, for liabilities measured under the fair value option, ASU 2016-01 requires companies to present in other comprehensive income changes in fair value due to changes in instrument specific credit risk. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption of the amendments is not permitted for public companies. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, Leases. ASU 2016-02 will require organizations to recognize lease assets and lease liabilities on the balance sheet, including leases that were previously classified as operating leases. The ASU will also require additional disclosures about leasing arrangements related to the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments is permitted and the new guidance will be applied using a modified retrospective approach. The Company has begun its assessment of impact of this standard and plans to complete the assessment during the second half of 2017. The Company plans to early adopt the standard as of January 1, 2018.
In March 2016, FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. ASU 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In June 2016, FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information, and reasonable and supportable forecasts. This ASU also expands the disclosure requirements regarding the entity’s assumptions, models and methods for estimating expected credit losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which provides guidance on reducing the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In addition to other specific cash flow issues, ASU 2016-15 provides clarification on when an entity should separate cash receipts and cash payments into more than one class of cash flows and when an entity should classify those cash receipts and payments into one class of cash flows on the basis of predominance. The new guidance is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In October 2016, FASB issued ASU No. 2016-16, Income Taxes (Topic 740) Intra-Entity Transfers of Assets Other Than Inventory, in an effort to reduce the cost and complexity, as well as improve the accounting for income tax consequences of intra-entity transfers of assets. Under current U.S. GAAP the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. ASU 2016-16 eliminates the requirement to delay recognition and allows an entity to recognize the income tax consequences when the transfer of an intra-entity asset other than inventory occurs. The new guidance is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued. The Company will early adopt this guidance as of January 1, 2017.
In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which will require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In January 2017, FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which eliminates the second step of the previous FASB guidance for testing goodwill for impairment and is intended to reduce cost and complexity of goodwill impairment testing. The amendments in this ASU modify the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. After determining if the carrying amount of a reporting unit exceeds its fair value, the entity should take an impairment charge of the same amount to the goodwill for that reporting unit, not to exceed the total goodwill amount for that reporting unit. This eliminates the second step of calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
2. Financial Statement Details
Accounts Receivable Billed, net
Accounts receivable, net of allowance for doubtful accounts, consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Accounts receivable, billed	$217,360	$161,872
Less allowance for doubtful accounts	(5,884)	(3,557)
Accounts receivable, billed, net	$211,476	$158,315
The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at the beginning of the period	$(3,557)	$(3,727)	$(1,384)
Current year (provision) recovery	(2,570)	144	(2,435)
Write-offs, net of recoveries	243	26	92
Balance at the end of the period	$(5,884)	$(3,557)	$(3,727)

Property and Equipment, net
Property and equipment, net of accumulated depreciation, consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Software	$52,531	$33,087
Computer equipment	26,311	23,764
Leasehold improvements	14,814	13,920
Office furniture, fixtures, and equipment	10,894	9,173
Buildings and improvements	4,004	4,597
Assets not yet placed in service	13,396	7,491
	121,950	92,032
Less accumulated depreciation	(63,644)	(47,219)
Property and equipment, net	$58,306	$44,813
During the first quarter of 2015, the Company observed deteriorating performance in its Phase I Services asset group and reporting unit due to reduced revenue resulting from cancellations and lower than expected new business awards, which triggered an evaluation of both long-lived assets and goodwill for potential impairment. In accordance with the authoritative guidance in ASC 360, Property, Plant and Equipment, impairment exists if the sum of the undiscounted expected future cash flows is less than the carrying amount of its related group of assets. If impairment exists, the impairment loss is measured and recorded based on the amount by which the carrying amount of the long-lived asset (asset group) exceeds its fair value. The indirect cost valuation approach was used to estimate the fair value. Under this valuation approach, the Company estimated the fair value by applying an index or trend factor to the historical cost. As a result of this evaluation, the Company recorded a long-lived asset impairment charge of $1.0 million associated with the Phase I Services reporting unit.
For the year ended December 31, 2016, the Company had property and equipment additions of $7.2 million that had not been paid and were included in the "Accounts payable" and "Accrued liabilities" line items on the consolidated balance sheet.

Goodwill and Intangible Assets
The changes in carrying amount of goodwill were as follows (in thousands):

	Total	Clinical Development Services	Phase I Services
Balance at December 31, 2014:
Gross goodwill	$570,106	$561,964	$8,142
Accumulated impairment losses	(13,243)	(8,024)	(5,219)
Total goodwill and accumulated impairment losses	556,863	553,940	2,923
2015 Activity:
Impairment of goodwill	(2,923)	—	(2,923)
Impact of foreign currency translation and other	(932)	(932)	—
Balance at December 31, 2015:
Gross goodwill	569,174	561,032	8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Total goodwill and accumulated impairment losses	553,008	553,008	—
2016 Activity:
Impact of foreign currency translation and other	(506)	(506)	—
Balance at December 31, 2016:
Gross goodwill	568,668	560,526	8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Total goodwill and accumulated impairment losses	$552,502	$552,502	$—
As discussed above, the deteriorating performance in the Company's Phase I Services asset group and reporting unit resulted in a triggering event requiring an evaluation of both long-lived assets and goodwill for potential impairment during 2015. There were no remaining intangible assets associated with Phase I Services, as of the date of this evaluation. As a result of this evaluation, the Company recorded a $2.9 million impairment of goodwill. In total, the Company recorded asset impairment charges of $3.9 million associated with the Phase I Services reporting unit related to long-lived assets and goodwill for the year ended December 31, 2015.
No goodwill or intangible asset impairment was recorded for the year ended December 31, 2016, as the fair value of the Clinical Development Services reporting unit was in excess of the carrying value. Accumulated impairment losses associated with the Clinical Development Services segment in the table above were recorded in prior periods and related specifically to Global Consulting, a component of the Clinical Development segment, prior to Global Consulting being included within the Clinical Development Services segment.
Intangible assets, net consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships — finite-lived	$267,703	$(188,217)	$79,486	$267,720	$(150,380)	$117,340
Trademarks — INC — indefinite-lived	35,000	—	35,000	35,000	—	35,000
Intangible assets, net	$302,703	$(188,217)	$114,486	$302,720	$(150,380)	$152,340

The identifiable intangible assets are amortized over their estimated useful lives. The future estimated amortization expense for intangible assets is expected to be as follows (in thousands):

Fiscal Year Ending:
2017	$28,442
2018	19,059
2019	19,059
2020	12,765
2021	161
2022 and thereafter	—
Total	$79,486
Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Compensation, including bonuses, fringe benefits, and payroll taxes	$77,049	$71,013
Accrued interest	72	368
Accrued taxes	1,072	4,202
Accrued rebates to customers	13,580	11,370
Accrued professional and investigator fees	26,518	5,190
Accrued restructuring costs, CEO transition and other costs, current portion	6,084	2,230
Other liabilities	29,184	16,889
Total accrued liabilities	$153,559	$111,262
Other long-term liabilities consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Uncertain tax positions	$14,813	$9,354
Accrued restructuring costs, CEO transition and other costs, less current portion	2,508	2,496
Other liabilities	8,842	7,242
Total other long-term liabilities	$26,163	$19,092
Accumulated other comprehensive loss, net of taxes
Accumulated other comprehensive loss, net of taxes consisted of the following (in thousands):

	December 31, 2016	December 31, 2015
Foreign currency translation loss	$(43,356)	$(41,543)
Unrealized gain on derivative instruments, net of taxes	1,106	—
Accumulated other comprehensive loss, net of taxes	$(42,250)	$(41,543)

The following table summarizes the changes in accumulated other comprehensive loss, net of taxes by component for the year ended December 31, 2016:

	Unrealized gain on derivative instruments, net of taxes	Foreign currency translation adjustments, net of taxes	Total
Balance at December 31, 2015	$—	$(41,543)	$(41,543)
Other comprehensive gain (loss), net of taxes before reclassifications	901	(1,813)	(912)
Amount of gain reclassified from accumulated other comprehensive loss into the Statement of Operations	205	—	205
Net current-period other comprehensive gain (loss), net of taxes	1,106	(1,813)	(707)
Balance at December 31, 2016	$1,106	$(43,356)	$(42,250)
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s term loan. Amounts to be reclassified as an increase to interest expense in the next 12 months are immaterial.
Other (Expense) Income, Net
Other (expense) income, net consisted of the following (in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Net realized foreign currency gain	$12,357	$2,237	$124
Net unrealized foreign currency (loss) gain	(20,681)	795	7,390
Other, net	(678)	825	175
Total other (expense) income, net	$(9,002)	$3,857	$7,689
3. Business Combinations
Acquisition of MEK Consulting
On March 5, 2014, the Company acquired stock and assets of MEK Consulting, consisting of MEK Consulting Egypt Ltd., MEK Consulting Danismanlik Ltd. Sti., MEK Consulting Hellas EPE and MEK Consulting SARL (MEK Consulting), collectively referred to as MEK. MEK is a full service CRO with operations in Egypt, Greece, Jordan, Lebanon and Turkey. The aggregate purchase price for the acquisition totaled $4.0 million, which consisted of (i) $3.0 million cash, of which $0.5 million was placed in escrow for the one-year period following the closing date for the satisfaction of potential indemnification claims, and (ii) $1.0 million contingent consideration, payable, if earned, during the one-year period following the closing date. In addition, the purchase agreement included provisions of $2.0 million for retention payments to certain key employees that will be accounted for as compensation expense and expensed as earned during the three-year period following the closing date. As a result of this transaction, the Company acquired net identifiable assets of $1.6 million and goodwill of $2.3 million.
During the second quarter of 2015, the Company finalized the amount of the contingent consideration based on the achievement of the pre-agreed targets. The final contingent consideration totaled $0.8 million and, as a result, the Company released $0.2 million of accrued liabilities. The reduction in the contingent consideration was recorded in the "Other (expense) income, net" line item in the consolidated statements of operations. Additionally, the Company paid the former owners of MEK the $0.5 million of cash previously withheld to cover potential indemnification claims.
As of December 31, 2016, the Company recognized all of the contingent compensation expense for the successful retention of operational staff and certain key employees associated with the MEK acquisition, including $0.5 million and $0.6 million in the years ended December 31, 2016 and 2015, respectively. This contingent consideration is included as compensation expense within "Direct costs" line item in the consolidated statements of operations.
4. Debt and Leases
Credit Agreement
In May 2015, the Company entered into a five-year $675.0 million credit agreement ("2015 Credit Agreement") which was comprised of a $525.0 million term loan A and a $150.0 million revolving line of credit. As of December 31, 2015, $475.0 million was outstanding on the Term Loan ("Term Loan"), bearing interest at 2.16%, and $30.0 million was outstanding on the revolving line of credit ("Revolver"), bearing interest at 4.25%.
In August 2016, the Company entered into the First Amendment to Credit Agreement and Increase Revolving Joinder (the “First Amendment”), which amended the 2015 Credit Agreement (as amended, the "Credit Agreement").The First Amendment, (i) extended the maturity date of the Term Loan and Revolver under the Credit Agreement to August 31, 2021, (ii) increased the available borrowing capacity under the Revolver from $150.0 million to $200.0 million, and (iii) reduced the interest rate margins on the Term Loan and the Revolver, as well as certain fees. The five-year $675.0 million Credit Agreement is comprised of a $475.0 million Term Loan and a $200.0 million Revolver. All obligations under the Credit Agreement are guaranteed by the Company and certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and the guarantors.
As of December 31, 2016, $475.0 million was outstanding on the Term Loan. The Company is not required to make principal payments on the Term Loan until September 30, 2017. From September 30, 2017 through June 30, 2021, the Term Loan has scheduled quarterly principal payments of the initial principal borrowed of 1.25%, or $5.9 million per quarter in year 2; 1.875%, or $8.9 million per quarter in years 3 and 4; and 2.50%, or $11.9 million per quarter in year 5; with the remaining outstanding principal due on August 31, 2021.
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
The Revolver includes letters of credit ("LOCs") and swingline loans available in an amount not to exceed $15.0 million each. Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Eurodollar Rate revolving loans plus fronting fees. The fee is payable quarterly in arrears on the last day of the calendar quarter after the issuance date until the underlying LOC expires. As of December 31, 2016, there were $25.0 million in revolver borrowings, $0.7 million of LOCs, and no swingline loans outstanding, leaving $174.3 million in available borrowings under the Revolver.
The Term Loan and the Revolver bear interest at a rate per annum equal to an applicable margin plus, at the Borrower's option, either: (i) a base rate determined by reference to the highest of: (a) the Prime Rate in effect on such date, (b) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1.00%; and (c) the sum of (1) the Eurodollar Rate that would be payable on such day for the Eurodollar Rate Loan with a one-month interest period, and (2) 1.00%; or (ii) a LIBOR rate determined by reference to the costs of funds for Eurodollar deposits for the interest period relevant to such borrowing adjusted for certain reserve requirements (Eurodollar Rate).
The applicable margin with respect to Base Rate is between 0.25% and 1.00% and the applicable margin with respect to the Eurodollar Rate borrowings is between 1.25% and 2.00% depending on the "Secured Net Leverage Ratio" (as defined in the Credit Agreement). The Company also pays a quarterly Commitment Fee between 0.20% and 0.35% on the average daily unused balance of the Revolver depending on the Secured Net Leverage Ratio at the adjustment date. As of December 31, 2016, the interest rate on the Term Loan and the Revolver was 2.11%.

The Credit Agreement permits the Borrower to increase Term Loan or Revolver commitments under the term loan facility and/or revolving credit facility and/or to request the establishment of one or more new term loan facilities and/or revolving facilities in an aggregate amount not to exceed $175.0 million if certain net leverage requirements are met. The availability of such additional capacity is subject to, among other things, receipt of commitments from existing lenders or other financial institutions.
The Company's maturities of obligations under the Credit Agreement for the years following December 31, 2016, are as follows (in thousands):

2017	$11,875
2018	29,688
2019	35,625
2020	41,562
2021	381,250
Deferred issuance costs	(2,276)
Total long-term debt	497,724
Less current portion	(11,875)
Total long-term debt, less current portion	$485,849

Debt Covenants
The Credit Agreement contains usual and customary restrictive covenants that, among other things, place limitations on the Company's ability to pay dividends or make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material documents; make acquisitions and dispose of assets; transact with affiliates; and engage in businesses that are not related to the Company's existing business.
In addition, the Credit Agreement contains financial covenants that require the Company to maintain a minimum Secured Net Leverage Ratio and Interest Coverage Ratio as of the last day of any four consecutive fiscal quarters. The Secured Net Leverage ratio is calculated as a relationship between the level of secured outstanding borrowings and Consolidated EBITDA. The Interest Coverage ratio is calculated as a relationship between consolidated EBITDA and consolidated interest expense paid or payable. These covenants require the Company to maintain a Secured Leverage Ratio of no more than 4 to 1 and an Interest Coverage Ratio of no less than 3 to 1. The Company was in compliance with its debt covenants during the years ended December 2016, 2015 and 2014.
Debt extinguishment costs
In August 2016, the Company entered into the First Amendment which amended the 2015 Credit Agreement, as discussed above. In conjunction with this amendment, the Company recognized a loss on extinguishment of debt of $0.4 million.
In May 2015, the Company entered into the 2015 Credit Agreement and used the proceeds to repay all of its outstanding obligations under the 2014 Credit Agreement and to pay transaction costs associated with the Credit Agreement. As a result, the Company recognized a $9.4 million loss on extinguishment of debt related to the 2014 Credit Agreement, which was comprised of $5.1 million of unamortized discount and $4.3 million of unamortized debt issuance costs. In addition, in June 2015 the Company made a prepayment of $50.0 million under the 2015 Credit Agreement and as a result recognized an additional loss on extinguishment of debt of $0.4 million.
The 2014 Credit Agreement was comprised of a $425.0 million term loan B, a $100.0 million revolving line of credit, and a letter of credit and swingline facilities. The 2014 Credit Agreement bore interest at approximately 4.5% during 2015 prior to repayment.

Debt Issuance Costs
The Company recorded debt issuance costs related to its Term Loan of approximately $2.3 million and $2.9 million as of December 31, 2016 and 2015, respectively. These costs were recorded as a reduction of the principal balance of the associated debt and are being amortized as a component of interest expense using the effective interest method over the term of the Term Loan.
The Company recorded total debt issuance costs related to its revolving line of credit of approximately $1.0 million as of December 31, 2016 and 2015, respectively. Debt issuance costs associated with the revolver are included in other assets in the consolidated balance sheets. The debt issuance costs are amortized as a component of interest expense using the effective interest method over the term of the Revolver.
Leases
The Company leases its office facilities under operating lease agreements that expire in various years through 2022 and records rent expense related to the leases on a straight-line basis over the term of the lease. Facilities rent expense was $20.7 million, $18.3 million and $21.2 million, for the years ended December 31, 2016, 2015 and 2014, respectively.
Lease payments are subject to increases as specified in the lease agreements. Future minimum lease payments, by year and in the aggregate, under noncancellable operating leases as of December 31, 2016, were as follows (in thousands):

Operating Leases
2017	$19,506
2018	15,714
2019	8,776
2020	5,406
2021	4,100
2022 and thereafter	1,871
Total minimum payments	$55,373
No particular lease obligations rank senior in right of payment to any other. There were no capital lease obligations as of December 31, 2016 or 2015.
The Company has a lease agreement for its corporate headquarters in Raleigh, North Carolina, that extends through February of 2019. The Company can exit the lease in February 2018, with payment of a $0.8 million termination fee. In January 2017, the Company entered into a 12-year lease for a new corporate headquarters in Morrisville, North Carolina, where it intends to relocate all employees currently housed in its two existing Raleigh locations. The Company expects the new building to be completed in mid-2018 to accommodate a phased move coinciding with the expiration of its existing leases. Additionally, in February 2017, the Company entered into a new 11-year lease agreement for new space in a nearby location as the lease for its Camberley, United Kingdom location expires in 2018. In total, the Company expects to incur lease payments of $85.0 million over the lives of these agreements, beginning in July 2018.

5. Derivatives
In May 2016, the Company entered into interest rate swaps with a combined notional value of $300.0 million in an effort to limit its exposure to variable interest rates on its Term Loan. Interest began accruing on the swaps on June 30, 2016 and the interest rate swaps will expire on June 30, 2018 and May 14, 2020. The material terms of these derivatives are substantially the same as those contained within the Credit Agreement, including monthly settlements with the swap counterparty.
The fair values of the Company’s interest rate swaps designated as hedging instruments and the line items on the accompanying consolidated balance sheets to which they were recorded are as follows (in thousands):

	Balance Sheet Classification	December 31, 2016	December 31, 2015
Interest rate swaps - current	Prepaid expenses and other current assets	$461	$—
Interest rate swaps - non-current	Other long-term assets	$1,717	$—
During the year ended December 31, 2016, the Company recorded $0.4 million of pre-tax losses associated with the ineffective portion of the derivative instruments in the "Interest expense" line item of the accompanying consolidated statements of operations. The hedge ineffectiveness is attributable to inconsistencies in certain terms between the interest rate swaps and its Credit Agreement.
6. Fair Value Measurements
At December 31, 2016 and 2015, the Company's financial instruments included cash and cash equivalents, restricted cash, accounts receivable, account payable, accrued liabilities, debt and interest rate swaps. The fair value of the Company's cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities approximate their respective carrying amounts based on the liquidity and short-term nature of these instruments.
The fair value of the Company's debt is determined based on market prices for identical or similar financial instruments or model-derived valuations based on observable inputs and falls under Level 2 of the fair value hierarchy as defined in the authoritative guidance in ASC 820, Fair Value Measurement. The estimated fair value of the Company's long-term debt and revolver was $500.0 million and $505.0 million at December 31, 2016 and 2015, respectively.
Recurring Fair Value Measurements
Currently, the Company uses interest rate swaps to manage its risk related to variable interest rates on its Term Loan. The fair value of interest rate swaps is determined using the market standard methodology of discounted future variable cash receipts. The variable cash receipts are determined by discounting the future expected cash receipts that would occur if variable interest rates rise above the fixed rate of the swaps. The variable interest rates used in the calculation of projected receipts on the swap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. At December 31, 2016, the fair value of the interest rate swaps was approximately $2.2 million. These derivatives were identified as Level 2 assets and recorded in "Prepaid expenses and other current assets" and "Other long-term assets" on the accompanying consolidated balance sheets. The Company did not have any recurring assets or liabilities requiring fair value measurements at December 31, 2015.
The Company did not have any recurring fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2016 or 2015. There were no transfers between Level 1, Level 2 or Level 3 during the year ended December 31, 2016.

Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangibles, are carried on the accompanying consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets are tested for impairment annually and when a triggering event occurs. During 2015, the Company recognized approximately $2.9 million of impairment related to goodwill, as discussed in "Note 2 - Financial Statement Details". As of December 31, 2016 and 2015, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $667.0 million and $705.3 million, respectively.
7. Restructuring, CEO Transition and Other Costs
2014 Realignment Plan
During 2014, the Company initiated restructuring activities worldwide, primarily related to the closure of its Glasgow facility and partial closure of its Cincinnati facility, which was initiated during the second quarter of 2014. The Company incurred $2.7 million of severance costs and $3.4 million in facility closure expenses related to these restructuring activities. Actions under this plan were completed by December 31, 2014.
2015 Realignment Plan
During the second and fourth quarters of 2015, the Company initiated restructuring activities to better align its resources worldwide. Specifically, the Company initiated a plan to reduce its workforce by approximately 70 employees, primarily in the United States and certain countries in Europe primarily within clinical operations, principally within the Clinical Development Services operations group and several corporate administrative functions. The Company completed the majority of these actions by December 31, 2015. Under this plan, the Company incurred $2.7 million of severance costs related to these activities during 2015.
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
2016 Realignment Plan and CEO Transition
In March 2016, management approved a global plan to eliminate certain positions worldwide in an effort to ensure that the Company's organizational focus and resources were properly aligned with its strategic goals and to continue strengthening the delivery of its growing backlog to customers. Accordingly, the Company made changes to its therapeutic unit structure designed to realign with management focus and optimize the efficiency of its resourcing to achieve its strategic plan. As a result, the Company eliminated approximately 200 positions and incurred $7.0 million related to employee severance costs during the year ended December 31, 2016. The Company has completed substantially all actions, and anticipates making all remaining payments to affected employees during 2017. During the third quarter of 2016, the Company also announced the closure of one of its facilities associated with this restructuring and incurred facility closure costs of $1.5 million, which were partially offset by unamortized deferred rent of $0.5 million during the year ended December 31, 2016.
In July 2016, the Company entered into a transition agreement with its former Chief Executive Officer ("CEO") related to the transition to a new CEO as of October 1, 2016. The CEO transition agreement is effective through February 28, 2017. In addition, in mid-September 2016, the Company entered into retention agreements with certain key employees for various dates through September 2017. For the year ended December 31, 2016, the Company recognized $4.8 million of costs associated with the CEO transition and retention agreements, which will be paid through August 2018.
The costs related to all plans are included in "Restructuring, CEO transition and other costs" line item in the consolidated statements of operations. Restructuring costs are not allocated to the Company’s reportable segments because they are not part of the segment performance measures regularly reviewed by management. During the years ended December 31, 2016, 2015 and 2014 the Company made payments and provision adjustments for all plans as presented below (in thousands):

	Employee Severance Costs, Including Executive Transition Costs	Facility Closure Charges	Other Charges	Total
Balance at December 31, 2013	$—	$5,537	$485	$6,022
Expenses incurred	2,716	3,445	31	6,192
Payments made	(2,716)	(2,838)	(516)	(6,070)
Balance at December 31, 2014	—	6,144	—	6,144
Expenses incurred	2,666	(881)	—	1,785
Payments made	(1,601)	(1,602)	—	(3,203)
Balance at December 31, 2015	1,065	3,661	—	4,726
Expenses incurred	11,765	987	860	13,612
Reclassification of deferred rent	—	507	—	507
Payments made	(8,135)	(1,338)	(780)	(10,253)
Balance at December 31, 2016	$4,695	$3,817	$80	$8,592
8. Shareholders' Equity
Initial Public Offering
On November 7, 2014, the Company completed its IPO of its common stock at a price to the public of $18.50 per share and the Company’s common stock began trading on the NASDAQ under the symbol “INCR”. The Company issued and sold 9,324,324 shares of common stock in the IPO, including 1,216,216 shares that were offered and sold pursuant to the underwriters’ exercise in full of its option to purchase additional shares. The IPO raised proceeds to the Company of approximately $156.1 million, after deducting underwriting discounts, commissions and related expenses.
Stock Repurchases and Secondary Offerings
In May 2015, the Company repurchased 5,053,482 shares of its Class A common stock pursuant to an agreement with investment funds affiliated with its former private equity Sponsors, Avista Capital Partners, L.P. ("Avista") and Ontario Teachers' Pension Plan Board ("OTPP"), in a private transaction at a price of approximately $29.68 per share, resulting in a total purchase price of approximately $150.0 million. In conjunction with this transaction, the Company's former Sponsors and certain other shareholders sold at the same price in a registered secondary common stock offering 8,050,000 shares of the Company's common stock, including 1,050,000 shares that were offered and sold pursuant to the underwriters' exercise in full of its option to purchase additional shares. Immediately following this transaction, OTPP, which was the only holder of Class B common stock, elected to convert 6,866,555 Class B shares into Class A shares on the pre-established one-for-one basis. The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over par was applied on a pro rata basis against additional paid-in-capital, with the remainder applied to accumulated deficit.
In August 2015, the Company's former Sponsors and certain other shareholders sold 8,000,000 shares of the Company's Class A common stock in a registered secondary common stock offering. Immediately following this transaction, OTPP elected to convert all outstanding Class B shares into Class A shares on the pre-established one-for-one basis.

In December 2015, the Company repurchased 3,000,000 shares of its Class A common stock pursuant to an agreement with investment funds affiliated with its former Sponsors, Avista and OTPP, in a private transaction at a price of $45.00 per share, resulting in a total purchase price of approximately $135.0 million. In conjunction with this transaction, the Company's former Sponsors sold at the same price in a registered secondary common stock offering 6,000,000 shares of the Company's common stock. The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over par was applied on a pro rata basis against additional paid-in-capital, with the remainder applied to accumulated deficit.
In May 2016, the Company's former Sponsors sold 8,000,000 shares of the Company's Class A common stock in a registered secondary common stock offering.
In July 2016, the Board approved a $150.0 million repurchase program for shares of the Company’s common stock in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. Under this program, the Company may repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law. The program will end no later than December 31, 2017. The stock repurchase program does not obligate the Company to repurchase any particular amount of common stock, and it could be modified, suspended or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s liquidity requirements, and overall market conditions. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws.
In August 2016, the Company's former Sponsors completed a secondary stock offering for 4,500,000 shares of the Company's common stock. In conjunction with this secondary stock offering, the Company repurchased 1,500,000 shares of its common stock from Avista and OTPP in a private transaction at a price of $43.00 per share, resulting in a total purchase price of approximately $64.5 million. The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over par was applied on a pro rata basis against additional paid-in-capital, with the remainder applied to accumulated deficit.
As of December 31, 2016, the Company had remaining authorization to repurchase up to $85.5 million of shares of the Company's common stock under the stock repurchase program.
The following is a summary of the Company's authorized, issued and outstanding shares:

	As of December 31,
	2016	2015
Shares Authorized:
Class A common stock	300,000,000	300,000,000
Class B common stock	300,000,000	300,000,000
Preferred stock	30,000,000	30,000,000
Total shares authorized	630,000,000	630,000,000
Shares Issued and Outstanding:
Class A common stock	53,762,786	53,871,484
Class B common stock	—	—
Preferred stock	—	—
Total shares issued and outstanding	53,762,786	53,871,484
Voting Rights and Conversion Rights of the Common Stock
Each share of Class A common stock is entitled to one vote on all matters to be voted on by the shareholders of the Company, including the election of directors. Each share of Class B common stock is entitled to one vote on all matters to be voted on by the shareholders of the Company, except for the right to vote in the election of directors. Additionally, each share of Class B common stock is convertible (on a one-for-one basis) into Class A common stock at any time at the election of the holder.
Dividend Rights and Preferences of the Common Stock
The holders of Class A and Class B common stock are entitled to dividends on a pro rata basis at such time and in such amounts as, if and when declared by the Board.
There were no dividends paid during either of the years ended December 31, 2016 and 2015. Special dividends of $0.4 million were paid to the shareholder of the one share of Class C common stock issued and outstanding during the year ended December 31, 2014.
Liquidation Rights and Preferences of the Common Stock
The holders of Class A and Class B common stock are entitled to participate on a pro rata basis in all distributions made in connection with a voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company.
9. Share-Based Compensation
Overview of Employee Share-Based Compensation Plans
The Company currently has two equity-based compensation plans, the INC Research Holdings, Inc. 2014 Equity Incentive Plan ("2014 Plan") and the INC Research Holdings, Inc. 2016 Employee Stock Purchase Plan ("ESPP"), from which share-based awards are currently granted. In addition, the Company had the INC Research Holdings, Inc. 2010 Equity Incentive Plan ("2010 Plan") that was terminated effective October 30, 2014, except as to outstanding awards. No further awards can be issued under the 2010 Plan. The 2014 Plan was established on November 3, 2014 and permits granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), cash performance awards or stock awards to employees, as well as non-employee directors and consultants. The terms of equity-based instruments granted are determined at the time of grant and are typically subject to such conditions as continued employment, passage of time and/or satisfaction of performance criteria. Stock options and RSUs typically vest ratably over three-year to five-year periods from the grant date. The Board and the Compensation Committee have the discretion to determine different vesting schedules. Stock options have a maximum term of ten years. The exercise price per share of stock options may not be less than the fair market value of a share of the Company's common stock on the date of grant. Upon the exercise of stock options or vesting of RSUs, the Company issues new shares of common stock.
As of December 31, 2016, the Company had equity grants outstanding under both the 2010 Plan and 2014 Plan. The maximum number of shares reserved for issuance under the Plans was 8,437,325, of which 3,158,308 shares were available for future grants as of December 31, 2016. In addition, under the 2014 Plan outstanding stock award or stock option grants forfeited prior to vesting or exercise become available for future grants.
In March 2016, the Board approved the ESPP, which was also approved by the Company’s shareholders in May 2016. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their base salary or wages to be applied toward the purchase of full shares of the Company’s common stock on the last trading day of the offering period. Participating employees will purchase shares of the Company's common stock at a 15% discount to the lesser of the closing price of the Company's common stock on the NASDAQ (i) on the first day of the period or (ii) the last trading day of each offering period. Offering periods under the ESPP are six months in duration, and the first offering period began on September 1, 2016. Under this plan, the Company recognized share-based compensation expense of $0.5 million for the year ended December 31, 2016. As of December 31, 2016, there were 1,000,000 shares reserved for future issuance under the ESPP.

Stock Option Awards
The following table sets forth the summary of option activity under our Plans for the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	3,421,425	$15.75
Granted	395,548	42.90
Exercised	(1,357,156)	11.78
Forfeited	(288,492)	23.44
Expired	(1,090)	43.16
Outstanding at December 31, 2016	2,170,235	$22.15	7.00	$66,079
Vested and expected to vest at December 31, 2016	2,170,235	$22.15	7.00	$66,079
Exercisable at December 31, 2016	741,874	$14.61	5.94	$28,185
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the aggregate difference between the closing price of our common stock on December 31, 2016 of $52.60 and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2016. As of December 31, 2016, there was $10.9 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.4 years.
Other information pertaining to the Company's stock option awards is as follows (in thousands, except per share data):

	Years Ended December 31,
	2016	2015	2014
Weighted average grant date fair value of options granted	$14.26	$13.80	$5.59
Total intrinsic value of options exercised	$45,126	$27,560	$133
The Company recorded a receivable of $2.0 million from the Company's brokerage services provider associated with certain stock option exercises, which was included in the "Prepaid expenses and other current assets" line item on the accompanying consolidated balance sheet as of December 31, 2015. The full amount was received in January 2016.
2014 Options Modification
On October 3, 2014, the Board unanimously adopted a resolution to modify all performance-based options granted and still outstanding under the 2010 Plan and Nonqualified Stock Option Award Agreements, contingent on a successful IPO. The terms of all options with performance-based conditions were revised such that the options would continue to vest over the same five-year period and would maintain their original terms, except for the performance criteria, which was removed as a vesting condition. This modification in terms of the awards resulted in Type I Probable-to-Probable modification, where the expectation that the award will ultimately vest remains as probable. In total, stock option awards held by 53 employees to purchase in aggregate 1,543,525 shares of common stock were modified. Because all of the options from the original unvested awards were expected to vest and no terms affecting valuation of options were modified, fair value of these options did not change and no incremental compensation expense was recognized as a result of this modification.

Restricted Stock Units Awards
The following table sets forth a summary of RSUs outstanding under the 2014 Plan as of December 31, 2016 and changes during the year then ended:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2015	225,110	$41.67
Granted	681,973	42.95
Vested	(59,537)	41.52
Forfeited	(138,851)	42.51
Non-vested at December 31, 2016	708,695	$42.76
At December 31, 2016, there was $22.6 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.5 years.
Performance Based Awards
In January 2016, the Board and Compensation Committee granted the executive officers performance-based RSUs (“PRSUs”) for up to a maximum of 144,900 shares of common stock. These performance-based grants are subject to the Company's performance in fiscal years 2016, 2017 and 2018 and will not be distributed until after the 2018 Annual Report on Form 10-K is filed. These awards are included in the table above. Vesting is contingent upon continued employment and the Company meeting adjusted earnings per share performance goals in each of the three years. The related share-based compensation expense is determined based on the value of the underlying shares on the date of grant and is recognized over the vesting term, with a maximum of one-third of the potential awards earned in each year the targets are met. During the interim financial periods, management estimates the number of PRSUs that are probable to vest until the achievement of the performance goals is known. Based on the 2016 target achievement, 18,868 shares are eligible to vest contingent upon the employment conditions discussed above.
Share-based Compensation Expense
Total share-based compensation expense recognized was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Direct Costs	$6,551	$2,282	$1,371
Selling, general, and administrative	7,469	2,792	1,999
Total share-based compensation expense	$14,020	$5,074	$3,370
The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $4.7 million and $1.6 million for the years ended December 31, 2016 and 2015, respectively. There was no income tax benefit recognized in the consolidated statements of operations for share-based compensation for the year ended December 31, 2014.

Assumptions used in Valuation Model
The fair value of options was determined using the Black-Scholes valuation model and used the following assumptions:

	Years Ended December 31,
	2016	2015	2014
Expected volatility of the Company's stock	29.4% - 30.9%	30.5% - 32.8%	30.0% - 34.8%
Risk-free interest rate	1.17% - 1.88%	1.38% - 1.88%	1.7% - 2.5%
Expected life of option (in years)	6.25	6	5 - 7.6
Expected dividend yield on the Company's stock	—%	—%	—%
10. Income Taxes
The components of income (loss) before provision for income taxes were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic	$53,613	$61,392	$(75,000)
Foreign	80,505	69,582	46,796
Income (loss) before provision for income taxes	$134,118	$130,974	$(28,204)
The components of income tax (expense) benefit were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Federal income taxes:
Current	$(30,247)	$(3,563)	$(400)
Deferred	16,936	(3,600)	1,059
Foreign income taxes:
Current	(10,347)	(5,805)	(9,060)
Deferred	5,178	(4,314)	13,892
State income taxes:
Current	(3,154)	(425)	(643)
Deferred	146	3,780	(114)
Income tax (expense) benefit	$(21,488)	$(13,927)	$4,734

Actual income tax (expense) benefit differed from the amount computed by applying the U.S. federal tax rate of 35% to pre-tax income (loss) as a result of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
U.S. federal income tax (expense) benefit at statutory rate	$(46,941)	$(45,844)	$9,871
Increase (decrease) in income tax benefit (expense) resulting from:
Foreign income inclusion	(8,868)	(7,056)	(11,794)
U.S. taxes recorded on previous foreign earnings	—	—	10,043
Decrease (increase) in valuation allowance	3,419	31,929	(1,527)
Foreign branch earnings	—	—	(1,976)
Share-based compensation	12,940	—	—
Tax credits	4,063	1,879	1,080
Income not subject to taxation	—	254	931
State and local taxes, net of federal benefit	(745)	(4,184)	2,124
Capitalized transaction costs	—	—	(1,256)
Impact of foreign rate differential	12,200	11,490	4,536
Decrease (increase) in reserve for uncertain tax positions	3,136	4,375	(783)
Provision to tax return and other deferred tax adjustments	(1,524)	(5,322)	(2,718)
Goodwill impairment	—	(1,023)	(3,235)
Other, net	832	(425)	(562)
Income tax (expense) benefit	$(21,488)	$(13,927)	$4,734
Prior to December 2014, the Company concluded that the indefinite reversal exception under ASC 740-30-25-17 did not apply for the 2013 undistributed earnings of its foreign subsidiaries, due to potential plans to repatriate the earnings as part of an initiative to reduce the Company's overall level of long-term debt. At December 31, 2014, management reevaluated this assertion following the IPO and significant pay down of its debt held in the United States. With the reduction in debt and related interest expense, the Company expects to be able to support its U.S. domestic operating cash needs without repatriating undistributed earnings of its foreign subsidiaries. The earnings of the Company's non-U.S. subsidiaries are expected to be used to support the growth and working capital needs of its foreign operations. As a result of this change in assertion, the Company reversed the full balance of the deferred tax liability of $10.0 million related to the United States and withholding taxes provided on its 2013 undistributed foreign earnings. No tax benefit was recorded as a result of the release of the deferred tax liability as there was a full valuation allowance on the net deferred tax assets in the United States during 2014. If the earnings that remain indefinitely reinvested were distributed, it would create additional U.S. taxable income in the form of dividends, or otherwise. Withholding taxes may also apply to the repatriated earnings.
At December 31, 2016, approximately $271.9 million in foreign subsidiaries' undistributed earnings are considered indefinitely reinvested outside the United States. The earnings of these subsidiaries are not required as a source of funding for U.S. operations, and such earnings are not planned to be distributed to the United States in the foreseeable future. Further, these earnings will be used to support the growth and working capital needs of the Company's foreign subsidiaries. Determination of the amount of unrecognized income tax liability related to these indefinitely reinvested and undistributed foreign subsidiary earnings is currently not practicable.

For the years ended December 31, 2016 and 2015, the valuation allowance on deferred tax assets decreased by $11.5 million and $31.9 million, respectively. The changes in the valuation allowance for deferred tax assets were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at the beginning of the period	$16,731	$48,660	$46,461
(Credited) charged to income tax expense	(3,419)	(31,929)	1,527
Foreign tax credit conversion	(6,707)	—	—
Foreign currency exchange	(890)	—	—
Other adjustments(a)	(477)	—	672
Balance at the end of the period	$5,238	$16,731	$48,660

(a)	Other adjustments denote the effects of write-offs and recoveries in various jurisdictions with no net tax impact.
As of December 31, 2016, the Company released a portion of the valuation allowance primarily related to foreign deferred tax assets based on the Company's current and anticipated future earnings in certain foreign operations. The release of these valuation allowances resulted in an income tax benefit of $3.4 million during the year ended December 31, 2016.
As of December 31, 2015, the Company assessed both positive and negative evidence available to estimate whether future taxable income would be available to permit the use of the existing deferred tax assets. Accordingly, based on the Company achieving sustained profitability in 2015, the Company reevaluated its ability to consider other subjective evidence, such as the reliability of the Company's projections for future growth. The Company expected it would no longer need a significant portion of the valuation allowance related to these deferred tax assets. As a result of this change in assertion, the valuation allowance was released on the net deferred tax assets in the U.S. The release of the valuation allowance resulted in an income tax benefit of $31.9 million during the year ended December 31, 2015.
As of December 31, 2014, the Company released a significant portion of the valuation allowances primarily related to foreign loss carryforwards in 2014 based on the Company's current and anticipated future earnings in certain foreign operations. The release of these valuation allowances resulted in an income tax benefit of $18.2 million which was offset by an increase in the valuation allowance in the U.S. and other foreign jurisdictions, resulting in a net decrease in an income tax benefit of approximately $1.5 million during the year ended December 31, 2014.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Net operating losses	$12,607	$18,381
Tax credits	4,690	13,166
Deferred revenue	4,630	2,857
Foreign exchange	10,430	2,865
Employee compensation and other benefits	18,382	15,130
Allowance for doubtful accounts	1,660	2,162
Deferred rent	729	702
Accrued liabilities	5,280	4,963
Other	68	292
Total deferred tax assets	58,476	60,518
Less valuation allowance	(5,238)	(16,731)
Net deferred tax assets	53,238	43,787
Deferred tax liabilities:
Undistributed foreign earnings	—	(411)
Foreign branch operations	(2,564)	(3,327)
Depreciation and amortization	(42,272)	(56,042)
Other	(1,971)	—
Total deferred tax liabilities	(46,807)	(59,780)
Net deferred tax assets (liabilities)	$6,431	$(15,993)
As of December 31, 2016 and 2015, the Company had U.S. Federal NOL carryforwards of approximately $5.4 million and $39.0 million, respectively. Based on current estimates, approximately $5.0 million of U.S. Federal NOL carryforwards are subject to limitation under Internal Revenue Code of 1986, as amended ("IRC"), §382 and will expire unused beginning in 2018.
As of December 31, 2016 and 2015, the Company had state NOL carryforwards of approximately $52.0 million and $121.9 million, respectively, a portion of which will expire annually beginning in 2018.
The Company also had foreign NOL carryforwards of $54.3 million and $70.4 million as of December 31, 2016 and 2015, respectively. A valuation allowance has been established for jurisdictions where the future benefit is uncertain. At December 31, 2016 and 2015, the valuation allowance for these foreign jurisdictions totaled $3.5 million and $5.5 million, respectively.
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
As discussed in "Note 1 - Basis of Presentation and Changes in Significant Accounting Policies", the Company early adopted ASU No. 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting, effective January 1, 2016.  The Company applied the modified retrospective adoption approach and recorded a cumulative-effect adjustment to retained earnings and reduced its deferred tax liability by $7.6 million. This adjustment related to tax assets that had previously arisen from tax deductions for equity compensation expenses that were greater than the compensation recognized for financial reporting.
The Company recognizes a tax benefit from any uncertain tax positions only if they are more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that the Company believes is more likely than not to be realized upon ultimate settlement of the position. Components of the reserve are classified as either a current or a long-term liability in the accompanying consolidated balance sheets based on when the Company expects each of the items to be settled.
The Company had gross unrecognized tax benefits, exclusive of associated interest and penalties, of approximately $15.7 million and $19.0 million as of December 31, 2016 and 2015, respectively. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016 and 2015, the Company had accrued interest and penalties related to uncertain tax positions of $0.1 million and $2.1 million, respectively. For the year ended December 31, 2016, the Company recorded in the accompanying consolidated statements of operations a tax benefit of $2.0 million related to interest and penalties associated with uncertain tax positions. For the years ended December 31, 2015 and 2014, the Company recorded in the accompanying consolidated statements of operations a tax expense of $0.3 million, and $0.8 million, respectively, related to interest and penalties associated with uncertain tax positions. If recognized, the total amount of unrecognized tax benefits that would impact the effective tax rate is $15.8 million.
The Company does not anticipate a significant change in the unrecognized tax benefits during the next 12 months. A reconciliation of the beginning and ending balances of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance at December 31, 2013	$23,690
Lapse of statute of limitations	(952)
Gross increases for tax positions of prior years	286
Gross decreases for tax positions of prior years	(485)
Impact of foreign currency translation	(774)
Settlements with tax authorities	(199)
Unrecognized tax benefits balance at December 31, 2014	21,566
Lapse of statute of limitations	(2,106)
Increases for tax positions of prior years	2,001
Decreases for tax positions of prior years	(1,594)
Impact of foreign currency translation	(837)
Unrecognized tax benefits balance at December 31, 2015	19,030
Lapse of statute of limitations	(1,446)
Increases for tax positions of prior years	308
Decreases for tax positions of prior years	(2,275)
Impact of foreign currency translation	121
Unrecognized tax benefits at December 31, 2016	$15,738
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
The Company remains subject to audit by the IRS and various state taxing jurisdictions back to 1998 due to NOL carryforwards. The Company's tax filings are open to investigation from 2013 forward in the United Kingdom, which is the jurisdiction of the Company's largest foreign operation.

11. Employee Benefit Plan
The Company offers employees a defined contribution retirement benefit plan (the 401(k) Plan) that complies with Section 401(k) of the IRC. Substantially all U.S. employees that meet minimum age requirements are eligible to participate in the 401(k) Plan. The Company matches 100% of the first 3% of each participant's voluntary contributions and 50% of the next 3% of the participant's contributions. Participants become vested in the Company's matching contributions after three years of service, with vesting of the Company's contributions occurring ratably over this period. The Company's contributions for the years ended December 31, 2016, 2015 and 2014 to the 401(k) Plan were $9.6 million, $5.5 million and $4.6 million, respectively. The Company's contributions are recorded in "Direct costs" and "Selling, general and administrative" expenses line items in the accompanying consolidated statements of operations.
12. Earnings Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share data):

	Net Income (Loss) (Numerator)	Number of Shares (Denominator)	Per Share Amount
For the year ended December 31, 2016
Basic earnings per share	$112,630	54,031	$2.08
Effect of dilutive securities	—	1,579
Diluted earnings per share	$112,630	55,610	$2.03
For the year ended December 31, 2015
Basic earnings per share	$117,047	57,888	$2.02
Effect of dilutive securities	—	2,258
Diluted earnings per share	$117,047	60,146	$1.95
For the year ended December 31, 2014
Basic earnings per share	$(27,220)	53,301	$(0.51)
Effect of dilutive securities	—	—
Diluted earnings per share	$(27,220)	53,301	$(0.51)
The computation of diluted earnings per share excludes unexercised stock options, unvested RSUs, and ESPP purchase rights that are anti-dilutive. The following common stock equivalents were excluded from the earnings per share computation, as their inclusion would have been anti-dilutive (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Weighted average number of stock options, RSUs and ESPP purchase rights calculated using the treasury stock method that were excluded due to the assumed exercise/threshold price exceeding the average market price of the Company's common stock during the period	788	268	709
Weighted average number of stock options calculated using the treasury stock method that were excluded due to the reporting of a net loss for the period	—	—	558
Total common stock equivalents excluded from diluted earnings per share computation	788	268	1,267
13. Segment Information
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
The Company's CODM reviews segment performance and allocates resources based upon segment revenue and segment contribution margin. Inter-segment revenue is eliminated from the segment reporting presented to the CODM and is not included in the segment revenues presented in the table below. Revenue, direct costs and contribution margin for each of our segments are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue:
Clinical Development Services	$1,015,150	$899,024	$798,731
Phase I Services	15,187	15,716	10,997
Segment revenue	1,030,337	914,740	809,728
Reimbursable out-of-pocket expenses not allocated to segments	580,259	484,499	369,071
Total revenue	$1,610,596	$1,399,239	$1,178,799
Direct costs:
Clinical Development Services	$615,090	$531,265	$505,101
Phase I Services	11,543	11,139	9,958
Segment direct costs	626,633	542,404	515,059
Reimbursable out-of-pocket expenses not allocated to segments	580,259	484,499	369,071
Direct costs and reimbursable out-of-pocket expenses	$1,206,892	$1,026,903	$884,130
Segment contribution margin:
Clinical Development Services	$400,060	$367,759	$293,630
Phase I Services	3,644	4,577	1,039
Segment contribution margin	403,704	372,336	294,669
Less expenses not allocated to segments:
Selling, general, and administrative	172,386	156,609	145,143
Restructuring, CEO transition and other costs	13,612	1,785	6,192
Transaction expenses	3,143	1,637	7,902
Goodwill and intangible assets impairment	—	3,931	17,245
Depreciation and amortization	59,204	56,014	54,543
Consolidated income from operations	$155,359	$152,360	$63,644
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

	December 31, 2016	December 31, 2015	December 31, 2014
Net service revenues:
North America(1)	$801,809	$671,528	$570,463
Europe, Middle East and Africa	200,799	223,268	215,836
Asia-Pacific	27,718	19,744	23,406
Latin America	11	200	23
Total net service revenue	1,030,337	914,740	809,728
Reimbursable-out-of-pocket expenses	580,259	484,499	369,071
Total revenue	$1,610,596	$1,399,239	$1,178,799

(1)
Net service revenue for the North America region include revenue attributable to the U.S. of $777.8 million, $650.1 million and $567.3 million, or 75%, 71% and 70% of net service revenues, for the years ended December 31, 2016, 2015 and 2014, respectively. No other countries represented more than 10% of net service revenue for any period.

The following table summarizes long-lived assets by geographic area (in thousands and all intercompany transactions have been eliminated):

	December 31, 2016	December 31, 2015
Property and equipment, net:
North America(1)	$41,057	$28,992
Europe, Middle East and Africa	11,235	9,891
Asia-Pacific	5,101	5,491
Latin America	913	439
Total property and equipment, net	$58,306	$44,813

(1)	Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $40.6 million and $28.7 million as of December 31, 2016 and 2015, respectively.
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

No customer accounted for 10% or more of net service revenue for the years ended December 31, 2016 and 2015. Various subsidiaries of customers A and B accounted for approximately 14% and 12%, respectively, of total net service revenue for the year ended December 31, 2014.
At December 31, 2016 and 2015, no customer accounted for more than 10% of billed and unbilled accounts receivable.
16. Related-Party Transactions
Through November 7, 2014, the Company had an agreement with a significant shareholder for the shareholder to perform certain consulting services. In conjunction with the IPO and subsequent corporate reorganization, the Company paid cash of approximately $3.4 million to terminate this agreement. Under the agreement, the Company recognized $0.4 million of consulting service expense for the year ended December 31, 2014. There were no material related party expenses for the years ended December 31, 2016 and 2015.
The Company recorded net service revenue of $0.5 million and $0.1 million during the years ended December 31, 2016 and 2015, respectively, from a customer who has a significant shareholder who was also a significant shareholder of the Company through August 2016. There was no related-party revenue recorded for the year ended December 31, 2014.
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
Accrued insurance liabilities and related expenses are based on estimates of claims incurred but not reported. Incurred but not reported claims are generally determined by taking into account historical claims payments and known trends such as claim frequency and severity. The Company makes estimated judgments and assumptions with respect to these calculations, including but not limited to, estimated healthcare cost trends, estimated lag time to report any paid claims, average cost per claim and other factors. The Company believes the estimates of future liability are reasonable based on its methodology; however, changes in claims activity (volume and amount per claim) could materially affect the estimate for these liabilities. The Company continually monitors claim activity and incidents and makes necessary adjustments based on these evaluations. As of December 31, 2016 and 2015, the Company had accrued self-insurance reserves of $3.6 million and $2.9 million.

18. Quarterly Results of Operations — Unaudited
The following is a summary of the Company's consolidated quarterly results of operations for each of the fiscal years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Net service revenue	$248,997	$258,804	$259,557	$262,979
Income from operations(1)(2)(5)	32,508	39,655	39,396	43,800
Net income(4)(5)(6)	17,405	30,403	27,331	37,491
Basic earnings per share	$0.32	$0.56	$0.50	$0.70
Diluted earnings per share	$0.31	$0.54	$0.49	$0.68

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Net service revenue	$211,514	$227,376	$234,494	$241,356
Income from operations(1)(2)(3)	32,387	35,939	44,341	39,693
Net income(4)(6)	25,256	23,321	37,814	30,656
Basic earnings per share	$0.41	$0.40	$0.67	$0.55
Diluted earnings per share	$0.40	$0.39	$0.64	$0.53

(1)
Transaction expenses for the three months ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 were $0.6 million, $1.2 million, $1.1 million and $0.3 million, respectively. Transaction expenses for the three months ended March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015 were $0.1 million, $0.4 million, $0.4 million and $0.7 million, respectively. Transaction expenses include legal fees associated with (i) secondary stock offerings and stock repurchase activities, (ii) the 2016 and 2015 debt amendments, and (iii) other corporate projects.

(2)
Restructuring and CEO transition costs for the three months ended March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016 were $6.0 million, $1.4 million, $2.9 million and $3.3 million, respectively. Restructuring (reductions) charges for the three months ended March 31, 2015, June 30, 2015 and December 31, 2015 were $(0.4) million, $2.0 million and $0.2 million, respectively. There were no material restructuring charges for the three months ended September 30, 2015.

(3)	Asset impairment charges were $3.9 million for the three months ended March 31, 2015 related to the Phase I Services reporting unit.

(4)
During the three months ended September 30, 2016, the Company recorded a loss on extinguishment of debt of $0.4 million associated with the 2016 debt refinancing. During the three months ended June 30, 2015, the Company recorded a loss on extinguishment of debt of $9.8 million associated with the 2015 debt refinancing.

(5)
During the three months ended December 31, 2016, the Company determined that it qualified for additional research and development tax credits in certain international locations for expenses incurred during 2016 and recorded a $2.5 million reduction of direct costs.

(6)
During the three months ended December 31, 2016 and 2015, the Company determined that certain valuation allowances were no longer required and recorded a benefit related to the release of valuation allowances totaling $3.4 million and $31.9 million, respectively. See "Note 10 - Income Taxes" for additional information.

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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management's Annual Report on Internal Control Over Financial Reporting
The management of INC Research Holdings, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework established in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) on Form 10-K, information required by this Item concerning our directors and corporate governance is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our 2017 Proxy Statement related to Our Annual Meeting of Stockholders which we intend to file with the SEC within 120 days of the end of our fiscal year.
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
The information required by this Item concerning compliance with Section 16(a) of the United States Securities Exchange Act of 1934, as amended, is incorporated by reference from the section of the 2017 Proxy Statement captioned “Section 16(a) Beneficial Ownership Reporting Compliance.”
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation and Other Matters” and “Director Compensation for Fiscal year 2016” in the 2017 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth the indicated information as of December 31, 2016 with respect to our equity compensation plans approved by security holders:

Plan Description	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2016 Employee Stock Purchase Plan	—	$—	1,000,000
2014 Equity Incentive Plan	730,392	$41.35	3,158,308
2010 Equity Incentive Plan	1,439,843	$12.42	—
Total	2,170,235		4,158,308
Our equity compensation plans consist of the 2016 Employee Stock Purchase Plan, the 2014 Equity Incentive Plan and the 2010 Equity Incentive Plan, which were approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.
Information regarding security ownership and securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the information under the section captioned “Transactions With Related Persons” and “Corporate Governance Matters” in the 2017 Proxy Statement.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the 2017 Proxy Statement.

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

(b) Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of INC Research Holdings, Inc.	8-K	001-36730	3.1	November 13, 2014
3.2	Amended and Restated Bylaws of INC Research Holdings, Inc.	8-K	001-36730	3.3	December 16, 2016
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-199178	4.1	October 27, 2014
4.2	Second Amended and Restated Stockholders Agreement, by and among INC Research Holdings, Inc. and certain stockholders named therein.	8-K	001-36730	4.2	November 13, 2014
10.3.1#	Triangle Acquisition Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.1	October 6, 2014
10.3.2#	Amendment No. 1 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.2	October 6, 2014
10.3.3#	Amendment No. 2 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.3	October 6, 2014
10.4#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.4	October 6, 2014
10.5#	INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.5	October 17, 2014
10.6#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.6	October 17, 2014
10.7#	2013 Management Incentive Plan.	S-1	333-199178	10.7	October 6, 2014
10.8#	Form of Management Incentive Plan.	S-1	333-199178	10.8	October 6, 2014
10.9.1	Lease, dated May 6, 2010, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.1	October 6, 2014
10.9.2	Lease Amendment No. 1, dated August 26, 2010, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.2	October 6, 2014
10.9.3	Lease Amendment No. 2, dated August 23, 2011, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.3	October 6, 2014
10.9.4	Lease Amendment No. 3, dated January 4, 2013, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.4	October 6, 2014
10.10#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and D. Jamie Macdonald.	S-1	333-199178	10.10	October 6, 2014
10.11#	Executive Employment Agreement, effective as of August 5, 2013, by and between INC Research, LLC and Gregory S. Rush.	S-1	333-199178	10.11	October 6, 2014
10.12.1#	Executive Service Agreement, effective as of July 31, 2014, by and between INC Research Holdings Limited and Alistair Macdonald.	S-1	333-199178	10.12	October 6, 2014
10.12.2#	Amendment Two to the Executive Service Agreement, effective as of January 1, 2015, by and between INC Research Holdings Limited and Alistair Macdonald.	10-Q	001-36730	10.1	April 27, 2015
10.13#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and Christopher L. Gaenzle.	S-1	333-199178	10.13	October 6, 2014

10.14#	Form of Restricted Stock Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.14	October 17, 2014
10.15#	Form of Nonqualified Stock Option Award Agreement for Non-U.S. Participant under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.15	October 17, 2014
10.16#	Form of 2010 Equity Incentive Plan Stock Adjustment Letter.	S-1/A	333-199178	10.16	October 27, 2014
10.17#	Form of 2010 Equity Incentive Plan Stock Option Performance Award Amendment Letter.	S-1/A	333-199178	10.17	October 17, 2014
10.18	Credit Agreement, dated November 13, 2014, among INC Research, LLC, as the Borrower, INC Research Holdings, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, Goldman Sachs Bank, USA, Credit Suisse Securities (USA) LLC, ING Capital LLC, RBC Capital Markets and Wells Fargo Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and Natixis, as Documentation Agent.	10-K	001-36730	10.18	February 24, 2015
10.19	Guarantee and Collateral Agreement, dated November 13, 2014, made by INC Research, LLC, INC Research Holdings, Inc. and the other signatories thereto, in favor of Goldman Sachs Bank USA, as Collateral Agent and Administrative Agent.	10-K	001-36730	10.19	February 24, 2015
10.20	Form of Stock Repurchase Agreement, by and among INC Research Holdings, Inc. and certain stockholders named therein.	S-1/A	333-203640	10.21	May 4, 2015
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
		8-K	001-36730	10.1	May 15, 2015
10.22#	Form of Nonqualified Option Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.1	October 29, 2015
10.23#	Form of Nonqualified Option Award Agreement for Non-U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.2	October 29, 2015
10.24#	Form of Nonqualified Option Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.3	October 29, 2015
10.25#	Form of Restricted Stock Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.4	October 29, 2015
10.26#	Form of Restricted Stock Award Agreement for Non-U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.5	October 29, 2015
10.27#	Form of Restricted Stock Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.6	October 29, 2015
10.28	Stock Repurchase Agreement, dated November 30, 2015, by and among INC Research Holdings, Inc. and certain stockholders named therein.	8-K	001-36730	10.23	December 4, 2015
10.29#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and Michael Gibertini, PhD.	10-K	001-36730	10.29	February 25, 2016

10.30#	Form of Performance Restricted Stock Unit Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.1	May 2, 2016
10.31#	Form of Performance Restricted Stock Unit Award Agreement for Non-U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.2	May 2, 2016
10.32#	2016 Employee Stock Purchase Plan.	S-8	333-212154	4.3	June 21, 2016
10.33#	INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	S-8	333-212154	4.4	June 21, 2016
10.34#	Transition Agreement, by and among Duncan Jamie Macdonald, INC Research, LLC and INC Research Holdings, Inc. entered into as of July 27, 2016.	8-K	001-36730	10.1	July 28, 2016
10.35#	Executive Service Agreement, by and between INC Research Holding Limited and Alistair Macdonald.	8-K	001-36730	10.2	July 28, 2016
10.36#	Letter Agreement, by and between INC Research Holdings Limited and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.3	July 28, 2016
10.37#	Letter Agreement, by and between INC Research Holdings, Inc. and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.4	July 28, 2016
10.38	Stock Repurchase Agreement, dated August 12, 2016, by and among INC Research Holdings, Inc. and certain stockholders named therein.	8-K	001-36730	10.1	August 18, 2016
10.39	First Amendment to Credit Agreement and Increase Revolving Joinder, dated August 31, 2016, among INC Research, LLC, as the Borrower, INC Research Holdings, Inc., Subsidiary Guarantors, lenders party to the Credit Agreement, dated May 14, 2015, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	001-36730	10.1	August 31, 2016
10.40#	Form of Retention Agreement for Participants.	8-K	001-36730	10.1	September 15, 2016
10.41#	INC Research Holdings, Inc. Executive Severance Plan adopted September 15, 2016.	8-K	001-36730	10.2	September 15, 2016
10.42#	Form of Restricted Stock Unit Award Agreement for U.S. Executives 2014 Equity Incentive Plan.	10-Q	001-36730	10.8	October 31, 2016
21.1	List of Significant Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith
23.2	Consent of Deloitte & Touche LLP.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith

101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
# Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INC Research Holdings, Inc.
By:	/s/ Alistair Macdonald
	Name:	Alistair Macdonald
	Title:	Chief Executive Officer (Principal Executive Officer) and Director
	Date:	February 27, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alistair Macdonald	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2017
Alistair Macdonald

/s/ Gregory S. Rush	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017
Gregory S. Rush

/s/ David Y. Norton	Chairman and Director	February 27, 2017
David Y. Norton

/s/ Robert W. Breckon	Director	February 27, 2017
Robert W. Breckon

/s/ David F. Burgstahler	Director	February 27, 2017
David F. Burgstahler

/s/ Richard N. Kender	Director	February 27, 2017
Richard N. Kender

/s/ Kenneth F. Meyers	Director	February 27, 2017
Kenneth F. Meyers

/s/ Matthew E. Monaghan	Director	February 27, 2017
Matthew E. Monaghan

/s/ Eric P. Pâques	Director	February 27, 2017
Eric P. Pâques

EXHIBIT INDEX

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of INC Research Holdings, Inc.	8-K	001-36730	3.1	November 13, 2014
3.2	Amended and Restated Bylaws of INC Research Holdings, Inc.	8-K	001-36730	3.3	December 16, 2016
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-199178	4.1	October 27, 2014
4.2	Second Amended and Restated Stockholders Agreement, by and among INC Research Holdings, Inc. and certain stockholders named therein.	8-K	001-36730	4.2	November 13, 2014
10.3.1#	Triangle Acquisition Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.1	October 6, 2014
10.3.2#	Amendment No. 1 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.2	October 6, 2014
10.3.3#	Amendment No. 2 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.3	October 6, 2014
10.4#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.4	October 6, 2014
10.5#	INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.5	October 17, 2014
10.6#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.6	October 17, 2014
10.7#	2013 Management Incentive Plan.	S-1	333-199178	10.7	October 6, 2014
10.8#	Form of Management Incentive Plan.	S-1	333-199178	10.8	October 6, 2014
10.9.1	Lease, dated May 6, 2010, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.1	October 6, 2014
10.9.2	Lease Amendment No. 1, dated August 26, 2010, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.2	October 6, 2014
10.9.3	Lease Amendment No. 2, dated August 23, 2011, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.3	October 6, 2014
10.9.4	Lease Amendment No. 3, dated January 4, 2013, by and between INC Research, Inc. and Highwoods Realty Limited Partnership.	S-1	333-199178	10.9.4	October 6, 2014
10.10#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and D. Jamie Macdonald.	S-1	333-199178	10.10	October 6, 2014
10.11#	Executive Employment Agreement, effective as of August 5, 2013, by and between INC Research, LLC and Gregory S. Rush.	S-1	333-199178	10.11	October 6, 2014
10.12.1#	Executive Service Agreement, effective as of July 31, 2014, by and between INC Research Holdings Limited and Alistair Macdonald.	S-1	333-199178	10.12	October 6, 2014
10.12.2#	Amendment Two to the Executive Service Agreement, effective as of January 1, 2015, by and between INC Research Holdings Limited and Alistair Macdonald.	10-Q	001-36730	10.1	April 27, 2015
10.13#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and Christopher L. Gaenzle.	S-1	333-199178	10.13	October 6, 2014
10.14#	Form of Restricted Stock Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.14	October 17, 2014
10.15#	Form of Nonqualified Stock Option Award Agreement for Non-U.S. Participant under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.15	October 17, 2014
10.16#	Form of 2010 Equity Incentive Plan Stock Adjustment Letter.	S-1/A	333-199178	10.16	October 27, 2014

10.17#	Form of 2010 Equity Incentive Plan Stock Option Performance Award Amendment Letter.	S-1/A	333-199178	10.17	October 17, 2014
10.18	Credit Agreement, dated November 13, 2014, among INC Research, LLC, as the Borrower, INC Research Holdings, Inc., the several banks and other financial institutions or entities from time to time parties thereto, and Goldman Sachs Bank USA, as Administrative Agent and Collateral Agent, Goldman Sachs Bank, USA, Credit Suisse Securities (USA) LLC, ING Capital LLC, RBC Capital Markets and Wells Fargo Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and Natixis, as Documentation Agent.	10-K	001-36730	10.18	February 24, 2015
10.19	Guarantee and Collateral Agreement, dated November 13, 2014, made by INC Research, LLC, INC Research Holdings, Inc. and the other signatories thereto, in favor of Goldman Sachs Bank USA, as Collateral Agent and Administrative Agent.	10-K	001-36730	10.19	February 24, 2015
10.20	Form of Stock Repurchase Agreement, by and among INC Research Holdings, Inc. and certain stockholders named therein.	S-1/A	333-203640	10.21	May 4, 2015
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
		8-K	001-36730	10.1	May 15, 2015
10.22#	Form of Nonqualified Option Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.1	October 29, 2015
10.23#	Form of Nonqualified Option Award Agreement for Non-U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.2	October 29, 2015
10.24#	Form of Nonqualified Option Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.3	October 29, 2015
10.25#	Form of Restricted Stock Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.4	October 29, 2015
10.26#	Form of Restricted Stock Award Agreement for Non-U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.5	October 29, 2015
10.27#	Form of Restricted Stock Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.6	October 29, 2015
10.28	Stock Repurchase Agreement, dated November 30, 2015, by and among INC Research Holdings, Inc. and certain stockholders named therein.	8-K	001-36730	10.23	December 4, 2015
10.29#	Executive Employment Agreement, effective as of July 31, 2014, by and between INC Research, LLC and Michael Gibertini, PhD.	10-K	001-36730	10.29	February 25, 2016
10.30#	Form of Performance Restricted Stock Unit Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.1	May 2, 2016
10.31#	Form of Performance Restricted Stock Unit Award Agreement for Non-U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.2	May 2, 2016
10.32#	2016 Employee Stock Purchase Plan.	S-8	333-212154	4.3	June 21, 2016
10.33#	INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	S-8	333-212154	4.4	June 21, 2016
10.34#	Transition Agreement, by and among Duncan Jamie Macdonald, INC Research, LLC and INC Research Holdings, Inc. entered into as of July 27, 2016.	8-K	001-36730	10.1	July 28, 2016

10.35#	Executive Service Agreement, by and between INC Research Holding Limited and Alistair Macdonald.	8-K	001-36730	10.2	July 28, 2016
10.36#	Letter Agreement, by and between INC Research Holdings Limited and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.3	July 28, 2016
10.37#	Letter Agreement, by and between INC Research Holdings, Inc. and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.4	July 28, 2016
10.38	Stock Repurchase Agreement, dated August 12, 2016, by and among INC Research Holdings, Inc. and certain stockholders named therein.	8-K	001-36730	10.1	August 18, 2016
10.39	First Amendment to Credit Agreement and Increase Revolving Joinder, dated August 31, 2016, among INC Research, LLC, as the Borrower, INC Research Holdings, Inc., Subsidiary Guarantors, lenders party to the Credit Agreement, dated May 14, 2015, and Wells Fargo Bank, National Association, as Administrative Agent.	8-K	001-36730	10.1	August 31, 2016
10.40#	Form of Retention Agreement for Participants.	8-K	001-36730	10.1	September 15, 2016
10.41#	INC Research Holdings, Inc. Executive Severance Plan adopted September 15, 2016.	8-K	001-36730	10.2	September 15, 2016
10.42#	Form of Restricted Stock Unit Award Agreement for U.S. Executives 2014 Equity Incentive Plan.	10-Q	001-36730	10.8	October 31, 2016
21.1	List of Significant Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Ernst & Young LLP.	—	—	—	Filed herewith
23.2	Consent of Deloitte & Touche LLP.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Furnished herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Furnished herewith
# Management contract or compensatory plan.