Form 10-Q
period 2017-03-31
INC Research Holdings, Inc.
filed 2017-05-10
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2017, there were approximately 54,103,923 shares of the registrant's common stock outstanding.

INC RESEARCH HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net service revenue	$252,078	$248,997
Reimbursable out-of-pocket expenses	129,840	164,090
Total revenue	381,918	413,087

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	154,835	152,058
Reimbursable out-of-pocket expenses	129,840	164,090
Selling, general, and administrative	44,934	43,479
Restructuring, CEO transition, and other costs	1,927	6,038
Transaction expenses	2	561
Depreciation	6,164	4,892
Amortization	9,464	9,461
Total operating expenses	347,166	380,579
Income from operations	34,752	32,508

Other (expense) income, net:
Interest income	112	34
Interest expense	(3,100)	(3,004)
Other (expense) income, net	(3,457)	(5,117)
Total other (expense) income, net	(6,445)	(8,087)
Income before provision for income taxes	28,307	24,421
Income tax expense	(7,120)	(7,016)
Net income	$21,187	$17,405

Earnings per share:
Basic	$0.39	$0.32
Diluted	$0.38	$0.31
Weighted average common shares outstanding:
Basic	54,015	53,955
Diluted	55,123	55,862

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$21,187	$17,405
Unrealized gains on derivative instruments, net of income tax expense of $87 and $0, respectively	150	—
Foreign currency translation adjustments	4,846	5,336
Comprehensive income	$26,183	$22,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$164,405	$102,471
Restricted cash	635	607
Accounts receivable billed, net	187,819	211,476
Accounts receivable unbilled	159,015	173,873
Prepaid expenses and other current assets	27,272	34,202
Total current assets	539,146	522,629
Property and equipment, net	57,485	58,306
Goodwill	553,071	552,502
Intangible assets, net	105,074	114,486
Deferred income taxes	18,136	14,726
Other long-term assets	18,686	25,858
Total assets	$1,291,598	$1,288,507

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,851	$23,693
Accrued liabilities	133,663	153,559
Deferred revenue	287,920	277,600
Current portion of long-term debt	17,813	11,875
Total current liabilities	458,247	466,727
Long-term debt, less current portion	470,053	485,849
Deferred income taxes	1,903	8,295
Other long-term liabilities	25,949	26,163
Total liabilities	956,152	987,034

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	—	—
Common stock, $0.01 par value; 600,000,000 shares authorized, 54,089,087 and 53,762,786 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	541	538
Additional paid-in capital	582,972	573,176
Accumulated other comprehensive loss, net of taxes	(37,254)	(42,250)
Accumulated deficit	(210,813)	(229,991)
Total shareholders' equity	335,446	301,473
Total liabilities and shareholders' equity	$1,291,598	$1,288,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$21,187	$17,405
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,628	14,353
Amortization of capitalized loan fees	201	262
Share-based compensation	5,819	2,816
(Recovery of) provision for doubtful accounts	(7)	1,129
Deferred income taxes	87	(1,268)
Foreign currency adjustments	2,707	7,774
Other non-cash items	364	130
Changes in operating assets and liabilities:
Billed and unbilled accounts receivable	39,264	(60,833)
Accounts payable and accrued expenses	(20,457)	13,048
Deferred revenue	8,232	(1,058)
Other assets and liabilities	2,673	5,596
Net cash provided by (used in) operating activities	75,698	(646)
Cash flows from investing activities:
Purchases of property and equipment	(10,571)	(4,774)
Net cash used in investing activities	(10,571)	(4,774)
Cash flows from financing activities:
Proceeds from revolving line of credit	15,000	—
Repayments of revolving line of credit	(25,000)	(30,000)
Proceeds from exercise of stock options	5,153	3,559
Payments related to tax withholding for share-based compensation	(1,173)	(11)
Net cash used in financing activities	(6,020)	(26,452)
Effect of exchange rate changes on cash and cash equivalents	2,827	42
Net increase (decrease) in cash and cash equivalents	61,934	(31,830)
Cash and cash equivalents, beginning of period	102,471	85,011
Cash and cash equivalents, end of period	$164,405	$53,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Changes in Significant Accounting Policies
Nature of Operations
INC Research Holdings, Inc. (the "Company") is a global Contract Research Organization ("CRO"). The Company derives its revenue from providing an integrated suite of therapeutically aligned investigative site support and clinical development services focused on Phase I to Phase IV stages of clinical trials. The Company's customers include large, mid-sized, and small companies in the pharmaceutical, biotechnology, and medical device industries.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the periods presented in the financial statements. Examples of estimates and assumptions include fair value of goodwill and intangible assets and their potential impairment, useful lives of tangible and intangible assets, allowances for doubtful accounts, potential future outcomes of events for which income tax consequences have been recognized in our consolidated financial statements or tax returns, valuation of allowances for deferred tax assets, fair value of share-based compensation and its amortization period, loss contingencies, fair value of derivative instruments and related hedge effectiveness, and judgments related to revenue recognition, among others.
The Company evaluates its estimates and assumptions on an ongoing basis and bases its estimates on experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances based on the information available to management at the time these estimates and assumptions are made. Actual results and outcomes may differ materially from these estimates and assumptions.
Unaudited Interim Financial Information
The Company prepared the accompanying unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting.
The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 27, 2017. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or any other future period. The amounts in the consolidated condensed balance sheet as of December 31, 2016 are derived from the amounts in the audited consolidated balance sheet as of December 31, 2016.

Recently Adopted Accounting Standards
Income Taxes. Effective January 1, 2017, the Company elected to early adopt Accounting Standard Update ("ASU") No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. Under the updated accounting guidance the Company recognizes income tax consequences immediately when the transfer of an inter-entity asset other than inventory occurs across jurisdictions rather than deferring the tax effects of those transactions until a transfer is made to a third party. The Company adopted this standard using the modified retrospective approach and recorded a cumulative-effect adjustment as of January 1, 2017. As a result, the Company recorded (i) a reduction in prepaid income taxes of $11.7 million, (ii) a net increase in deferred income tax assets of $9.7 million, and (iii) a decrease in retained earnings of $2.0 million. Prior periods have not been adjusted.
Recently Issued Accounting Standards Not Yet Adopted
Test for Goodwill Impairment. In January 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment, which eliminates the second step of the current two-step GAAP guidance for testing goodwill for impairment and is intended to reduce the cost and complexity of goodwill impairment testing. The entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessments of goodwill impairment. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
Statement of Cash Flows - Restricted Cash. In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows - Restricted Cash, which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents will be required to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. The Company believes the impact of adopting this standard on its consolidated financial statements will be immaterial.
Statement of Cash Flows - Classification of Cash Receipts and Payments. In August 2016, FASB issued ASU No. 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which provides guidance on reducing the diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. In addition to other specific cash flow issues, ASU 2016-15 provides clarification on when an entity should separate cash receipts and cash payments into more than one class of cash flows and when an entity should classify those cash receipts and payments into one class of cash flows on the basis of predominance. The new guidance is effective for the fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. The Company believes the impact of adopting this standard on its consolidated financial statements will be immaterial.
Financial Instruments - Credit Losses. In June 2016, FASB issued ASU No. 2016-13, Credit Losses, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 amends guidance on reporting credit losses for assets held at amortized cost basis and available for sale debt securities. The ASU also introduces a new forward-looking “expected loss” approach, to estimate credit losses on most financial assets and certain other instruments, including trade receivables. To estimate expected credit losses, entities will be required to consider historical information, current information, and reasonable and supportable forecasts. This ASU also expands the disclosure requirements regarding the entity’s assumptions, models and methods for estimating expected credit losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for public entities for annual and interim periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
Leases. In February 2016, FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet, including leases that were previously classified as operating leases. The ASU also requires additional disclosures about leasing arrangements related to the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments is permitted and the new guidance will be applied using a modified retrospective approach. The Company has begun its assessment of the impact of this standard and plans to complete the assessment during the second half of 2017. The Company plans to early adopt the amendments of this update as of January 1, 2018.
Financial Instruments - Recognition and Measurement. In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Recognition and Measurement of Financial Assets and Liabilities. ASU 2016-01 requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidating the investee). The amendments in this ASU also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this ASU eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption of the amendments is not permitted for public companies. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.
Revenue from Contracts with Customers. In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 eliminates transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a single principles based model for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue when a customer obtains control of promised goods or services. Revenue will be recognized in the amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The standard also requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments, as well as assets recognized from costs incurred to obtain or fulfill a contract. FASB recently issued several amendments to the standard, including clarifications on principal versus agent considerations, identifying performance obligations, disclosure of prior-period performance obligations and accounting for licenses of intellectual property.
For public entities, the standard is effective for reporting periods beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Entities can adopt the standard either retrospectively to each period presented (full retrospective approach), or retrospectively with the cumulative effect of initially applying the guidance recognized as of the date of adoption (modified retrospective or cumulative effect approach).
The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures, drafting accounting policies, and designing changes to business processes, controls, and systems. The Company expects to change its method of recognizing revenue from the majority of its contracts with customers from an outputs-based methodology to an inputs-based methodology. Additionally, the Company expects that the majority of its contracts will have a single performance obligation. The Company continues to evaluate questions relating to timing of the recognition of contracts and modifications in contract backlog, the timing and quantification of variable components of estimated service revenue, and the selection of the appropriate inputs to be used in the calculation of service delivery. The Company expects to complete this process in the second half of 2017 and expects to adopt the new standard effective January 1, 2018, using the modified retrospective approach. The Company is currently evaluating the financial impact of adopting this standard.
2. Financial Statement Details
Billed accounts receivable, net
Billed accounts receivable, net consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Billed accounts receivable	$193,708	$217,360
Allowance for doubtful accounts	(5,889)	(5,884)
Billed accounts receivable, net	$187,819	$211,476
Goodwill
Changes in carrying amount of goodwill by segment for the three months ended March 31, 2017 were as follows (in thousands):

	Total	Clinical Development Services	Phase I Services
Balance at December 31, 2016:
Gross carrying amount	$568,668	$560,526	$8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Goodwill net of accumulated impairment losses	552,502	552,502	—
2017 Activity:
Impact of foreign currency translation	569	569	—
Balance at March 31, 2017:
Gross carrying amount	569,237	561,095	8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Goodwill net of accumulated impairment losses	$553,071	$553,071	$—
Accumulated other comprehensive loss, net of tax
Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Foreign currency translation adjustments	$(38,510)	$(43,356)
Unrealized gains on derivative instruments, net of tax	1,256	1,106
Accumulated other comprehensive loss, net of tax	$(37,254)	$(42,250)

Changes in accumulated other comprehensive loss, net of tax were as follows (in thousands):

	Unrealized gain on derivative instruments, net of tax	Foreign currency translation adjustments	Total
Balance at December 31, 2016	$1,106	$(43,356)	$(42,250)
Other comprehensive gain before reclassifications	193	4,846	5,039
Amount of gain reclassified from accumulated other comprehensive loss into statement of operations	(43)	—	(43)
Net current period other comprehensive gain, net of tax	150	4,846	4,996
Balance at March 31, 2017	$1,256	$(38,510)	$(37,254)
Unrealized gains on derivative instruments represent the effective portion of gains associated with interest rate swaps designated as cash flow hedges of the variable interest rate exposure of the Company's term loan. The Company reclassifies these gains into net income as it makes interest payments on its term loan. Amounts to be reclassified to net income in the next 12 months are expected to be immaterial.

The tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2017 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments (a)	$4,846	$—	$4,846
Unrealized gain on derivative instruments:
Unrealized gains arising during period	305	(112)	193
Less: reclassification adjustment for gains realized in net income	(68)	25	(43)
Net unrealized gains	237	(87)	150
Other comprehensive income	$5,083	$(87)	$4,996
(a) Income taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are intended to be held indefinitely.
Other (expense) income, net
Other (expense) income, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Net realized foreign currency (loss) gain	$(670)	$2,870
Net unrealized foreign currency (loss) gain	(2,707)	(7,774)
Other, net	(80)	(213)
Total other (expense) income, net	$(3,457)	$(5,117)

3. Leases
In January 2017, the Company entered into a 12-year lease for its new corporate headquarters building in Morrisville, North Carolina, where it intends to relocate all employees from its two existing locations in Raleigh, North Carolina. The Company expects the construction of the new building to be completed in mid-2018 and anticipates completing its relocation efforts prior to the current leases expiring in early 2019. Additionally, in February 2017, the Company entered into a new 11-year lease agreement for new office space in Farnborough, United Kingdom, which is near its existing Camberley, United Kingdom site. The Company also anticipates completing its relocation efforts prior to the Camberley lease expiring in 2018.
Lease payments are subject to increases as specified in the lease agreements. As of March 31, 2017, future minimum lease payments under non-cancellable operating leases for the fiscal years following December 31, 2016 are summarized as follows (in thousands):

Fiscal Year	Operating Leases
2017 (remaining 9 months)	$15,765
2018	17,860
2019	15,076
2020	11,793
2021	10,396
2022 and thereafter	58,844
Total minimum payments	$129,734
4. Derivative Financial Instruments
In May 2016, the Company entered into interest rate swap agreements with a combined notional value of $300.0 million in an effort to limit its exposure to variable interest rates on its term loan. Interest began accruing on the interest rate swaps on June 30, 2016, and the swaps will expire on June 30, 2018, and May 14, 2020. The material terms of these agreements are substantially the same as those contained within the credit agreement, including the monthly settlements with the counterparty.
The interest rate swaps have been designated as cash flow hedges because these transactions were executed to manage the Company's exposure to variable interest rate movements and their impact on future interest payments. The effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified to net income in the period the hedged transaction is recognized in earnings. The ineffective portion of the change in fair value of derivative instruments is recognized as non-operating income or expense immediately when incurred and included in the "Interest expense" line item in the accompanying unaudited condensed consolidated statements of operations. The amount of hedge ineffectiveness recorded in net income during the three months ended March 31, 2017, was immaterial and was attributable to the inconsistencies in certain terms between the interest rate swaps and the credit agreement.
The fair values of the Company’s interest rate swaps designated as hedging instruments and the line items on the accompanying unaudited condensed consolidated balance sheets at the end of each period were as follows (in thousands):

	Balance Sheet Classification	March 31, 2017	December 31, 2016
Interest rate swaps - current	Prepaid expenses and other current assets	$808	$461
Interest rate swaps - non-current	Other long-term assets	$1,600	$1,717

5. Fair Value Measurements
Assets and Liabilities Carried at Fair Value
As of March 31, 2017, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, outstanding debt, and interest rate derivative instruments. The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximates their respective carrying amounts because of the liquidity and short-term nature of these financial instruments.
The estimated fair value of the outstanding long-term debt and revolver was determined based on the market prices for similar financial instruments or model-derived valuations based on observable inputs. As of March 31, 2017, the estimated fair value of the outstanding long-term debt and revolver was approximately $490.0 million and these liabilities were considered to be Level 2 fair value measurements.
Recurring Fair Value Measurements
The fair value of interest rate derivative instruments is determined using the market standard methodology of discounted future variable cash receipts. The variable cash receipts are determined by discounting the future expected cash receipts that would occur if variable interest rates rise above the fixed rate of the swaps. The variable interest rates used in the calculation of projected receipts on the swap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As of March 31, 2017, the fair value of the interest rate derivative instruments was approximately $2.4 million and these derivative instruments were considered Level 2 fair value measurements.
As of March 31, 2017, the Company did not have any assets or liabilities subject to recurring measurement that were considered Level 3 fair value measurement (which require the use of significant unobservable inputs). During the three months ended March 31, 2017 there were no transfers between Level 1, Level 2 or Level 3 fair value measurements.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying unaudited condensed consolidated balance sheets at cost and are re-measured to fair value on a non-recurring basis. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill and indefinite-lived intangible assets, net are tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. The Company tests finite-lived intangible assets for impairment upon the occurrence of certain triggering events.
6. Restructuring, CEO Transition, and Other Costs
In July 2016, the Company entered into a transition agreement with its former Chief Executive Officer ("CEO") related to his transition from the position of CEO effective October 1, 2016, and subsequent services to be rendered through his separation date of February 28, 2017. Payments under this agreement are expected to be made through August 2018. In addition, in September 2016, the Company entered into retention agreements with certain key employees coinciding with the CEO transition for retention periods of up to one year. For the three months ended March 31, 2017, the Company recognized $0.4 million of costs associated with these retention agreements and expects to incur an additional $0.4 million of costs related to these agreements through August 2017.
For the three months ended March 31, 2017 the Company incurred $0.7 million of facility closure and lease costs related to the Company's focus on optimizing its resources worldwide. Additionally, during the three months ended March 31, 2017, the Company incurred $0.3 million of consulting costs related to the continued consolidation of its legal entities and restructuring of its contract management process to meet the requirements of upcoming accounting regulation changes and $0.6 million of other costs.

The following table summarizes activity related to the liabilities associated with restructuring, CEO transition, and other costs during the three months ended March 31, 2017 (in thousands):

	Employee Severance Costs, Including Executive Transition Costs	Facility Closure and Lease Costs	Other Costs	Total
Balance at December 31, 2016	$4,695	$3,817	$80	$8,592
Restructuring charges incurred (a)	352	722	527	1,601
Cash payments made	(1,658)	(974)	(562)	(3,194)
Balance at March 31, 2017	$3,389	$3,565	$45	$6,999
(a) Total restructuring, CEO transition, and other costs for the three months ended March 31, 2017 include $0.3 million of other non-cash expenses that were not recorded as a restructuring liability and are therefore excluded from the rollforward above.
Liabilities associated with these costs are included in the "Accrued liabilities" and "Other long-term liabilities" line items in the accompanying unaudited condensed consolidated balance sheets. Costs recognized in net income during the period related to these activities are included in the "Restructuring, CEO transition, and other costs" line item in the unaudited condensed consolidated statements of operations. These costs are not allocated to the Company’s reportable segments because they are not part of the segment performance measures regularly reviewed by management.
7. Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per share computations of common stock based on the Company's consolidated earnings is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income	$21,187	$17,405
Denominator:
Basic weighted average common shares outstanding	54,015	53,955
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	1,108	1,907
Diluted weighted average common shares outstanding	55,123	55,862
Earnings per share:
Basic	$0.39	$0.32
Diluted	$0.38	$0.31

Potential common shares outstanding that are considered antidilutive are excluded from the computation of diluted earnings per share. Potential common shares related to stock options and other awards under deferred share-based compensation programs may be determined antidilutive based on the application of the treasury stock method. Potential common shares are also considered antidilutive in the event of net loss from operations. The number of potential shares outstanding that were considered antidilutive using the treasury stock method and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Antidilutive stock options and other awards	908	881
8. Share-Based Compensation
Restricted Stock Units Awards
The following table summarizes the number of outstanding RSUs and activity as of and during the three months ended March 31, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	708,695
Granted	473,949	$51.55
Vested	(62,795)
Forfeited	(8,451)
Non-vested at March 31, 2017	1,111,398
Employee Stock Purchase Plan

The Company recognized share-based compensation expense of $0.4 million under the 2016 Employee Stock Purchase Plan ("ESPP") for the three months ended March 31, 2017. As of March 31, 2017, there were 60,237 shares issued and 939,763 shares reserved for future issuance under the ESPP.

Share-based Compensation Expense
The amount of share-based compensation expense recognized in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
Income Statement Classification	2017	2016
Direct costs	$2,713	$1,259
Selling, general, and administrative expenses	3,106	1,557
Total share-based compensation expense	$5,819	$2,816
9. Income Taxes
The Company’s effective tax rate for the three months ended March 31, 2017 was 25.2%. The effective tax rate for the three months ended March 31, 2017 was lower than the U.S. federal statutory income tax rate primarily due to (i) income earned in various international tax jurisdictions that apply lower income tax rates, (ii) research tax credits, and (iii) discrete tax adjustments related to excess tax benefits on share-based compensation payments.

The Company’s effective tax rate for the three months ended March 31, 2016 was 28.7%. The effective tax rate for the three months ended March 31, 2016 was lower than the U.S. federal statutory income tax rate primarily due to (i) income or losses generated in jurisdictions where the income tax expense or benefit was offset by a corresponding change in the valuation allowance on net deferred tax assets, (ii) income earned in various international tax jurisdictions that apply lower income tax rates, and (iii) discrete tax adjustments related to the release of valuation allowances and unrecognized tax benefits.
The Company's gross unrecognized tax benefits, exclusive of associated interest and penalties, were $15.7 million as of March 31, 2017 and December 31, 2016, respectively, all of which would impact the Company's effective income tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income tax expense. As of March 31, 2017 and December 31, 2016, accrued interest and accrued penalties totaled $0.1 million, respectively.
Effective January 1, 2017, the Company adopted new guidance under ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. For additional discussion of the new guidance, see Note 1 - Basis of Presentation and Changes in Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements.
10. Segment Information
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

The Company’s Chief Operating Decision Maker ("CODM") reviews segment performance and allocates resources based upon segment revenue and segment contribution margin. Inter-segment revenue is eliminated from the segment reporting presented to the CODM and is not included in the segment revenue presented in the table below. Revenue, direct costs, and contribution margin for each of the Company's segments were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue:
Clinical Development Services	$249,727	$245,973
Phase I Services	2,351	3,024
Segment revenue	252,078	248,997
Reimbursable out-of-pocket expenses not allocated to segments	129,840	164,090
Total revenue	$381,918	$413,087
Direct costs:
Clinical Development Services	$152,620	$149,314
Phase I Services	2,215	2,744
Segment direct costs	154,835	152,058
Reimbursable out-of-pocket expenses not allocated to segments	129,840	164,090
Direct costs and reimbursable out-of-pocket expenses	$284,675	$316,148
Segment contribution margin:
Clinical Development Services	$97,107	$96,659
Phase I Services	136	280
Segment contribution margin	97,243	96,939
Less expenses not allocated to segments:
Selling, general, and administrative	44,934	43,479
Restructuring, CEO transition and other costs	1,927	6,038
Transaction expenses	2	561
Depreciation and amortization	15,628	14,353
Consolidated income from operations	$34,752	$32,508
The CODM reviews the Company's assets on a consolidated basis. The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance or allocating resources.

11. Operations by Geographic Location
The Company conducts operations in North America, Europe, Middle East and Africa, Asia-Pacific, and Latin America through wholly-owned subsidiaries and representative sales offices. The Company attributes net service revenue to geographical locations based upon the location of the customer (i.e., the location to which the Company invoices the end customer). Total revenue by geographic area was as follows (in thousands, all intercompany transactions have been eliminated):

	Three Months Ended March 31,
	2017	2016
Revenue:
North America(a)	$184,287	$185,714
Europe, Middle East and Africa	57,262	56,898
Asia-Pacific	10,529	6,372
Latin America	—	13
Total net service revenue	252,078	248,997
Reimbursable-out-of-pocket expenses	129,840	164,090
Total revenue	$381,918	$413,087
(a)Net service revenue for the North America region includes revenue attributable to the United States of $178.4 million and $180.5 million, or 70.8% and 72.5% of net service revenue, for the three months ended March 31, 2017 and March 31, 2016, respectively. No other country represented more than 10% of net service revenue for any period.
Long-lived assets by geographic area for each period were as follows (in thousands):

	March 31, 2017	December 31, 2016
Property and equipment, net:
North America(a)	$37,871	$41,057
Europe, Middle East and Africa	11,975	11,235
Asia-Pacific	6,755	5,101
Latin America	884	913
Total property and equipment, net	$57,485	$58,306
(a)Long-lived assets for the North America region include property and equipment, net attributable to the United States of $37.4 million and $40.6 million as of March 31, 2017 and December 31, 2016, respectively.
12. Concentration of Credit Risk
The Company maintains cash depository accounts with several financial institutions worldwide and is exposed to credit risk related to potential inability to access liquidity in financial institutions where its cash and cash equivalents are concentrated. The Company has not historically incurred any losses with respect to these balances and believes that they bear minimal credit risk. As of March 31, 2017, the amount of cash and cash equivalents held outside the Unites States by the Company's foreign subsidiaries was $79.4 million, or 48.3% of the total consolidated cash and cash equivalents balance.
No single customer accounted for greater than 10% total consolidated net service revenue for the three months ended March 31, 2017 or March 31, 2016.
As of March 31, 2017 and December 31, 2016, no single customer accounted for greater than 10% of billed and unbilled trade accounts receivable balances.

13. Related-Party Transactions
For the three months ended March 31, 2016, the Company recorded net service revenue of $0.2 million from a customer who had a significant shareholder who was also a significant shareholder of the Company through August 2016. There were no related party transactions for the three months ended March 31, 2017.
14. Commitments and Contingencies
In the normal course of business, the Company periodically becomes involved in various claims and lawsuits that are incidental to its business. While the outcome of these matters could differ from management's expectations, the Company does not believe the resolution of these matters will have a material effect upon the Company's financial statements.
The Company is self-insured for certain losses relating to health insurance claims for the majority of its employees located within the United States. The Company purchases stop-loss coverage from third-party insurance carriers to limit individual or aggregate loss exposure with respect to the Company's health insurance claims. Accrued insurance liabilities and related expenses are based on estimates of claims incurred but not reported. As of March 31, 2017 and December 31, 2016, the Company had accrued self-insurance reserves of $2.8 million and $3.6 million, respectively.

15. Subsequent Events
On May 9, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with inVentiv Health, Inc., a Delaware corporation (“inVentiv”), pursuant to which inVentiv will merge with and into the Company (the “Merger”), with the Company surviving the Merger. Subject to the terms and conditions of the Merger Agreement, the aggregate merger consideration to be paid in respect of all outstanding shares of inVentiv’s common stock, par value $0.0001 per share, inVentiv options and inVentiv restricted stock units shall be approximately 50.0 million shares of the Company's common stock and the Company's assumption of approximately $4.2 billion in net debt.
Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the adoption of the Merger Agreement by the requisite vote of the Company’s and inVentiv’s respective stockholders; expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and that the consents from the competition regulatory authorities in certain other jurisdictions be obtained. The transaction is currently expected to be completed in the second half of 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: the impact of underpricing our contracts, overrunning our cost estimates or failing to receive approval for or experiencing delays with documentation of change orders; the impact of unfavorable economic conditions, including the uncertain economic environment, changes in exchange rates and effective income tax rate fluctuations; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; the risks associated with our information systems infrastructure; any adverse effects from customer or therapeutic area concentration; the risks associated with doing business internationally; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our failure to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations; the risk of litigation and personal injury claims; the risks associated with potential future acquisitions or investments in our customers' businesses or drugs; the impact of changes in government regulations and healthcare reform; and our ability to service our substantial indebtedness. For a further discussion of the risks relating to our business, see “Risk Factors” in Part II, Item 1A of this Quarterly report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Overview of our Business and Services
We are a leading global CRO, based on revenues, focused primarily on Phase I to Phase IV clinical development services for the biopharmaceutical and medical device industries. We provide our customers highly differentiated services across their development portfolios using our therapeutic expertise as a full service provider or utilizing our global scale and systems as a functional service provider ("FSP"). We consistently and predictably deliver clinical development services, consulting, and real world evidence support in a complex environment and offer a proprietary, operational approach to the delivery of our projects through our Trusted Process® methodology. Our service offerings focus on optimizing the development of and, therefore, the commercial potential for, our customers’ biopharmaceutical compounds, enhancing returns on their research and development ("R&D"), investments, and reducing their overhead by offering an attractive variable cost alternative to fixed cost, in-house resources.

Our extensive range of services supports the entire drug development process from Phase I to Phase IV and allows us to offer our customers an integrated suite of investigative site support and clinical development services. We offer these services across a wide variety of therapeutic areas, bringing deep clinical expertise and a primary focus on Phase I to Phase IV clinical trials delivered in both a turnkey, full-service clinical model, as well as large scale functional service models. We provide total biopharmaceutical program development while also providing discrete services for any part of a clinical trial. Our combination of service area experts and depth of clinical capability allows for enhanced protocol design and actionable trial data.
We have two reportable segments: Clinical Development Services and Phase I Services. Clinical Development Services offers a variety of services, including full-service global studies, as well as ancillary services such as clinical monitoring, investigator recruitment, patient recruitment, data management, study reports to assist customers with their drug development process, and specialized consulting services. Phase I Services focuses on clinical development services for Phase I trials that include scientific exploratory medicine, first-in-human studies through proof-of-concept stages, and support for Phase I studies in established compounds. The discussion and analysis of our financial condition and results of operations herein is presented on a consolidated basis. Because our Clinical Development Services segment accounts for substantially all of our business operations, we believe that a discussion of our reportable segments’ operations would not be meaningful disclosure for investors. See further discussion in Note 10 - Segment Information to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For financial information regarding revenue and long-lived assets by geographic areas, please see Note 11 - Operations by Geographic Location to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Our new business awards, net of cancellations of prior awards, for the three months ended March 31, 2017 and 2016 were $359.9 million and $302.4 million, respectively. Net new business awards were higher in the first three months of 2017 compared to the first three months of 2016 primarily due to continued progress we have made in growing our FSP business, including an award valued at $85.9 million. New business awards have varied and may continue to vary significantly from quarter to quarter. Fluctuations in our reported backlog and net new business award levels often result from the fact that we may receive a small number of relatively large orders in any given reporting period. Because of these large orders, our backlog and net new business awards in a reporting period might reach levels that are not sustainable in subsequent reporting periods.
The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the future, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by our customers with 30 days' notice. We adjust the amount of our backlog each quarter for foreign currency fluctuations. For the three months ended March 31, 2017, fluctuations in foreign currency exchange rates resulted in a favorable impact on our March 31, 2017 backlog in the amount of $7.1 million primarily due to the strengthening of the Euro against the U.S. dollar. As of March 31, 2017 and 2016, our backlog was $2.10 billion and $1.87 billion, respectively. Included within backlog at March 31, 2017 is approximately $0.70 billion that we expect to translate into revenue during the remainder of 2017.
We believe that backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, cancellations and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. Projects that have been delayed for less than 12 months generally remain in backlog, but the anticipated timing of the recognition of revenue is uncertain. We generally do not have a contractual right to the full amount of the revenue reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect the rate at which our backlog and net new business awards convert into revenue to decrease, or lengthen. See "Risk Factors - Risks Related to Our Business - Our Backlog might not be indicative of our future revenue, and we might not realize all of the anticipated future revenue reflected in our backlog" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated financial statements along with the percentage changes (in thousands, except percentages):

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
Net service revenue	$252,078	$248,997	$3,081	1.2%
Reimbursable out-of-pocket expenses	129,840	164,090	(34,250)	(20.9)%
Total revenue	381,918	413,087	(31,169)	(7.5)%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	154,835	152,058	2,777	1.8%
Reimbursable out-of-pocket expenses	129,840	164,090	(34,250)	(20.9)%
Selling, general, and administrative	44,934	43,479	1,455	3.3%
Restructuring, CEO transition, and other costs	1,927	6,038	(4,111)	(68.1)%
Transaction expenses	2	561	(559)	(99.6)%
Depreciation and amortization	15,628	14,353	1,275	8.9%
Total operating expenses	347,166	380,579	(33,413)	(8.8)%
Income from operations	34,752	32,508	2,244	6.9%
Total other (expense) income, net	(6,445)	(8,087)	1,642	20.3%
Income before provision for income taxes	28,307	24,421	3,886	15.9%
Income tax expense	(7,120)	(7,016)	(104)	(1.5)%
Net income	$21,187	$17,405	$3,782	21.7%
Net Service Revenue and Reimbursable Out-of-Pocket Expenses
Total revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
Net service revenue	$252,078	$248,997	$3,081	1.2%
Reimbursable out-of-pocket expenses	129,840	164,090	(34,250)	(20.9)%
Total revenue	$381,918	$413,087	$(31,169)	(7.5)%
For the three months ended March 31, 2017, net service revenue increased by $3.1 million, or 1.2%, to $252.1 million from $249.0 million for the three months ended March 31, 2016. In the first quarter of 2017, our net service revenue growth was primarily attributable to the increase in our FSP business. During the three months ended March 31, 2017, fluctuations in foreign currency exchange rates resulted in an unfavorable impact of $3.5 million on net service revenue as compared to the three months ended March 31, 2016.
No single customer accounted for greater than 10% of total consolidated net service revenue for the three months ended March 31, 2017 or 2016. Net service revenue from our top five customers accounted for approximately 31.0% and 35.2% of total consolidated net service revenue for the three months ended March 31, 2017 and 2016, respectively.
Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenue. For the three months ended March 31, 2017, reimbursable out-of-

pocket expenses, which represent expenses related to our clinical studies that are passed directly through to customers, decreased by $34.3 million, or 20.9%, to $129.8 million from $164.1 million for the three months ended March 31, 2016. The reimbursements are offset by an equal amount shown under the same caption in the "Costs and operating expenses" section in our unaudited condensed consolidated statements of operations and, accordingly, have no impact on income from operations.
Direct Costs and Reimbursable Out-of-pocket Expenses
Direct costs and reimbursable out-of-pocket expenses were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
Direct costs (exclusive of depreciation and amortization)	$154,835	$152,058	$2,777	1.8%
Reimbursable out-of-pocket expenses	129,840	164,090	(34,250)	(20.9)%
Total direct costs and reimbursable out-of-pocket expenses	$284,675	$316,148	$(31,473)	(10.0)%
The following is a summary of the year-over-year fluctuation in components of direct costs (in thousands):

Change in:	Three Months Ended March 31, 2017 to 2016
Salaries, benefits, and incentive compensation	$8,908
Contract labor	(7,491)
Other	1,360
Total	$2,777
Our direct costs increased by $2.8 million, or 1.8%, to $154.8 million for the three months ended March 31, 2017 from $152.1 million for the three months ended March 31, 2016. Salaries, benefits, and incentive compensation expense increased by $8.9 million for the three months ended March 31, 2017 compared to the same period in the prior year. This increase was primarily driven by the addition of personnel to support the growth of our business. Partially offsetting this increase was a decrease of $7.5 million in temporary contract labor costs that were incurred in 2016 to complete a project with an accelerated timeline.
Other direct costs increased by $1.4 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to increases in information technology and facilities costs as a result of increased headcount.
During the three months ended March 31, 2017, fluctuations in foreign currency exchange rates resulted in a favorable impact of $3.6 million on direct costs as compared to the three months ended March 31, 2016.
Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in correlation to net service revenue. As noted above, reimbursable out-of-pocket expenses decreased by 20.9% or $34.3 million, to $129.8 million for the three months ended March 31, 2017 from $164.1 million for the three months ended March 31, 2016.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
Selling, general, and administrative	$44,934	$43,479	$1,455	3.3%
Percentage of net service revenue	17.8%	17.5%
The following is a summary of the year-over-year fluctuation in components of our selling, general, and administrative expenses (in thousands):

Change in:	Three Months Ended March 31, 2017 to 2016
Salaries, benefits, and incentive compensation	$2,801
Other expenses	(1,346)
Total	$1,455
Selling, general, and administrative expenses increased by $1.5 million, or 3.3%, to $44.9 million for the three months ended March 31, 2017 from $43.5 million for the three months ended March 31, 2016. This increase was driven primarily by an increase in salaries, benefits, and incentive compensation, primarily as a result of the additions in personnel to support the growth of our business. Partially offsetting this increase was a reduction in other expenses primarily related to a decrease in bad debt expense of $1.1 million.
During the three months ended March 31, 2017, fluctuations in foreign currency exchange rate resulted in a favorable impact of $0.5 million on selling, general, and administrative expenses as compared to the three months ended March 31, 2016.
Selling, general and administrative expenses as a percentage of net service revenue increased to 17.8% for the three months ended March 31, 2017 from 17.5% for the three months ended March 31, 2016. This increase was primarily attributable to increased costs associated with our investment in our personnel and infrastructure as we continue to grow our business.
Restructuring, CEO Transition, and Other Costs
Restructuring, CEO transition, and other costs were $1.9 million for the three months ended March 31, 2017. In July 2016, we entered into a transition agreement with our former Chief Executive Officer ("CEO") related to his transition from the position of CEO effective October 1, 2016, and subsequent services to be rendered through his separation date of February 28, 2017. Payments under this agreement are expected to be made through August 2018. In addition, in September 2016, we entered into retention agreements with certain key employees coinciding with the CEO transition for retention periods of up to one year. For the three months ended March 31, 2017, we recognized $0.4 million of costs associated with the retention agreements and expect to incur an additional $0.4 million of costs related to these agreements through August 2017.
For the three months ended March 31, 2017, we incurred $0.7 million of facility closure and lease costs related to our focus on optimizing our resources worldwide. Additionally, during the three months ended March 31, 2017, we incurred $0.3 million of consulting costs related to the continued consolidation of our legal entities and restructuring of our contract management process to meet the requirements of upcoming accounting regulation changes and $0.6 million of other costs.
Restructuring and other costs were $6.0 million for the three months ended March 31, 2016, consisting of employee severance costs of $5.6 million and $0.4 million of other costs. In March 2016, management approved a global plan to eliminate certain positions worldwide in an effort to ensure that our organizational focus and resources were properly aligned with our strategic goals and to continue strengthening the delivery of our growing backlog to customers. Accordingly, we made changes to our therapeutic unit structure designed to realign with management focus and optimize the efficiency of our resourcing to achieve our strategic plan. As a result, we eliminated approximately 200 positions during 2016 and incurred $5.6 million related to employee severance costs during the period ended March 31, 2016. Additionally, during the three months ended March 31, 2016, we incurred charges of $0.4 million related primarily to legal and consulting cost incurred in relation to the continued consolidation of our legal entities and restructuring of our contract management process to meet the requirements of upcoming accounting regulation changes.
Transaction Expenses
There were no material transaction expenses during the three months ended March 31, 2017. For the three months ended March 31, 2016, we incurred transaction expenses of $0.6 million primarily consisting of third-party fees associated with proposed corporate transactions.
Depreciation and Amortization Expense
Total depreciation and amortization expense increased to $15.6 million for the three months ended March 31, 2017 from $14.4 million for the three months ended March 31, 2016, primarily due to an increase in depreciation expense resulting from our continued investment in information technology and facilities to support growth in our operational capabilities and optimize our infrastructure.
Other (Expense) Income, Net
Other (expense) income, net were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
Interest income	$112	$34	$78	229.4%
Interest expense	(3,100)	(3,004)	(96)	(3.2)%
Other (expense) income, net	(3,457)	(5,117)	1,660	32.4%
Total other (expense) income, net	$(6,445)	$(8,087)	$1,642	20.3%
Total other (expense) income, net decreased to $6.4 million for the three months ended March 31, 2017 from $8.1 million for the three months ended March 31, 2016. Primarily driving this decrease was a decrease in other (expense) income, net of $1.7 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, driven primarily by a favorable impact of foreign currency exchange rate fluctuations resulting in lower foreign currency losses in 2017 as compared to the prior year.
Income Tax Expense
Income tax expense was $7.1 million for the three months ended March 31, 2017 compared to $7.0 million for the three months ended March 31, 2016. Variances between effective income tax rate and the statutory income tax rate of 35% for the three months ended March 31, 2017 were primarily due to (i) income earned in various international tax jurisdictions that apply lower income tax rates, (ii) research tax credits, and (iii) discrete tax adjustments related to excess tax benefits on share-based compensation payments. Variances between effective income tax rate and the statutory rate of 35% for the three months ended March 31, 2016 were primarily due to (i) income earned in various international tax jurisdictions that apply lower income tax rates, and (ii) discrete tax adjustments related to excess tax benefits on share-based compensation payments.

Net Income
Net income increased to $21.2 million for the three months ended March 31, 2017 from $17.4 million for the three months ended March 31, 2016. The increase in net income was primarily due to (i) an increase in income from operations, driven primarily by lower restructuring and transaction costs for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and (ii) a decrease in other expense, net, driven primarily by a favorable impact of foreign currency exchange rate fluctuations resulting in lower foreign currency losses.
Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	March 31, 2017	December 31, 2016
Balance sheet statistics:
Cash and cash equivalents(1)	$164,405	$102,471
Working capital (excluding restricted cash)	80,264	55,295
(1) As of March 31, 2017, the amount of cash and cash equivalents held outside the United States by our foreign subsidiaries was $79.4 million. These cash and cash equivalent balances may be subject to foreign withholding and U.S. taxation, if repatriated. We intend to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.
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
In July 2016, we announced a $150.0 million stock repurchase program which commenced on August 1, 2016 and will end no later than December 31, 2017. As of March 31, 2017, we had remaining authorization to repurchase up to $85.5 million of shares of our common stock under this program.
Indebtedness
As of March 31, 2017, we had total principal amount of indebtedness of $490.0 million, comprised of $475.0 million in borrowings under the term loan and $15.0 million in borrowings under the revolver. In addition, as of March 31, 2017 we had $184.3 million (net of $15.0 million in borrowings and $0.7 million in outstanding letters of credit) of available borrowings for working capital and other purposes under the revolver. In May 2016, we entered into interest rate swap agreements with a combined notional value of $300.0 million in an effort to limit our exposure to variable interest rates on our term loan. These interest rate swaps convert approximately 48% of our outstanding principal debt balance at March 31, 2017 from floating-rate debt to fixed-rate debt. The issuance of additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure additional capital and other resources.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. However, our ability to meet our cash needs through cash flows from operations will depend on the demand for our services, as well as general economic, financial, competitive and other factors, many of which are beyond our control. Our business might not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate requirements. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, acquisitions or investments, selling assets, restructuring or refinancing our debt, reducing the scope of our operations and growth plans, or seeking additional capital. There can be no assurances that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our credit agreement limits the use of proceeds from any disposition of assets and, as a result, we may not be allowed, under the agreement, to use the proceeds from any such dispositions to satisfy all current debt service obligations.
Cash and Cash Equivalents
Our cash flows from operating, investing, and financing activities were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2017	March 31, 2016	Change
Net cash provided by (used in) operating activities	$75,698	$(646)	$76,344
Net cash used in investing activities	(10,571)	(4,774)	(5,797)
Net cash used in financing activities	(6,020)	(26,452)	20,432
Cash Flows from Operating Activities
For the three months ended March 31, 2017, our operating activities provided $75.7 million in cash, consisting of net income of $21.2 million, adjusted for net non-cash items of $24.8 million primarily related to depreciation and amortization, share-based compensation, and foreign currency adjustments. Additionally, cash provided by changes in operating assets and liabilities was $29.7 million, consisting primarily of cash inflow as a result of (i) a decrease in billed and unbilled accounts receivable and (ii) an increase in deferred revenue. Partially offsetting this cash inflow was cash outflow due to increase in accounts payable and accrued liabilities.
For the three months ended March 31, 2016, our operating activities used $0.6 million in cash, consisting of a net income of $17.4 million, adjusted for net non-cash items of $25.2 million primarily related to depreciation and amortization, share-based compensation, provisions for doubtful accounts, and foreign currency adjustments. In addition, $43.2 million of cash used in operating activities was attributable to changes in operating assets and liabilities, consisting primarily of an increase in billed and unbilled accounts receivable and a decrease in deferred revenue.
The changes in operating assets and liabilities result primarily from the net change in billed and unbilled accounts receivable, deferred revenue, coupled with changes in accrued liabilities. Fluctuations in billed and unbilled receivables and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and deferred revenue can vary significantly from period to period.
Cash flows from operations increased by $76.3 million during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, due to an increase in the cash inflow from working capital of $73.0 million and a year-over-year increase in net income of $3.8 million. The increase in cash inflow from working capital was primarily due to a decrease in our days sales outstanding.
Cash Flows from Investing Activities
For the three months ended March 31, 2017, we used $10.6 million in cash for investing activities for the purchases of property and equipment. For the full year 2017, we expect our total capital expenditures to be between $45.0 million and $50.0 million. This estimate includes expenditures associated with planned consolidation of our corporate headquarters facility in Morrisville, North Carolina (and providing for future expansion at this location), as well as expenditures related to a new site in Farnborough, United Kingdom which will replace our Camberley, United Kingdom location. These moves will coincide with the near-term expiration of our existing leases.
For the three months ended March 31, 2016, we used $4.8 million in cash for investing activities for the purchases of property and equipment.
Cash Flows from Financing Activities
For the three months ended March 31, 2017, we used $6.0 million in cash for financing activities, consisting of net repayments of $10.0 million under the revolving line of credit and payments of $1.2 million related to tax withholdings for share-based compensation. These payments were partially offset by proceeds of $5.2 million received from the exercise of stock options.
For the three months ended March 31, 2016, we used $26.5 million in cash for financing activities, primarily consisting of a $30.0 million repayment under the revolving line of credit and $3.6 million of proceeds received from the exercise of stock options.
Contractual Obligations and Commitments
The following table summarizes our expected material contractual obligations as of March 31, 2017 (in thousands):

	Payment Due by Period
	Total	2017 (remaining 9 months)	2018 to 2019	2020 to 2021	2022 and thereafter
Long-term debt	$490,000	$11,875	$65,313	$412,812	$—
Interest on long-term debt	50,364	9,643	23,766	16,955	—
Noncancellable purchase commitments	61,653	18,069	42,413	1,171	—
Operating leases	129,734	15,765	32,936	22,189	58,844
Executive transition costs	$2,102	$1,871	$231	$—	$—
Total	$733,853	$57,223	$164,659	$453,127	$58,844
In July 2016, our board of directors approved a $150.0 million repurchase program for shares of our common stock. The program commenced on August 1, 2016 and will end no later than December 31, 2017. Under the stock repurchase program we are not obligated to repurchase any particular amount of common stock, and it could be modified, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by our management based on a variety of factors such as the market price of our common stock, our liquidity requirements, and overall market conditions. As of March 31, 2017, we had remaining authorization to repurchase up to $85.5 million of our common stock under the stock repurchase program.
We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business. Other than the items included above, there have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Item 1A. Risk Factors.
See “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, for a detailed discussion of risk factors affecting the Company. There have been no significant changes from the risk factors previously disclosed in those filings.
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
During the three months ended March 31, 2017, there were no repurchases under the stock repurchase program. As of March 31, 2017, we had remaining authorization to repurchase up to $85.5 million of shares of our common stock under the stock repurchase program.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Form of Global Restricted Stock Unit Award Agreement for Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	—	—	—	Filed herewith
10.2	Form of Global Performance Restricted Stock Unit Award Agreement for Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	—	—	—	Filed herewith
10.3	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on May 10, 2017.

INC RESEARCH HOLDINGS INC.

Date: May 10, 2017	/s/ Gregory S. Rush
Gregory S. Rush
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Form of Global Restricted Stock Unit Award Agreement for Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	—	—	—	Filed herewith
10.2	Form of Global Performance Restricted Stock Unit Award Agreement for Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	—	—	—	Filed herewith
10.3	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith