Form 10-Q/A
period 2017-03-31
INC Research Holdings, Inc.
filed 2017-05-11
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

INC Research Holdings, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 10, 2017, for the sole purpose of correcting typographical errors. Specifically, the Company has restated Note 15 - Subsequent Events to (i) amend the Agreement and Plan of Merger transaction date from May 9, 2017 to May 10, 2017, and (ii) restate the amount of net debt expected to be assumed by the Company in the proposed merger with inVentiv Health, Inc.’s parent company, Double Eagle Parent, Inc., from $4.2 billion to $2.4 billion.
As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is also including Exhibits 31.1, 31.2, 32.1, and 32.2.

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

15. Subsequent Events
On May 10, 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with inVentiv Health, Inc.’s parent company, Double Eagle Parent, Inc., a Delaware corporation (“inVentiv”), pursuant to which inVentiv will merge with and into the Company (the “Merger”), with the Company surviving the Merger. Subject to the terms and conditions of the Merger Agreement, the aggregate merger consideration to be paid in respect of all outstanding shares of inVentiv’s common stock, par value $0.0001 per share, inVentiv options and inVentiv restricted stock units shall be approximately 50.0 million shares of the Company's common stock and the Company's assumption of approximately $2.4 billion in net debt.
Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to the adoption of the Merger Agreement by the requisite vote of the Company’s and inVentiv’s respective stockholders; expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; and that the consents from the competition regulatory authorities in certain other jurisdictions be obtained. The transaction is currently expected to be completed in the second half of 2017.
In order to correct previous typographical errors, the Company has restated the above disclosures to (i) amend the transaction date from May 9, 2017 to May 10, 2017, and (ii) restate the amount of net debt expected to be assumed by the Company in the proposed merger from $4.2 billion to $2.4 billion.

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
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Form of Global Restricted Stock Unit Award Agreement for Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.*	10-Q	001-36730	—	May 10, 2017
10.2	Form of Global Performance Restricted Stock Unit Award Agreement for Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.*	10-Q	001-36730	—	May 10, 2017
10.3	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.*	10-Q	001-36730	—	May 10, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

* Previously filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on May 11, 2017.

INC RESEARCH HOLDINGS INC.

Date: May 11, 2017	/s/ Gregory S. Rush
Gregory S. Rush
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Form of Global Restricted Stock Unit Award Agreement for Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.*	10-Q	001-36730	—	May 10, 2017
10.2	Form of Global Performance Restricted Stock Unit Award Agreement for Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.*	10-Q	001-36730	—	May 10, 2017
10.3	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.*	10-Q	001-36730	—	May 10, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

* Previously filed.