Form 10-Q
period 2017-06-30
INC Research Holdings, Inc.
filed 2017-07-27
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 20, 2017, there were approximately 54,181,239 shares of the registrant’s common stock outstanding.

INC RESEARCH HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net service revenue	$258,087	$258,804	$510,165	$507,801
Reimbursable out-of-pocket expenses	133,048	140,843	262,888	304,933
Total revenue	391,135	399,647	773,053	812,734

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	162,010	159,497	316,845	311,555
Reimbursable out-of-pocket expenses	133,048	140,843	262,888	304,933
Selling, general, and administrative	42,531	42,596	87,465	86,075
Restructuring, CEO transition, and other costs	4,029	1,364	5,956	7,402
Transaction expenses	23,739	1,169	23,741	1,730
Depreciation	6,066	5,060	12,230	9,952
Amortization	9,462	9,463	18,926	18,924
Total operating expenses	380,885	359,992	728,051	740,571
Income from operations	10,250	39,655	45,002	72,163

Other (expense) income, net:
Interest income	152	43	264	77
Interest expense	(3,286)	(3,087)	(6,386)	(6,091)
Other expense, net	(6,754)	(3,260)	(10,211)	(8,377)
Total other (expense) income, net	(9,888)	(6,304)	(16,333)	(14,391)
Income before provision for income taxes	362	33,351	28,669	57,772
Income tax benefit (expense)	3,027	(2,948)	(4,093)	(9,964)
Net income	$3,389	$30,403	$24,576	$47,808

Earnings per share:
Basic	$0.06	$0.56	$0.45	$0.88
Diluted	$0.06	$0.54	$0.45	$0.85
Weighted average common shares outstanding:
Basic	54,123	54,298	54,069	54,127
Diluted	55,307	56,078	55,215	55,970

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$3,389	$30,403	$24,576	$47,808
Unrealized losses on derivative instruments, net of income tax benefit of $178, $241, $91, and $241, respectively	(283)	(923)	(133)	(923)
Foreign currency translation adjustments	7,486	(1,269)	12,332	4,067
Comprehensive income	$10,592	$28,211	$36,775	$50,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$169,654	$102,471
Restricted cash	636	607
Accounts receivable billed, net	223,447	211,476
Accounts receivable unbilled	151,086	173,873
Prepaid expenses and other current assets	37,904	34,202
Total current assets	582,727	522,629
Property and equipment, net	58,558	58,306
Goodwill	553,158	552,502
Intangible assets, net	95,610	114,486
Deferred income taxes	26,551	14,726
Other long-term assets	19,655	25,858
Total assets	$1,336,259	$1,288,507

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$26,731	$23,693
Accrued liabilities	158,169	153,559
Deferred revenue	298,573	277,600
Current portion of long-term debt	23,750	11,875
Total current liabilities	507,223	466,727
Long-term debt, less current portion	449,258	485,849
Deferred income taxes	316	8,295
Other long-term liabilities	26,024	26,163
Total liabilities	982,821	987,034

Commitments and contingencies (Note 15)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 600,000,000 shares authorized, 54,179,374 and 53,762,786 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	542	538
Additional paid-in capital	590,371	573,176
Accumulated other comprehensive loss, net of taxes	(30,051)	(42,250)
Accumulated deficit	(207,424)	(229,991)
Total shareholders' equity	353,438	301,473
Total liabilities and shareholders' equity	$1,336,259	$1,288,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$24,576	$47,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,156	28,876
Amortization of capitalized loan fees	402	524
Share-based compensation	12,048	5,887
Provision for doubtful accounts	158	1,098
Benefit from deferred income taxes	(9,081)	(5,331)
Foreign currency adjustments	5,882	13,593
Other non-cash items	700	137
Changes in operating assets and liabilities:
Billed and unbilled accounts receivable	17,912	(61,062)
Accounts payable and accrued expenses	8,694	4,070
Deferred revenue	13,956	5,921
Other assets and liabilities	(7,979)	2,855
Net cash provided by operating activities	98,424	44,376
Cash flows from investing activities:
Purchases of property and equipment	(15,974)	(11,490)
Net cash used in investing activities	(15,974)	(11,490)
Cash flows from financing activities:
Proceeds from revolving line of credit	15,000	15,000
Repayments of revolving line of credit	(40,000)	(45,000)
Proceeds from exercise of stock options	6,251	9,125
Payments related to tax withholding for share-based compensation	(1,179)	(37)
Net cash used in financing activities	(19,928)	(20,912)
Effect of exchange rate changes on cash and cash equivalents	4,661	(5,069)
Net increase in cash and cash equivalents	67,183	6,905
Cash and cash equivalents, beginning of period	102,471	85,011
Cash and cash equivalents, end of period	$169,654	$91,916

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Changes in Significant Accounting Policies
Nature of Operations
INC Research Holdings, Inc. (the “Company”) is a global Contract Research Organization (“CRO”). The Company derives its revenue from providing an integrated suite of therapeutically aligned investigative site support and clinical development services focused on Phase I to Phase IV stages of clinical trials. The Company’s customers include large, mid-sized, and small companies in the pharmaceutical, biotechnology, and medical device industries.
Merger
On May 10 2017, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with inVentiv Health, Inc.’s parent company, Double Eagle Parent, Inc., a Delaware corporation (“inVentiv”), pursuant to which inVentiv will merge with and into the Company (the “Merger”), with the Company surviving the Merger. For additional information related to the Merger, see Note 3 - Business Combinations.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the periods presented in the financial statements. Examples of estimates and assumptions include fair value of goodwill and intangible assets and their potential impairment, useful lives of tangible and intangible assets, allowances for doubtful accounts, potential future outcomes of events for which income tax consequences have been recognized in our consolidated financial statements or tax returns, valuation of allowances for deferred tax assets, fair value of share-based compensation and its amortization period, loss contingencies, fair value of derivative instruments and related hedge effectiveness, and judgments related to revenue recognition, among others.
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
The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 27, 2017. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or any other future period. The amounts in the consolidated condensed balance sheet as of December 31, 2016 are derived from the amounts in the audited consolidated balance sheet as of December 31, 2016.
Recently Adopted Accounting Standards
Income Taxes. Effective January 1, 2017, the Company elected to early adopt Accounting Standard Update (“ASU”) No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. Under the updated accounting guidance the Company recognizes income tax consequences immediately when the transfer of an inter-entity asset other than inventory occurs across jurisdictions rather than deferring the tax effects of those transactions until a transfer is made to a third party. The Company adopted this standard using the modified retrospective approach and recorded a cumulative-effect adjustment as of January 1, 2017. As a result, for the period ended June 30, 2017, the Company recorded (i) a reduction in prepaid income taxes of $11.7 million, (ii) a net increase in deferred income tax assets of $9.7 million, and (iii) a decrease in retained earnings of $2.0 million. Prior periods have not been adjusted.
Recently Issued Accounting Standards Not Yet Adopted
Leases. In February 2016, the Financial Accounting Standards board (“FASB”) issued ASU No. 2016-02, Leases. ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet, including leases that were previously classified as operating leases. The ASU also requires additional disclosures about leasing arrangements related to the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments is permitted and the new guidance will be applied using a modified retrospective approach. The Company is reassessing the impact of adopting this standard in light of the Merger discussed further in Note 3 - Business Combinations and plans to complete the re-assessment during the second half of 2017.
Revenue from Contracts with Customers. In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 eliminates transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a single principles based model for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue when a customer obtains control of promised goods or services. Revenue will be recognized in the amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. The standard also requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments, as well as assets recognized from costs incurred to obtain or fulfill a contract. FASB issued several amendments to the standard, including clarifications on principal versus agent considerations, identifying performance obligations, disclosure of prior-period performance obligations and accounting for licenses of intellectual property.
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
The Company has made progress toward completing its evaluation of the potential changes from adopting this new standard on its financial reporting and disclosures, drafting accounting policies, and designing changes to business processes, controls, and systems. The Company expects to change its method of recognizing revenue for the majority of its contracts with customers from an outputs-based methodology to an inputs-based methodology. Additionally, the Company expects that the majority of its contracts will have a single performance obligation. The Company continues to evaluate questions relating to (i) the timing of recognizing contracts and modifications in contract backlog, (ii) the timing and quantification of variable components of estimated service revenue, and (iii) the selection of the appropriate inputs to be used in the calculation of service delivery as well as the financial impact of adopting this standard. The Company expects to complete these evaluations in the second half of 2017 and expects to adopt the new standard effective January 1, 2018 using the modified retrospective approach.
2. Financial Statement Details
Billed accounts receivable, net
Billed accounts receivable, net consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Billed accounts receivable	$229,448	$217,360
Allowance for doubtful accounts	(6,001)	(5,884)
Billed accounts receivable, net	$223,447	$211,476
Goodwill
Changes in carrying amount of goodwill by segment for the six months ended June 30, 2017 were as follows (in thousands):

	Total	Clinical Development Services	Phase I Services
Balance at December 31, 2016:
Gross carrying amount	$568,668	$560,526	$8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Goodwill net of accumulated impairment losses	552,502	552,502	—
2017 Activity:
Impact of foreign currency translation	656	656	—
Balance at June 30, 2017:
Gross carrying amount	569,324	561,182	8,142
Accumulated impairment losses	(16,166)	(8,024)	(8,142)
Goodwill net of accumulated impairment losses	$553,158	$553,158	$—
Accumulated other comprehensive loss, net of tax
Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Foreign currency translation adjustments	$(31,024)	$(43,356)
Unrealized gains on derivative instruments, net of tax	973	1,106
Accumulated other comprehensive loss, net of tax	$(30,051)	$(42,250)

Changes in accumulated other comprehensive loss, net of tax for the three months ended June 30, 2017 were as follows (in thousands):

	Unrealized gain on derivative instruments, net of tax	Foreign currency translation adjustments	Total
Balance at March 31, 2017	$1,256	$(38,510)	$(37,254)
Other comprehensive (loss) gain before reclassifications	(166)	7,486	7,320
Amount of gain reclassified from accumulated other comprehensive loss into statement of operations	(117)	—	(117)
Net current period other comprehensive (loss) gain, net of tax	(283)	7,486	7,203
Balance at June 30, 2017	$973	$(31,024)	$(30,051)
Changes in accumulated other comprehensive loss, net of tax for the six months ended June 30, 2017 were as follows (in thousands):

	Unrealized gain on derivative instruments, net of tax	Foreign currency translation adjustments	Total
Balance at December 31, 2016	$1,106	$(43,356)	$(42,250)
Other comprehensive (loss) gain before reclassifications	27	12,332	$12,359
Amount of gain reclassified from accumulated other comprehensive loss into statement of operations	(160)	—	$(160)
Net current period other comprehensive (loss) gain, net of tax	(133)	12,332	$12,199
Balance at June 30, 2017	$973	$(31,024)	$(30,051)
Unrealized gains on derivative instruments represent the effective portion of gains associated with interest rate swaps designated as cash flow hedges of the variable interest rate exposure of the Company’s term loan. The Company reclassifies these gains into net income as it makes interest payments on its term loan. Amounts to be reclassified to net income in the next 12 months are expected to be immaterial.

The tax effects allocated to each component of other comprehensive income for the three months ended June 30, 2017 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments (a)	$7,486	$—	$7,486
Unrealized (loss) gain on derivative instruments:
Unrealized (loss) arising during period	(271)	105	(166)
Reclassification adjustment for gains realized in net income	(190)	73	(117)
Net unrealized (loss)	(461)	178	(283)
Other comprehensive income	$7,025	$178	$7,203
(a) Income taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are intended to be held indefinitely.

The tax effects allocated to each component of other comprehensive income for the six months ended June 30, 2017 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments (a)	$12,332	$—	$12,332
Unrealized (loss) gain on derivative instruments:
Unrealized gains arising during period	34	(7)	27
Reclassification adjustment for gains realized in net income	(258)	98	(160)
Net unrealized (loss)	(224)	91	(133)
Other comprehensive income	$12,108	$91	$12,199
(a) Income taxes are not provided for foreign currency translation adjustments relating to investments in international subsidiaries that are intended to be held indefinitely.
Other (expense) income, net
Other (expense) income, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net realized foreign currency (loss) gain	$(3,482)	$2,592	$(4,152)	$5,462
Net unrealized foreign currency loss	(3,175)	(5,820)	(5,882)	(13,593)
Other, net	(97)	(32)	(177)	(246)
Total other (expense) income, net	$(6,754)	$(3,260)	$(10,211)	$(8,377)
3. Business Combinations
On May 10, 2017, the Company entered into the Merger Agreement with inVentiv, pursuant to which inVentiv will merge with and into the Company, with the Company surviving the Merger. Subject to the terms and conditions of the Merger Agreement, the aggregate merger consideration to be paid in respect of all outstanding shares of inVentiv’s common stock, par value $0.0001 per share, inVentiv options and inVentiv restricted stock units shall be approximately 50.0 million diluted shares of the Company’s common stock and the Company’s assumption of approximately $2.4 billion in net debt, which it intends to refinance at closing.
Additionally, the Company has received credit facility commitments for a $1.0 billion Term Loan A, a $1.6 billion Term Loan B, and a $500.0 million revolver. The Company intends to use the proceeds from these credit facilities to (i) repay the Company’s current credit facility, (ii) repay inVentiv’s debt except for $405.0 million in existing senior notes which are due in 2024, and (iii) pay for transaction related costs.
Consummation of the Merger is subject to various conditions, including, among others (i) the requisite vote approving the Merger Agreement by the Company’s and inVentiv’s respective shareholders, (ii) expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) obtaining consents from the competition regulatory authorities in certain other jurisdictions. All applicable regulatory approvals have been received and the Company’s shareholders are scheduled to vote on July 31, 2017. Subject to shareholder approval, the Company expects the Merger to be completed in August 2017.
In May 2017, in connection with the Merger, the Company entered into retention agreements with certain key employees. Under these retention agreements, cash retention payments will be made immediately at the closing of the Merger and at the end of the nine-month period following the closing of the Merger. For the six months ended June 30, 2017, the Company recognized $5.1 million of expenses and expects to incur approximately $10.1 million of additional expenses related to these agreements through the nine-month period following the closing of the Merger.
4. Leases
In January 2017, the Company entered into a 12-year lease for its new corporate headquarters building in Morrisville, North Carolina, where it intends to relocate all employees from its two existing locations in Raleigh, North Carolina. In June 2017, this lease was amended to add additional office space and extend the term of the lease to 13 years. The Company expects the construction of the new building to be completed in late-2018 and anticipates completing its relocation efforts prior to the current leases expiring in early 2019. Additionally, in February 2017, the Company entered into a new 11-year lease agreement for new office space in Farnborough, United Kingdom, which is near its existing Camberley, United Kingdom site. The Company also anticipates completing its relocation efforts prior to the Camberley lease expiring in 2018.
Lease payments are subject to increases as specified in the lease agreements. As of June 30, 2017, future minimum lease payments under non-cancellable operating leases for the fiscal years following December 31, 2016 are summarized as follows (in thousands):

Fiscal Year	Operating Leases
2017 (remaining 6 months)	$12,298
2018	17,092
2019	16,487
2020	13,698
2021	12,045
2022 and thereafter	81,944
Total minimum payments	$153,564
5. Derivative Financial Instruments
In May 2016, the Company entered into interest rate swap agreements with a combined notional value of $300.0 million in an effort to limit its exposure to variable interest rates on its term loan. Interest began accruing on the interest rate swaps on June 30, 2016, and the swaps will mature on June 30, 2018 and May 14, 2020. The material terms of these agreements are substantially the same as those contained within the credit agreement, including monthly settlements with the swap counterparty.
The interest rate swaps have been designated as cash flow hedges because these transactions were executed to manage the Company’s exposure to variable interest rate movements and their impact on future interest payments. The effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified to net income in the period the hedged transaction is recognized in earnings. The ineffective portion of the change in fair value of derivative instruments is recognized as non-operating income or expense immediately when incurred and included in the “Interest expense” line item in the accompanying unaudited condensed consolidated statements of operations. The cash flows from derivative instruments designated as cash flow hedges are classified in the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The amount of hedge ineffectiveness recorded in net income during the three and six months ended June 30, 2017 was immaterial and was attributable to the inconsistencies in certain terms between the interest rate swaps and the credit agreement.

The fair values of the Company’s interest rate swaps designated as hedging instruments and the line items on the accompanying unaudited condensed consolidated balance sheets at the end of each period were as follows (in thousands):

	Balance Sheet Classification	June 30, 2017	December 31, 2016
Interest rate swaps - current	Prepaid expenses and other current assets	$829	$461
Interest rate swaps - non-current	Other long-term assets	$1,126	$1,717
6. Fair Value Measurements
Assets and Liabilities Carried at Fair Value
As of June 30, 2017, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities, outstanding debt, and interest rate derivative instruments. The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued liabilities approximates their respective carrying amounts because of the liquidity and short-term nature of these financial instruments.
The estimated fair value of the outstanding long-term debt was determined based on the market prices for similar financial instruments or model-derived valuations based on observable inputs. As of June 30, 2017, the estimated fair value of the outstanding long-term debt was approximately $475.0 million and this liability was considered to be a Level 2 fair value measurement.
On July 24, 2017, the Company made a voluntary prepayment of $30.0 million on the term loan which will be applied against the regularly-scheduled quarterly principal payments. This prepayment reduced the outstanding balance under the term loan to $445.0 million.

Recurring Fair Value Measurements

The fair value of interest rate swap derivative instruments is determined using the market standard methodology of discounted future variable cash receipts. The variable cash receipts are determined by discounting the future expected cash receipts that would occur if variable interest rates rise above the fixed rate of the swaps. The variable interest rates used in the calculation of projected receipts on the swap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. As of June 30, 2017, the fair value of the interest rate swap derivative instruments was approximately $2.0 million and these derivative instruments were considered Level 2 fair value measurements.
As of June 30, 2017, the Company did not have any assets or liabilities subject to recurring measurement that were considered Level 3 fair value measurements (which require the use of significant unobservable inputs). During the six months ended June 30, 2017 there were no transfers between Level 1, Level 2 or Level 3 fair value measurements.
Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying unaudited condensed consolidated balance sheets at cost and are remeasured to fair value on a non-recurring basis. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill and indefinite-lived intangible assets, net are tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. The Company tests finite-lived intangible assets for impairment upon the occurrence of certain triggering events.

7. Restructuring, CEO Transition, and Other Costs
In July 2016, the Company entered into a transition agreement with its former Chief Executive Officer (“CEO”) related to his transition from the position of CEO effective October 1, 2016, and subsequent services to be rendered through his separation date of February 28, 2017. Payments under this agreement are expected to be made through August 2018. In addition, in September 2016, the Company entered into retention agreements with certain key employees coinciding with the CEO transition for retention periods of up to one year. For the six months ended June 30, 2017, the Company recognized $0.8 million of costs associated with these retention agreements and expects to make payments of $0.9 million related to these agreements in September 2017. In addition, during the six months ended June 30, 2017, the Company recognized approximately $2.4 million of employee severance costs in an effort to optimize its workforce worldwide.
For the six months ended June 30, 2017, the Company incurred $1.0 million of facility closure and lease costs related to the Company’s focus on optimizing its resources worldwide. Additionally, during the six months ended June 30, 2017, the Company incurred $0.8 million of consulting costs related to the continued consolidation of its legal entities and restructuring of its contract management process to meet the requirements of upcoming accounting regulation changes and $1.0 million of other costs.
The following table summarizes activity related to the liabilities associated with restructuring, CEO transition, and other costs during the six months ended June 30, 2017 (in thousands):

	Employee Severance Costs, Including Executive Transition Costs	Facility Closure and Lease Costs	Other Costs	Total
Balance at December 31, 2016	$4,695	$3,817	$80	$8,592
Restructuring charges incurred (a)	3,178	1,026	1,101	5,305
Cash payments made	(3,483)	(1,698)	(1,091)	(6,272)
Balance at June 30, 2017	$4,390	$3,145	$90	$7,625
(a) Total restructuring, CEO transition, and other costs for the six months ended June 30, 2017 include $0.7 million of other non-cash expenses that were not recorded as a restructuring liability and are therefore excluded from the rollforward above.
Liabilities associated with these costs are included in the “Accrued liabilities” and “Other long-term liabilities” line items in the accompanying unaudited condensed consolidated balance sheets. Costs recognized in net income during the period related to these activities are included in the “Restructuring, CEO transition, and other costs” line item in the unaudited condensed consolidated statements of operations. These costs are not allocated to the Company’s reportable segments because they are not part of the segment performance measures regularly reviewed by management.

8. Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares plus the effect of dilutive potential common shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per share computations of common stock based on the Company’s consolidated earnings is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income	$3,389	$30,403	$24,576	$47,808
Denominator:
Basic weighted average common shares outstanding	54,123	54,298	54,069	54,127
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	1,184	1,780	1,146	1,843
Diluted weighted average common shares outstanding	55,307	56,078	55,215	55,970
Earnings per share:
Basic	$0.06	$0.56	$0.45	$0.88
Diluted	$0.06	$0.54	$0.45	$0.85
Potential common shares outstanding that are considered antidilutive are excluded from the computation of diluted earnings per share. Potential common shares related to stock options and other awards under deferred share-based compensation programs may be determined to be antidilutive based on the application of the treasury stock method. Potential common shares are also considered antidilutive in the event of net loss from operations. The number of potential shares outstanding that were considered antidilutive using the treasury stock method and were excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Antidilutive stock options and other awards	431	751	670	816
9. Share-Based Compensation
Restricted Stock Units Awards
The following table summarizes the number of outstanding RSUs and activity as of and during the six months ended June 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	708,695
Granted	509,855	$51.88
Vested	(81,840)
Forfeited	(30,174)
Non-vested at June 30, 2017	1,106,536

Employee Stock Purchase Plan

The Company recognized share-based compensation expense of $0.4 million and $0.8 million under the 2016 Employee Stock Purchase Plan (“ESPP”) for the three and six months ended June 30, 2017, respectively. As of June 30, 2017, there were 60,237 shares issued and 939,763 shares reserved for future issuance under the ESPP.

Share-based Compensation Expense
The amount of share-based compensation expense recognized in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Classification	2017	2016	2017	2016
Direct costs	$2,954	$1,283	$5,667	$2,542
Selling, general, and administrative expenses	3,275	1,788	6,381	3,345
Total share-based compensation expense	$6,229	$3,071	$12,048	$5,887
10. Income Taxes
For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $3.0 million and an income tax expense of $4.1 million, respectively, compared to pre-tax income of $0.4 million and $28.7 million, respectively. The income tax benefit for the three months ended June 30, 2017 is primarily attributable to the recognition of favorable discrete adjustments related to (i) foreign currency exchange losses associated with foreign branch dividend distributions of $2.2 million, and (ii) excess tax benefits on share-based compensation of $0.8 million. The Company’s effective tax rate for the three and six months ended June 30, 2017 was lower than the U.S. federal statutory income tax rate primarily due to the benefit from the discrete tax items discussed above, as well as reductions of income tax expense resulting from (i) the relative amount of income from operations earned in international jurisdictions with lower statutory income tax rates compared to the United States, and (ii) recognition of research tax credits generated during the period.

For the three and six months ended June 30, 2016, the Company recorded income tax expense of $2.9 million and $10.0 million, respectively, compared to a pre-tax income of $33.4 million and $57.8 million, respectively. The effective tax rate for the three and six months ended June 30, 2016 was lower than the U.S. federal statutory income tax rate primarily due to reductions of income tax expense resulting from (i) relative amount of income from operations earned in international jurisdictions with lower statutory income tax rates than the U.S., (ii) discrete tax adjustments related to foreign exchange losses associated with historical foreign branch transactions of $1.5 million, and (iii) discrete tax adjustments related to excess tax benefits on share-based compensation of $6.7 million and $8.0 million, respectively.
The Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $15.5 million and $15.7 million, respectively, as of June 30, 2017 and December 31, 2016, all of which would impact the Company’s effective income tax rate if recognized. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income tax expense. As of June 30, 2017 and December 31, 2016, accrued interest and accrued penalties totaled $0.3 million and $0.1 million, respectively.
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
The Company’s Chief Operating Decision Maker (“CODM”) reviews segment performance and allocates resources based upon segment revenue and segment contribution margin. Inter-segment revenue is eliminated from the segment reporting presented to the CODM and is not included in the segment revenue presented in the table below. Revenue, direct costs, and contribution margin for each of the Company’s segments were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Clinical Development Services	$254,394	$254,178	$504,121	$500,151
Phase I Services	3,693	4,626	6,044	7,650
Segment revenue	258,087	258,804	510,165	507,801
Reimbursable out-of-pocket expenses not allocated to segments	133,048	140,843	262,888	304,933
Total revenue	$391,135	$399,647	$773,053	$812,734
Direct costs:
Clinical Development Services	$159,404	$156,303	$312,024	$305,617
Phase I Services	2,606	3,194	4,821	5,938
Segment direct costs	162,010	159,497	316,845	311,555
Reimbursable out-of-pocket expenses not allocated to segments	133,048	140,843	262,888	304,933
Direct costs and reimbursable out-of-pocket expenses	$295,058	$300,340	$579,733	$616,488
Segment contribution margin:
Clinical Development Services	$94,990	$97,875	$192,097	$194,534
Phase I Services	1,087	1,432	1,223	1,712
Segment contribution margin	96,077	99,307	193,320	196,246
Less expenses not allocated to segments:
Selling, general, and administrative	42,531	42,596	87,465	86,075
Restructuring, CEO transition and other costs	4,029	1,364	5,956	7,402
Transaction expenses	23,739	1,169	23,741	1,730
Depreciation and amortization	15,528	14,523	31,156	28,876
Consolidated income from operations	$10,250	$39,655	$45,002	$72,163
The CODM reviews the Company’s assets on a consolidated basis. The Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance or allocating resources.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
North America (a)	$200,023	$200,938	$384,311	$384,505
Europe, Middle East and Africa	46,660	51,782	103,921	110,998
Asia-Pacific	11,404	6,081	21,933	12,282
Latin America	—	3	—	16
Total net service revenue	258,087	258,804	510,165	507,801
Reimbursable-out-of-pocket expenses	133,048	140,843	262,888	304,933
Total revenue	$391,135	$399,647	$773,053	$812,734
(a)Net service revenue for the North America region includes revenue attributable to the United States of $193.9 million and $194.1 million, or 75.1% and 75.0% of net service revenue, for the three months ended June 30, 2017 and June 30, 2016, respectively. Net service revenue for the North America region includes revenue attributable to the United States of $372.6 million and $373.7 million, or 73.0% and 73.6% of net service revenue, for the six months ended June 30, 2017 and June 30, 2016, respectively. No other country represented more than 10% of net service revenue for any period.
Long-lived assets by geographic area for each period were as follows (in thousands):

	June 30, 2017	December 31, 2016
Property and equipment, net:
North America (a)	$36,572	$41,057
Europe, Middle East and Africa (b)	14,728	11,235
Asia-Pacific	6,405	5,101
Latin America	853	913
Total property and equipment, net	$58,558	$58,306
(a) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $36.2 million and $40.6 million as of June 30, 2017 and December 31, 2016, respectively.
(b) Long-lived assets for the Europe, Middle East, and Africa region include property and equipment, net attributable to Germany of $6.4 million as of June 30, 2017.
13. Concentration of Credit Risk
The Company maintains cash depository accounts with several financial institutions worldwide and is exposed to credit risk related to potential inability to access liquidity in financial institutions where its cash and cash equivalents are concentrated. The Company has not historically incurred any losses with respect to these balances and believes that they bear minimal credit risk. As of June 30, 2017, the amount of cash and cash equivalents held outside the Unites States by the Company’s foreign subsidiaries was $120.7 million, or 71.1% of the total consolidated cash and cash equivalents balance.
For the three months ended June 30, 2016, various subsidiaries of one customer accounted for 11% of total consolidated net service revenue. No single customer accounted for greater than 10% total consolidated net service revenue for the three and six months ended June 30, 2017 or the six months ended June 30, 2016.
As of June 30, 2017 and December 31, 2016, no single customer accounted for greater than 10% of billed and unbilled trade accounts receivable balances.
14. Related-Party Transactions
For the three and six months ended June 30, 2016, the Company recorded net service revenue of $0.1 million and $0.3 million, respectively, from a customer who had a significant shareholder who was also a significant shareholder of the Company through August 2016. There were no related party transactions for the three and six months ended June 30, 2017.
15. Commitments and Contingencies
In the normal course of business, the Company periodically becomes involved in various claims and lawsuits that are incidental to its business. While the outcome of these matters could differ from management’s expectations, the Company does not believe the resolution of these matters will have a material effect upon the Company’s financial statements.
The Company is self-insured for certain losses relating to health insurance claims for the majority of its employees located within the United States. The Company purchases stop-loss coverage from third-party insurance carriers to limit individual or aggregate loss exposure with respect to the Company’s health insurance claims. Accrued insurance liabilities and related expenses are based on estimates of claims incurred but not reported. As of June 30, 2017 and December 31, 2016, the Company had accrued self-insurance reserves of $2.7 million and $3.6 million, respectively.
In July 2016, the Company announced a $150.0 million stock repurchase program, which commenced on August 1, 2016 and was scheduled to end no later than December 31, 2017. On July 23, 2017, the Company’s board of directors terminated the repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national or global political, economic, business, competitive, market and regulatory conditions and the following: the impact of underpricing our contracts, overrunning our cost estimates or failing to receive approval for or experiencing delays with documentation of change orders; the impact of unfavorable economic conditions, including the uncertain economic environment, changes in exchange rates and effective income tax rate fluctuations; risks associated with our ability to complete the proposed Merger with inVentiv in a timely manner or at all, the integration of our business with the business of inVentiv, and our operation of the combined business following the closing of the Merger, if that occurs; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; the risks associated with our information systems infrastructure; any adverse effects from customer or therapeutic area concentration; the risks associated with doing business internationally; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our failure to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations; the risk of litigation and personal injury claims; the risks associated with potential future acquisitions or investments in our customers’ businesses or drugs; the impact of changes in government regulations and healthcare reform; and our ability to service our substantial indebtedness. For a further discussion of the risks relating to our business, see “Risk Factors” in Part II, Item 1A of this Quarterly report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Overview of our Business and Services
We are a leading global CRO, based on revenues, focused primarily on Phase I to Phase IV clinical development services for the biopharmaceutical and medical device industries. We provide our customers highly differentiated services across their development portfolios using our therapeutic expertise as a full service provider or utilizing our global scale and systems as a functional service provider (“FSP”). We consistently and predictably deliver clinical development services, consulting, and real world evidence support in a complex environment and offer a proprietary, operational approach to the delivery of our projects through our Trusted Process® methodology. Our service offerings focus on optimizing the development of and, therefore, the commercial potential for, our customers’ biopharmaceutical compounds, enhancing returns on their research and development (“R&D”), investments, and reducing their overhead by offering an attractive variable cost alternative to fixed cost, in-house resources.
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
For financial information regarding revenue and long-lived assets by geographic areas, see Note 12 - Operations by Geographic Location to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Recent Events
On May 10, 2017, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with inVentiv Health, Inc.’s parent company, Double Eagle Parent, Inc., a Delaware corporation (“inVentiv”), pursuant to which inVentiv will merge with and into us (the “Merger”), with us surviving the Merger. Subject to the terms and conditions of the Merger Agreement, the aggregate merger consideration to be paid in respect of all outstanding shares of inVentiv’s common stock, par value $0.0001 per share, inVentiv options and inVentiv restricted stock units shall be approximately 50.0 million diluted shares of our common stock and our assumption of approximately $2.4 billion in net debt, which we intend to refinance at closing.
Additionally, we have received credit facility commitments for a $1.0 billion Term Loan A, a $1.6 billion Term Loan B, and a $500.0 million revolver. We intend to use the proceeds from these credit facilities to (i) repay our current credit facility, (ii) repay inVentiv’s debt except for $405.0 million in existing senior notes which are due in 2024, and (iii) pay for transaction related costs.
Consummation of the Merger is subject to various conditions, including, among others (i) the requisite vote approving the Merger Agreement by our and inVentiv’s respective shareholders, (ii) expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (iii) obtaining consents from the competition regulatory authorities in certain other jurisdictions. All applicable regulatory approvals have been received and our shareholders are scheduled to vote on July 31, 2017. Subject to shareholder approval, we expect the Merger to be completed in August 2017.
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
Our new business awards, net of cancellations of prior awards, for the three months ended June 30, 2017 and 2016 were $423.8 million and $302.1 million, respectively. Our new business awards, net of cancellations of prior awards, for the six months ended June 30, 2017 and 2016 were $783.8 million and $604.4 million, respectively. Net new business awards were higher in the first six months of 2017 compared to the first six months of 2016 primarily due to continued growth in our oncology and general medicine therapeutic areas and progress we have made in growing our FSP business, including an award valued at $85.9 million received in March 2017. New business awards have varied and may continue to vary significantly from quarter to quarter. Fluctuations in our reported backlog and net new business award levels often result from the fact that we may receive a small number of relatively large orders in any given reporting period. Because of these large orders, our backlog and net new business awards in a reporting period may reach levels that are not sustainable in subsequent reporting periods.
The dollar amount of our backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the future, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by our customers with 30 days’ notice. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates. For the three and six months ended June 30, 2017, fluctuations in foreign currency exchange rates resulted in a favorable impact on our June 30, 2017 backlog in the amount of $23.4 million and $30.5 million, respectively, primarily due to the strengthening of the Euro against the U.S. dollar. As of June 30, 2017 and 2016, our backlog was $2.29 billion and $1.91 billion, respectively. Included within backlog at June 30, 2017 is approximately $0.48 billion that we expect to translate into revenue during the remainder of 2017.
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

We generally do not have a contractual right to the full amount of the revenue reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect the rate at which our backlog and net new business awards convert into revenue to decrease, or lengthen the duration of the project and the period over which the related revenue is recognized. See “Risk Factors - Risks Related to Our Business - Our Backlog might not be indicative of our future revenue, and we might not realize all of the anticipated future revenue reflected in our backlog” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated financial statements along with the percentage changes (in thousands, except percentages):

	Three Months Ended
	June 30, 2017	June 30, 2016	Change
Net service revenue	$258,087	$258,804	$(717)	(0.3)%
Reimbursable out-of-pocket expenses	133,048	140,843	(7,795)	(5.5)%
Total revenue	391,135	399,647	(8,512)	(2.1)%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	162,010	159,497	2,513	1.6%
Reimbursable out-of-pocket expenses	133,048	140,843	(7,795)	(5.5)%
Selling, general, and administrative	42,531	42,596	(65)	(0.2)%
Restructuring, CEO transition, and other costs	4,029	1,364	2,665	195.4%
Transaction expenses	23,739	1,169	22,570	1,930.7%
Depreciation and amortization	15,528	14,523	1,005	6.9%
Total operating expenses	380,885	359,992	20,893	5.8%
Income from operations	10,250	39,655	(29,405)	(74.2)%
Total other (expense) income, net	(9,888)	(6,304)	(3,584)	(56.9)%
Income before provision for income taxes	362	33,351	(32,989)	(98.9)%
Income tax benefit (expense)	3,027	(2,948)	5,975	202.7%
Net income	$3,389	$30,403	$(27,014)	(88.9)%

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
Net service revenue	$510,165	$507,801	$2,364	0.5%
Reimbursable out-of-pocket expenses	262,888	304,933	(42,045)	(13.8)%
Total revenue	773,053	812,734	(39,681)	(4.9)%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	316,845	311,555	5,290	1.7%
Reimbursable out-of-pocket expenses	262,888	304,933	(42,045)	(13.8)%
Selling, general, and administrative	87,465	86,075	1,390	1.6%
Restructuring, CEO transition, and other costs	5,956	7,402	(1,446)	(19.5)%
Transaction expenses	23,741	1,730	22,011	1,272.3%
Depreciation and amortization	31,156	28,876	2,280	7.9%
Total operating expenses	728,051	740,571	(12,520)	(1.7)%
Income from operations	45,002	72,163	(27,161)	(37.6)%
Total other (expense) income, net	(16,333)	(14,391)	(1,942)	(13.5)%
Income before provision for income taxes	28,669	57,772	(29,103)	(50.4)%
Income tax expense	(4,093)	(9,964)	5,871	58.9%
Net income	$24,576	$47,808	$(23,232)	(48.6)%
Net Service Revenue and Reimbursable Out-of-Pocket Expenses
Total revenue was comprised of the following (in thousands, except percentages):

	Three Months Ended
	June 30, 2017	June 30, 2016	Change
Net service revenue	$258,087	$258,804	$(717)	(0.3)%
Reimbursable out-of-pocket expenses	133,048	140,843	(7,795)	(5.5)%
Total revenue	$391,135	$399,647	$(8,512)	(2.1)%

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
Net service revenue	$510,165	$507,801	$2,364	0.5%
Reimbursable out-of-pocket expenses	262,888	304,933	(42,045)	(13.8)%
Total revenue	$773,053	$812,734	$(39,681)	(4.9)%
For the three months ended June 30, 2017, net service revenue decreased by $0.7 million, or 0.3%, to $258.1 million from $258.8 million for the three months ended June 30, 2016. For the six months ended June 30, 2017, net service revenue increased by $2.4 million, or 0.5%, to $510.2 million from $507.8 million for the six months ended June 30, 2016. For both the three and six months ended June 30, 2017, our net service revenue remained relatively consistent with the same periods in the prior year. This was primarily the result of weak net new business awards in the fourth quarter of 2016, as well as customer and regulatory delays, among other factors, impacting awarded projects. During the three and six months ended June 30, 2017, fluctuations in foreign currency exchange rates resulted in an unfavorable impact of $4.6 million and $8.1 million, respectively, on net service revenue as compared to the three and six months ended June 30, 2016.
For the three months ended June 30, 2016, various subsidiaries of one customer accounted for 11% of total consolidated net service revenue. No single customer accounted for greater than 10% total consolidated net service revenue for the three and six months ended June 30, 2017 or the six months ended June 30, 2016.
Net service revenue from our top five customers accounted for approximately 29.1% and 34.5% of total consolidated net service revenue for the three months ended June 30, 2017 and 2016, respectively. Net service revenue from our top five customers accounted for approximately 30.0% and 34.1% of total consolidated net service revenue for the six months ended June 30, 2017 and 2016, respectively.

Reimbursable out-of-pocket expenses represent expenses related to our clinical studies that are passed directly through to customers. These expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity, and do not necessarily change in direct correlation to net service revenue. For the three and six months ended June 30, 2017, reimbursable out-of-pocket expenses decreased by $7.8 million, or 5.5%, and by $42.0 million, or 13.8%, respectively, as compared to the three and six months ended June 30, 2016. The reimbursable out-of-pocket expenses included in “Total revenue” are offset by an equal amount shown under the same caption in the “Costs and operating expenses” section in our unaudited condensed consolidated statements of operations and, accordingly, have no impact on income from operations.
Direct Costs and Reimbursable Out-of-pocket Expenses
Direct costs and reimbursable out-of-pocket expenses were as follows (in thousands, except percentages):

	Three Months Ended
	June 30, 2017	June 30, 2016	Change
Direct costs (exclusive of depreciation and amortization)	$162,010	$159,497	$2,513	1.6%
Reimbursable out-of-pocket expenses	133,048	140,843	(7,795)	(5.5)%
Total direct costs and reimbursable out-of-pocket expenses	$295,058	$300,340	$(5,282)	(1.8)%

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
Direct costs (exclusive of depreciation and amortization)	$316,845	$311,555	$5,290	1.7%
Reimbursable out-of-pocket expenses	262,888	304,933	(42,045)	(13.8)%
Total direct costs and reimbursable out-of-pocket expenses	$579,733	$616,488	$(36,755)	(6.0)%
The following is a summary of the year-over-year fluctuation in components of direct costs (in thousands):

Change in:	Three Months Ended June 30, 2017 to 2016	Six Months Ended June 30, 2017 to 2016
Salaries, benefits, and incentive compensation	$7,389	$16,297
Contract labor	(4,140)	(11,631)
Other	(736)	624
Total	$2,513	$5,290
Our direct costs increased by $2.5 million, or 1.6%, to $162.0 million for the three months ended June 30, 2017 from $159.5 million for the three months ended June 30, 2016. Our direct costs increased by $5.3 million, or 1.7%, to $316.8 million for the six months ended June 30, 2017 from $311.6 million for the six months ended June 30, 2016. Salaries, benefits, and incentive compensation expense increased by $7.4 million and $16.3 million, respectively, for the three and six months ended June 30, 2017 compared to the same periods in the prior year. These increases were primarily driven by the addition of personnel to support (i) our new business awarded in the first half of 2017, (ii) our investment in additional personnel to support the bidding process for new business opportunities, and (iii) the overall growth of our operations. In addition, during the three and six months ended June 30, 2017 we incurred total estimated costs of approximately $5.0 million associated with underutilized personnel we retained in anticipation of work that is expected to start in late third quarter or early fourth quarter of 2017.
Partially offsetting these increases were (i) decreases in temporary contract labor costs of $4.1 million and $11.6 million during the three and six months ended June 30, 2017, respectively, that were incurred to complete a project with an accelerated timeline and (ii) reductions of $1.5 million and $2.0 million during the three and six months ended June 30, 2017, respectively, of incentive compensation expense associated with the lower achievement of operating performance targets.
During the three and six months ended June 30, 2017, fluctuations in foreign currency exchange rates resulted in a favorable impact of $3.4 million and $7.1 million, respectively, on direct costs as compared to the three and six months ended June 30, 2016.
Reimbursable out-of-pocket expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity and do not necessarily change in direct correlation to net service revenue. As noted above, for the three and six months ended June 30, 2017 reimbursable out-of-pocket expenses decreased by $7.8 million, or 5.5%, and by $42.0 million, or 13.8%, respectively, as compared to the six months ended June 30, 2016.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were as follows (in thousands, except percentages):

	Three Months Ended
	June 30, 2017	June 30, 2016	Change
Selling, general, and administrative	$42,531	$42,596	$(65)	(0.2)%
Percentage of net service revenue	16.5%	16.5%

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
Selling, general, and administrative	$87,465	$86,075	$1,390	1.6%
Percentage of net service revenue	17.1%	17.0%
The following is a summary of the year-over-year fluctuation in components of our selling, general, and administrative expenses (in thousands):

Change in:	Three Months Ended June 30, 2017 to 2016	Six Months Ended June 30, 2017 to 2016
Salaries, benefits, and incentive compensation	$1,376	$4,176
Other expenses	(1,441)	(2,786)
Total	$(65)	$1,390
Selling, general, and administrative expenses decreased by $0.1 million, or 0.2%, to $42.5 million for the three months ended June 30, 2017 from $42.6 million for the three months ended June 30, 2016. Selling, general and administrative expenses for the three months ended June 30, 2017 remained relatively consistent compared to the same period in the prior year. Salaries, benefits, and incentive compensation expenses increased primarily as a result of the additions in personnel to support the growth of our business. Partially offsetting this increase was a decrease in incentive compensation expense of $1.1 million due to lower achievement of operating performance targets, as well as a decrease in other expenses.
Selling, general, and administrative expenses increased by $1.4 million, or 1.6%, to $87.5 million for the six months ended June 30, 2017 from $86.1 million for the six months ended June 30, 2016. This increase was driven by an increase in salaries, benefits, and incentive compensation, primarily resulting from the additions in personnel to support the growth of our business. Partially offsetting this increase was a decrease in incentive compensation expense of $1.5 million due to lower achievement of operating performance targets and a reduction in other expenses primarily related to a decrease in bad debt expense of $0.9 million.
During the three and six months ended June 30, 2017, fluctuations in foreign currency exchange rate resulted in a favorable impact of $0.8 million and $1.3 million, respectively, on selling, general, and administrative expenses as compared to the three and six months ended June 30, 2016.
Selling, general and administrative expenses as a percentage of net service revenue were 16.5% for both the three months ended June 30, 2017 and June 30, 2016. Selling, general and administrative expenses as a percentage of net service revenue were 17.1% for the six months ended June 30, 2017, compared to 17.0% for the six months ended June 30, 2016.
Restructuring, CEO Transition, and Other Costs
Restructuring, CEO transition, and other costs were $4.0 million and $6.0 million for the three and six months ended June 30, 2017. In July 2016, we entered into a transition agreement with our former Chief Executive Officer (“CEO”) related to his transition from the position of CEO effective October 1, 2016, and subsequent services to be rendered through his separation date of February 28, 2017. Payments under this agreement are expected to be made through August 2018. In addition, in September 2016, we entered into retention agreements with certain key employees coinciding with the CEO transition for retention periods of up to one year. For the three and six months ended June 30, 2017, we recognized $0.4 million and $0.8 million, respectively, of costs associated with the retention agreements and expect make payments of $0.9 million related to these agreements in September 2017. In addition, during the six months ended June 30, 2017, we recognized approximately $2.4 million of employee severance costs in an effort to optimize our workforce worldwide.
During the three and six months ended June 30, 2017, we also incurred (i) facility closure and lease costs related to our focus on optimizing our resources worldwide of $0.3 million and $1.0 million, respectively, (ii) consulting costs related to the continued consolidation of our legal entities and restructuring of our contract management process to meet the requirements of upcoming accounting regulation changes of $0.5 million and $0.8 million, respectively, and (iii) other costs of $0.4 million and $1.0 million, respectively.
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
As a result of the Merger, we expect to incur significant costs related to the restructuring of our operations in order to achieve the targeted synergies over the next several years. However, the timing and the estimate of the amount of these costs depends on various factors, including, but not limited to, (i) the timing of the completion of the Merger, (ii) the identification of synergy opportunities, and (iii) the execution of the integration of our combined operations.
Transaction Expenses
We incurred transaction expenses of $23.7 million for both the three and six months ended June 30, 2017, primarily related to third-party fees associated with the Merger Agreement discussed above and related integration activities. We expect to incur additional transaction and integration expenses associated with the Merger. However the timing and the estimate of the amount of these expenses depends on various factors such as, but not limited to, (i) the timing and completion of the merger, (ii) the accounting valuation and purchase price allocation, and (iii) the execution of integration activities.
Additionally, in connection with the Merger, we entered into retention agreements with certain key employees. Under the retention agreements, cash retention payments will be made immediately at the closing of the Merger and at the end of the nine-month period following the closing of the Merger. During the three and six months ended June 30, 2017, we recognized $5.1 million of expenses related to these retention agreements and expect to incur approximately $10.1 million of additional expenses through the nine-month period following the close of the Merger.
For the three and six months ended June 30, 2016, we incurred transaction expenses of $1.2 million and $1.7 million, respectively, consisting of third-party fees associated with our May 2016 secondary offering and other corporate projects.
Depreciation and Amortization Expense
Total depreciation and amortization expense increased to $15.5 million and $31.2 million, respectively, for the three and six months ended June 30, 2017 from $14.5 million and $28.9 million, respectively, for the three and six months ended June 30, 2016, primarily due to an increase in depreciation expense resulting from our continued investment in information technology and facilities to support growth in our operational capabilities and optimize our infrastructure.
Other (Expense) Income, Net
Other (expense) income, net was as follows (in thousands, except percentages):

	Three Months Ended
	June 30, 2017	June 30, 2016	Change
Interest income	$152	$43	$109	253.5%
Interest expense	(3,286)	(3,087)	(199)	(6.4)%
Other expense, net	(6,754)	(3,260)	(3,494)	(107.2)%
Total other (expense) income, net	$(9,888)	$(6,304)	$(3,584)	(56.9)%

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
Interest income	$264	$77	$187	242.9%
Interest expense	(6,386)	(6,091)	(295)	(4.8)%
Other expense, net	(10,211)	(8,377)	(1,834)	(21.9)%
Total other (expense) income, net	$(16,333)	$(14,391)	$(1,942)	(13.5)%
Total other (expense) income, net increased to net expense of $9.9 million for the three months ended June 30, 2017 from net expense of $6.3 million for the three months ended June 30, 2016. Total other (expense) income, net increased to net expense of $16.3 million for the six months ended June 30, 2017 from net expense of $14.4 million for the six months ended June 30, 2016. These increases were primarily attributable to increases in other expense, net of $3.5 million and $1.8 million, respectively. These increases are predominantly related to foreign currency losses incurred due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than functional currency. Strengthening of foreign currencies against the U.S. dollar may create losses in future periods to the extent that our subsidiaries who use local currency as their functional currency maintain net assets and liabilities balances not denominated in their functional currency.

Income Tax Benefit (Expense)
For the three and six months ended June 30, 2017, income tax benefit (expense) was a benefit of $3.0 million and an expense of $4.1 million, compared to pre-tax income of $0.4 million and $28.7 million, respectively. The income tax benefit position for the three months ended June 30, 2017 is primarily attributable to the recognition of favorable discrete adjustments related to (i) foreign currency exchange losses associated with foreign branch dividend distributions of $2.2 million, and (ii) excess tax benefits on share-based compensation of $0.8 million. Variances between our effective income tax rate and the statutory income tax rate of 35% for the three and six months ended June 30, 2017 were primarily due to the benefit from the discrete tax items discussed above, as well as reductions in our income tax expense resulting from (i) the relative amount of income from operations earned in international jurisdictions with lower statutory income tax rates compared to the United States, and (ii) the recognition of research tax credits generated during the period.
For the three and six months ended June 30, 2016, our income tax expense was $2.9 million and $10.0 million, respectively, compared to pre-tax income of $33.4 million and $57.8 million, respectively. Variances between our effective income tax rate and the statutory rate of 35% for the three and six months ended June 30, 2016 were primarily due to reductions in our income tax expense resulting from (i) the relative amount of income from operations earned in international jurisdictions with lower statutory income tax rates compared to the United States, (ii) discrete tax adjustments related to foreign exchange losses associated with historical branch transactions of $1.5 million, and (iii) discrete tax adjustments related to excess tax benefits on share-based compensation of $6.7 million and $8.0 million, respectively.
Net Income
Net income decreased to $3.4 million for the three months ended June 30, 2017 from $30.4 million for the three months ended June 30, 2016. Net income decreased to $24.6 million for the six months ended June 30, 2017 from $47.8 million for the six months ended June 30, 2016.
These decreases in net income were primarily due to (i) a decrease in income from operations, primarily driven by higher transaction costs associated with the Merger for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016, and (ii) an increase in other expense, net, predominantly driven by foreign currency losses incurred due to an unfavorable impact of foreign currency exchange rate fluctuations.
Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	June 30, 2017	December 31, 2016
Balance sheet statistics:
Cash and cash equivalents (a)	$169,654	$102,471
Working capital (excluding restricted cash)	74,868	55,295
(a) As of June 30, 2017, the amount of cash and cash equivalents held outside the United States by our foreign subsidiaries was $120.7 million. These cash and cash equivalent balances may be subject to foreign withholding and U.S. taxation, if repatriated. We intend to reinvest cash outside the U.S. except in instances where repatriating such earnings would result in no additional income tax.
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
In July 2016, we announced a $150.0 million stock repurchase program which commenced on August 1, 2016 and was scheduled to end no later than December 31, 2017. On July 23, 2017, our board of directors terminated the repurchase program.
In addition, as disclosed in Note 3 - Business Combinations to the unaudited condensed consolidated financial statements, we expect to complete the Merger with inVentiv in August 2017. Completion of this transaction will result in a significant increase of our debt to approximately $3.0 billion. If the Merger with inVentiv is completed, the operations of the combined company could require additional capital depending on future conditions.
Indebtedness
As of June 30, 2017, we had total principal amount of indebtedness of $475.0 million related to our term loan borrowings. In addition, as of June 30, 2017 we had $199.4 million (net of $0.6 million in outstanding letters of credit) of available borrowings for working capital and other purposes under the revolver. In May 2016, we entered into interest rate swap agreements with a combined notional value of $300.0 million in an effort to limit our exposure to variable interest rates on our term loan. These interest rate swaps convert approximately 44% of our outstanding principal debt balance at June 30, 2017 from floating-rate debt to fixed-rate debt. The issuance of additional debt and the related incremental interest expense could adversely affect our operations and financial condition or limit our ability to secure additional capital and other resources.
On July 24, 2017, the Company made a voluntary prepayment of $30.0 million on the term loan which will be applied against the regularly-scheduled quarterly principal payments. This prepayment reduced the outstanding principal balance of the term loan to $445.0 million.

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

As discussed in Note 3 - Business Combinations to the unaudited condensed consolidated financial statements, if the Merger with inVentiv is completed we will assume approximately $2.4 billion in net debt, which we intend to refinance at closing. We have received credit facility commitments for a $1.0 billion Term Loan A, a $1.6 billion Term Loan B, and a $500.0 million revolver. We intend to use the proceeds from these credit facilities to (i) repay our current credit facility, (ii) repay inVentiv’s debt except for $405.0 million in existing senior notes which are due in 2024, and (iii) pay for transaction related costs. If the Merger with inVentiv is completed, the operations of the combined company could require additional capital depending on future conditions.

Cash and Cash Equivalents
Our cash flows from operating, investing, and financing activities were as follows (in thousands, except percentages):

	Six Months Ended
	June 30, 2017	June 30, 2016	Change
Net cash provided by operating activities	$98,424	$44,376	$54,048
Net cash used in investing activities	(15,974)	(11,490)	(4,484)
Net cash used in financing activities	(19,928)	(20,912)	984
Cash Flows from Operating Activities
For the six months ended June 30, 2017, our operating activities provided $98.4 million in cash, consisting of net income of $24.6 million, adjusted for net non-cash items of $41.3 million primarily related to depreciation and amortization, share-based compensation, and foreign currency adjustments. Additionally, cash provided by changes in operating assets and liabilities was $32.6 million, consisting primarily of cash inflow as a result of (i) a decrease in billed and unbilled accounts receivable, (ii) an increase in deferred revenue, and (iii) an increase in accounts payable and accrued liabilities.
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
Cash flows from operations increased by $54.0 million during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, due to an increase in the cash inflow from working capital of $80.8 million, partially offset by the year-over-year decrease in net income of $23.2 million. The increase in cash inflow from working capital was primarily due to the change in our days sales outstanding (“DSO”) compared to the same period in the prior year. We expect our DSO will continue to be volatile from period to period and may increase over time due to an increase in milestone billing requirements.
Cash Flows from Investing Activities
For the six months ended June 30, 2017, we used $16.0 million in cash for investing activities for the purchases of property and equipment. For the full year 2017, we expect our total capital expenditures to be between $38.0 million and $43.0 million. This estimate includes expenditures associated with planned consolidation of our corporate headquarters facility in Morrisville, North Carolina (and providing for future expansion at this location), as well as expenditures related to a new site in Farnborough, United Kingdom which will replace our Camberley, United Kingdom location. These moves will coincide with the near-term expiration of our existing leases. The new Morrisville, NC location will remain our corporate headquarters and the Farnborough, United Kingdom office will remain a key location following our announced merger with inVentiv. The estimated capital expenditures do not take into consideration any capital additions of inVentiv or future activities associated with the Merger.

For the six months ended June 30, 2016, we used $11.5 million in cash for investing activities for the purchase of property and equipment.
Cash Flows from Financing Activities
For the six months ended June 30, 2017, we used $19.9 million in cash for financing activities, consisting of net repayments of $25.0 million under the revolving line of credit and payments of $1.2 million related to tax withholdings for share-based compensation. These payments were partially offset by proceeds of $6.3 million received from the exercise of stock options.
For the six months ended June 30, 2016, financing activities used $20.9 million in cash related to a net repayment of $30.0 million under the revolving line of credit. This cash outflow was partially offset by proceeds of $9.1 million from the exercise of stock options.
Contractual Obligations and Commitments
The following table summarizes our expected material contractual obligations as of June 30, 2017 (in thousands):

	Payment Due by Period
	Total	2017 (remaining 6 months)	2018 to 2019	2020 to 2021	2022 and thereafter
Long-term debt	$475,000	$11,875	$65,313	$397,812	$—
Interest on long-term debt	45,733	6,267	23,082	16,384	—
Noncancellable purchase commitments	54,250	10,200	42,879	1,171	—
Operating leases	153,564	12,298	33,579	25,743	81,944
Executive transition costs	2,102	1,871	231	—	—
Merger retention bonuses	15,226	5,075	10,151	—	—
Total	$745,875	$47,586	$175,235	$441,110	$81,944
In July 2016, our board of directors approved a $150.0 million repurchase program for shares of our common stock. The program commenced on August 1, 2016 and was scheduled to end no later than December 31, 2017. On July 23, 2017, our board of directors terminated the repurchase program.
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
Item 1A. Risk Factors.
In addition to the risk factors set forth in “Risk Factors” in Part 1, Item 1A of our Annual Report on Form 10-K (the “10-K”) for the year ended December 31, 2016, investors should consider the following risk factors relating to our pending merger with inVentiv. On May 10, 2017, the Company entered into the Merger Agreement with inVentiv, pursuant to which inVentiv will merge with and into the Company, with the Company surviving the Merger. Subject to terms and conditions of the Merger Agreement and following a vote by stockholders of both the Company and inVentiv, the Merger is expected to close in August 2017, although we cannot assure you that the transaction will close during that time or at all. The risk factors below should be read in conjunction with the risk factors set forth in the 10-K and the other information contained in this report.

Failure of the Merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the Merger could negatively impact us.

Our obligations and inVentiv’s obligations to consummate the Merger are subject to the satisfaction or waiver of certain customary conditions, including, but not limited to, receipt of certain approvals, the absence of any legal prohibitions, the receipt of the required approvals of holders of our common stock with respect to the Merger Agreement and the issuance of our common stock, pursuant to the Merger, the receipt of the inVentiv stockholder approval, authorization for listing on the NASDAQ of the shares of our common stock comprising the aggregate merger consideration, the Merger not failing to qualify as a “reorganization” under Section 368 of the Code, (or substantially similar treatment under any amended, replacement or successor provision or provisions to Section 368 of the Code) as a result of any change in U.S. federal income tax law, or any change in official interpretation thereof, in each case after the date of the Merger Agreement, the accuracy of the other party’s or parties’ representations and warranties (generally subject to a material adverse effect standard, with certain exceptions), the other party’s performance in all material respects of its obligations contained in the Merger Agreement and the absence of any event since the execution of the Merger Agreement that has a material adverse effect on the other party. These conditions to the consummation of the Merger may not be fulfilled and, accordingly, the Merger may not be completed.

If the Merger is not consummated, our ongoing business, financial condition and results of operations may be materially adversely affected and the market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. In addition, we and our respective subsidiaries may experience negative reactions from our respective clients, suppliers, regulators, vendors, and employees, and litigations related to any failure to complete the merger. If the consummation of the Merger is delayed, including by the receipt of a competing acquisition proposal, our business, financial condition and results of operations may be materially adversely affected. Additionally, if the Merger Agreement is terminated, under certain circumstances, we must reimburse inVentiv and affiliates for all of their expenses, not to exceed $10.0 million in the aggregate, and/or pay a reverse termination fee in the amount equal to $70.7 million or $82.1 million, depending on the reason for such termination.

Furthermore, we have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we would have to pay these expenses without realizing the expected benefits of the transaction. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the Merger, including the diversion of management attention from pursuing other opportunities and the constraints in the Merger Agreement on the ability to make significant changes to our ongoing business during the pendency of the Merger, could have a material adverse effect on our business, financial condition and results of operations.

Additionally, our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger.

If the Merger Agreement is terminated and our board of directors seeks another merger or business combination, our stockholders cannot be certain that we will be able to find a party willing to engage in a transaction on terms as attractive as, or more attractive than, the Merger.

The Merger may not be accretive and may cause dilution to the combined company’s earnings per share, which may negatively affect the market price of common stock of the combined company.

We currently anticipate that the merger will be accretive to our adjusted earnings per share beginning in first full year subsequent to the completion of the Merger. However, this expectation is based on preliminary estimates, which may change materially. The combined company could also fail to realize any or all of the benefits anticipated in the Merger or experience material delays or inefficiencies in realizing such benefits, which could cause dilution to the combined company’s adjusted diluted earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the market value of the combined company’s common stock. This could negatively impact our earnings per share or decrease or delay the expected accretive effect of the merger and cause a decrease in the market price of common stock of the combined company.

Both parties will be subject to business uncertainties and contractual restrictions while the merger is pending.

Our continued success will, in part, depend on our ability to retain the talents and dedication of key employees currently employed by us. Such employees may decide not to remain with the Company while the Merger is pending or if the Merger and Merger Agreement are terminated. If key employees terminate their employment, or if an insufficient number of employees are retained to maintain effective operations, our business activities may be adversely affected and management’s attention may be diverted from successfully managing our business to hiring suitable replacements, all of which may cause our business to deteriorate. We may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms. In addition, we may not be able to motivate certain key employees during the pendency of the Merger or following the termination of the Merger due to organizational changes, reassignments of responsibilities, the perceived lack of appropriate opportunities for advancement or other reasons.

In addition, uncertainty about the effect of the Merger on sponsors of clinical trials and other customers, distributors, partners, suppliers, licensors and licensees may have an adverse effect on the business, financial condition and results of operations of both the Company and inVentiv. These uncertainties may impair each party’s ability to attract and retain sponsors of clinical trials and other customers, distributors, partners, suppliers, licensors and licensees pending the consummation of the Merger, as such sponsors of clinical trials and other customers, distributors, partners, suppliers, licensors and licensees may experience uncertainty about their future relationship with us, inVentiv or the combined company, as applicable, during the pendency and following the consummation of the Merger. Additionally, these uncertainties could cause sponsors of clinical trials and other customers, distributors, partners, suppliers, licensors, licensees and others who deal with us or inVentiv to seek to change existing business relationships with us or inVentiv, as applicable, or fail to extend an existing relationship with us or inVentiv, as applicable. In addition, competitors may target the Company’s or inVentiv’s existing sponsors of clinical trials and other customers by highlighting potential uncertainties and integration difficulties that may result from the Merger. Our ability to raise additional capital may also be negatively impacted. These disruptions could have an adverse effect on the results of our operations, cash flows and financial position, and in turn have an adverse effect on the combined company’s ability to realize the expected cost savings and other benefits of the Merger.

The pursuit of the Merger and the preparation for the integration may place a burden on each company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on each company’s business, financial condition and results of operations.

In addition, the Merger Agreement restricts us from taking certain actions without the other party’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from declaring dividends or issuing shares, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the Merger Agreement, entering into other transactions or making other changes to such party’s business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

The combined company may be unable run a successful contract commercial organization.

We anticipate that significant value will be realized by the combined company in connection with the acquisition of inVentiv’s commercial business segment. However, because we have not historically had a commercial business segment in the past, it is possible that the combined company will fail to achieve the anticipate benefits of the combination. The combined company may not be as successful in cross-selling its clinical and commercial services as projected prior to the consummation of the Merger.

In addition, the commercial business segment will introduce risks to the combined company that we have not been subject to historically. Those risks include:

•	commercial segment contracts tend to have shorter durations and it can be difficult to predict whether these contracts will be renewed;

•	biopharmaceutical companies can encounter difficulties raising capital to fund their R&D and commercialization projects;

•
governmental reform or private market initiatives intended to reduce the cost of biopharmaceutical products, or governmental, medical association or biopharmaceutical industry initiatives designed to regulate the manner in which biopharmaceutical companies promote their products, each of which can limit the value of inVentiv commercialization services;

•
further consolidation in the biopharmaceutical industry, which could negatively affect certain of the combined company’s commercial service offerings by reducing overall outsourced expenditures if the combined company is unsuccessful in winning business from the consolidated entity, or could result in the delay or cancellation of existing projects, cause reductions in overall outsourcing expenditures, or lead to increased pricing pressures; and

•
companies electing to perform clinical development and commercialization services the combined company will provide internally based on industry or company specific factors, such as the rate of new product development, the number of professionals employed internally in relation to demand or the need to promote new and existing products or develop new products.

The combined company may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, the combined company’s ability to combine our business with the business inVentiv and to achieve operating synergies. If the combined company is not able to successfully achieve this objective, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in reconciling and integrating the different methods of recognizing revenue of the businesses of inVentiv and the Company;

•	challenges in attracting and retaining key personnel;

•	difficulties in managing the expanded operations of a significantly larger and more complex company; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger.

For example, both the Company and inVentiv expect to incur substantial expenses in connection with consummation of the Merger and combining the businesses, operations, networks, systems, technologies, policies and procedures of the two companies. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time and as result may exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the Merger.

The Company and inVentiv have operated and, until the consummation of the Merger, will continue to operate independently. It is possible that the integration process or other factors could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies. These transition matters could have an adverse effect on us during the pre-Merger period and for an undetermined amount of time after the consummation of the Merger. In addition, events outside of our control, including changes in regulations and laws, as well as economic trends, could adversely affect our ability to realize the expected benefits from the Merger.

Our future results will suffer if we do not effectively manage our expanded operations following the completion of the Merger.

Following the completion of the Merger, the size of our business will increase significantly beyond the current size of either ours or inVentiv’s business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. For example, the combined company may not be able to maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness when due. If the combined company’s cash flows and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance its indebtedness. In addition, we anticipate that the combined company will have significantly greater leverage as compared to the Company as of the execution date of the Merger Agreement. This increased leverage could reduce the combined company’s flexibility in responding to current and changing industry and financial market conditions. If we are unsuccessful in managing the operations of the combined company or if it does not realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger, our operations and financial condition could be adversely affected and we may not be able to take advantage of business development opportunities.

Our operating results and share price and/or the operating results and share price of the combined company may be volatile, which could cause the value of our or the combined company’s stockholder’s investments to decline.

Our quarterly and annual operating results during the pendency of the Merger and those of the combined company following the Merger may fluctuate in the future, and such fluctuations may be significant. Such fluctuations may be due to the accretion, or anticipated accretion, of the Merger, the progress and success of the integration process or the perception of such progress or success, additions or departures of key personnel or sponsors of clinical trials and other customers, distributors, partners, suppliers, licensors, and licensees, the introduction of new products or services by the combined company or its competitors, issuance of new or changed securities analysts’ reports or recommendations, sales, or anticipated sales, of large blocks of stock of the combined company, regulatory or political developments and other factors. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of the Company and/or the combined company’s shares to wide price fluctuations regardless of its operating performance.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
On July 26, 2016, the Company’s board of directors approved a $150.0 million repurchase program for shares of the Company’s common stock in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The program commenced on August 1, 2016 and was scheduled to end no later than December 31, 2017. On July 23, 2017, the Company’s board of directors terminated the repurchase program. During the three months ended June 30, 2017 and from July 1, 2017 through July 23, 2017, there were no repurchases under the stock repurchase program.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated May 10, 2017, between INC Research Holdings, Inc. and Double Eagle Parent, Inc.	8-K	001-36730	2.1	May 10, 2017
10.1	Voting Agreement, dated May 10, 2017, between INC Research Holdings, Inc., Double Eagle Parent, Inc. and Thomas H. Lee Partners, L.P.	8-K	001-36730	10.1	May 10, 2017
10.2	Voting Agreement, dated May 10, 2017, between INC Research Holdings, Inc., Double Eagle Parent, Inc. and Advent International Corporation.	8-K	001-36730	10.2	May 10, 2017
10.3	Stockholders’ Agreement, dated May 10, 2017, by and among INC Research Holdings, Inc. and the stockholders party thereto.	8-K	001-36730	10.3	May 10, 2017
10.4	Stockholders’ Agreement, dated May 10, 2017, by and among INC Research Holdings, Inc. and the stockholders party thereto.	8-K	001-36730	10.4	May 10, 2017
10.5	Letter Agreement, dated May 10, 2017, by and among INC Research Holdings, Inc., inVentiv Health, Inc. and Michael A. Bell.	8-K	001-36730	10.5	May 10, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on July 26, 2017.

INC RESEARCH HOLDINGS INC.

Date: July 26, 2017	/s/ Gregory S. Rush
Gregory S. Rush
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated May 10, 2017, between INC Research Holdings, Inc. and Double Eagle Parent, Inc.	8-K	001-36730	2.1	May 10, 2017
10.1	Voting Agreement, dated May 10, 2017, between INC Research Holdings, Inc., Double Eagle Parent, Inc. and Thomas H. Lee Partners, L.P.	8-K	001-36730	10.1	May 10, 2017
10.2	Voting Agreement, dated May 10, 2017, between INC Research Holdings, Inc., Double Eagle Parent, Inc. and Advent International Corporation.	8-K	001-36730	10.2	May 10, 2017
10.3	Stockholders’ Agreement, dated May 10, 2017, by and among INC Research Holdings, Inc. and the stockholders party thereto.	8-K	001-36730	10.3	May 10, 2017
10.4	Stockholders’ Agreement, dated May 10, 2017, by and among INC Research Holdings, Inc. and the stockholders party thereto.	8-K	001-36730	10.4	May 10, 2017
10.5	Letter Agreement, dated May 10, 2017, by and among INC Research Holdings, Inc., inVentiv Health, Inc. and Michael A. Bell.	8-K	001-36730	10.5	May 10, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith