Form 10-Q
period 2017-09-30
INC Research Holdings, Inc.
filed 2017-11-09
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 2, 2017, there were approximately 104,344,972 shares of the registrant’s common stock outstanding.

INC RESEARCH HOLDINGS, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net service revenue	$592,207	$259,557	$1,102,372	$767,358
Reimbursable out-of-pocket expenses	230,121	132,234	493,009	437,167
Total revenue	822,328	391,791	1,595,381	1,204,525

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	405,798	159,641	722,643	471,196
Reimbursable out-of-pocket expenses	230,121	132,234	493,009	437,167
Selling, general, and administrative	88,855	41,743	176,320	127,818
Restructuring and other costs	6,670	2,881	12,626	10,283
Transaction and integration-related expenses	84,340	1,127	108,081	2,857
Asset impairment charges	30,000	—	30,000	—
Depreciation	14,049	5,305	26,279	15,257
Amortization	51,383	9,464	70,309	28,388
Total operating expenses	911,216	352,395	1,639,267	1,092,966
(Loss) income from operations	(88,888)	39,396	(43,886)	111,559

Other (expense) income, net:
Interest income	501	62	765	139
Interest expense	(27,432)	(3,226)	(33,818)	(9,317)
Loss on extinguishment of debt	(102)	(439)	(102)	(439)
Other expense, net	(5,953)	(2,384)	(16,164)	(10,761)
Total other (expense) income, net	(32,986)	(5,987)	(49,319)	(20,378)
(Loss) income before provision for income taxes	(121,874)	33,409	(93,205)	91,181
Income tax expense	(26,124)	(6,078)	(30,217)	(16,042)
Net (loss) income	$(147,998)	$27,331	$(123,422)	$75,139

(Loss) earnings per share:
Basic	$(1.70)	$0.50	$(1.90)	$1.39
Diluted	$(1.70)	$0.49	$(1.90)	$1.35
Weighted average common shares outstanding:
Basic	87,152	54,186	65,097	54,147
Diluted	87,152	55,567	65,097	55,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net (loss) income	$(147,998)	$27,331	$(123,422)	$75,139
Unrealized (loss) gain on derivative instruments, net of income tax benefit (expense) of $72, $(139), $163, and $102, respectively	(115)	769	(248)	(154)
Foreign currency translation adjustments, net of income tax benefit (expense) of $(5,873), $0, $(5,873), and $0, respectively	4,626	981	16,958	5,048
Comprehensive (loss) income	$(143,487)	$29,081	$(106,712)	$80,033

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	December 31, 2016
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$304,327	$102,471
Restricted cash	1,201	607
Accounts receivable billed, net	557,257	211,476
Accounts receivable unbilled	403,123	173,873
Prepaid expenses and other current assets	96,894	34,202
Total current assets	1,362,802	522,629
Property and equipment, net	172,912	58,306
Goodwill	4,265,175	552,502
Intangible assets, net	1,394,728	114,486
Deferred income tax assets	21,337	14,726
Other long-term assets	80,000	25,858
Total assets	$7,296,954	$1,288,507

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$66,031	$23,693
Accrued liabilities	445,958	153,559
Deferred revenue	510,930	277,600
Current portion of capital lease obligations	19,941	—
Current portion of long-term debt	30,750	11,875
Total current liabilities	1,073,610	466,727
Capital lease obligations, non-current	22,104	—
Long-term debt, non-current	2,984,785	485,849
Deferred income tax liabilities	51,108	8,295
Other long-term liabilities	139,038	26,163
Total liabilities	4,270,645	987,034

Commitments and contingencies (Note 18)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.01 par value; 600,000,000 shares authorized, 104,219,471 and 53,762,786 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,042	538
Additional paid-in capital	3,404,506	573,176
Accumulated other comprehensive loss, net of tax	(25,540)	(42,250)
Accumulated deficit	(353,699)	(229,991)
Total shareholders' equity	3,026,309	301,473
Total liabilities and shareholders' equity	$7,296,954	$1,288,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(123,422)	$75,139
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	96,588	43,645
Amortization of capitalized loan fees and original issue discount, net of Senior Notes premium	759	765
Share-based compensation	50,928	9,404
Provision for doubtful accounts	1,477	1,927
Provision for (benefit from) deferred income taxes	12,733	(5,226)
Foreign currency transaction losses	6,264	18,789
Asset impairment charges	30,000	—
Loss on extinguishment of debt	102	439
Other non-cash items	1,404	160
Changes in operating assets and liabilities, net of effect of business combinations:
Billed and unbilled accounts receivable	59,043	(58,748)
Accounts payable and accrued expenses	(10,132)	(894)
Deferred revenue	(19,425)	5,753
Other assets and liabilities	3,427	3,971
Net cash provided by operating activities	109,746	95,124
Cash flows from investing activities:
Payments associated with business acquisitions, net of cash acquired	(1,678,814)	—
Purchases of property and equipment	(28,153)	(16,826)
Other, net	(12)	—
Net cash used in investing activities	(1,706,979)	(16,826)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,598,000	—
Payments of debt financing costs	(25,476)	(868)
Repayments of long-term debt	(475,097)	—
Proceeds from revolving line of credit	15,000	100,000
Repayments of revolving line of credit	(40,000)	(105,000)
Redemption of Senior Notes and associated breakage fees	(290,250)	—
Payments of capital leases	(3,586)	—
Payments for repurchase of common stock	—	(64,500)
Proceeds from exercise of stock options	17,048	14,415
Payments related to tax withholding for share-based compensation	(5,391)	(825)
Net cash provided by (used in) financing activities	1,790,248	(56,778)
Effect of exchange rate changes on cash and cash equivalents	8,841	(3,583)
Net increase in cash and cash equivalents	201,856	17,937
Cash and cash equivalents, beginning of period	102,471	85,011
Cash and cash equivalents, end of period	$304,327	$102,948
Supplemental disclosures of non-cash investing activities:
Fair value of shares issued and share-based awards assumed in business combinations	$2,769,471	$—
Vehicles acquired through capital lease agreements	$7,101	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

INC RESEARCH HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Changes in Significant Accounting Policies
Nature of Operations
INC Research Holdings, Inc. (the “Company”) is a global biopharmaceutical solutions organization. The Company operates under two reportable segments, Clinical Solutions and Commercial Solutions, and derives its revenue through a suite of services designed to enhance its customers’ ability to successfully develop, launch, and market their products. The Company offers its solutions on both a standalone and integrated basis with biopharmaceutical development and commercialization services ranging from Phase I clinical trials to the commercialization of biopharmaceutical products. The Company’s customers include small, mid-sized, and large companies in the pharmaceutical, biotechnology, and medical device industries.
Merger
On August 1, 2017, the Company completed the merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc. Upon closing, inVentiv was merged with and into the Company, with the Company continuing as the surviving corporation. Beginning August 1, 2017, inVentiv’s results of operations are included in the accompanying condensed consolidated financial statements. For additional information related to the Merger, see Note 3 - Business Combinations.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the periods presented in the financial statements. Examples of estimates and assumptions include, but are not limited to, determining the fair value of goodwill and intangible assets and their potential impairment, useful lives of tangible and intangible assets, useful lives of assets subject to capital leases, allowances for doubtful accounts, potential future outcomes of events for which income tax consequences have been recognized in the Company’s consolidated financial statements or tax returns, valuation of allowances for deferred tax assets, fair value of share-based compensation and its recognition period, claims and insurance accruals, loss contingencies, fair value of derivative instruments and related hedge effectiveness, and judgments related to revenue recognition, among others. In addition, estimates and assumptions are used in the accounting for the Merger and other business combinations, including the fair value and useful lives of acquired tangible and intangible assets and the fair value of assumed liabilities.
The Company evaluates its estimates and assumptions on an ongoing basis and bases its estimates on historical experience, current and expected future conditions, third-party evaluations, and various other assumptions that management believes are reasonable under the circumstances based on the information available to management at the time these estimates and assumptions are made. Actual results and outcomes may differ materially from these estimates and assumptions.
Unaudited Interim Financial Information
The Company prepared the accompanying unaudited condensed consolidated financial statements in accordance with GAAP for interim financial information. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting.

The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 27, 2017. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017 or any other future period. The amounts in the unaudited condensed consolidated balance sheet as of December 31, 2016 are derived from the amounts in the audited consolidated balance sheet as of December 31, 2016.
Business Combinations
The Company accounts for business combinations in accordance with ASC Topic 805, Business Combinations, using the acquisition method of accounting. The purchase price, or total consideration transferred, is determined as the fair value of assets exchanged, equity instruments issued, and liabilities assumed at the acquisition date. The acquisition method of accounting requires that the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree are measured and recorded at their fair values on the date of a business combination. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. Acquisition-related costs are expensed as incurred. The unaudited condensed consolidated financial statements reflect the results of operations of the acquiree from the date of the acquisition. For additional information, see Note 3 - Business Combinations.

Segment Information

The Company discloses financial information concerning its operating segments in accordance with ASC Topic 280, Segment Reporting, which requires segmentation based on the Company's internal organization and reporting of revenues and operating income based upon internal accounting methods commonly referred to as the "management approach." Operating segments are defined as components of an enterprise about which separate financial information is available. This information is evaluated regularly by the Chief Operating Decision Maker (“CODM”) or decision-making group, in deciding how to allocate resources and in assessing performance. The Company's CODM is its Chief Executive Officer (“CEO”).

During the third quarter of 2017, the Company realigned its operating segments as a result of the Merger with inVentiv to reflect the current structure under which performance is evaluated, strategic decisions are made, and resources are allocated. As a result of this realignment, effective August 1, 2017, the Company began evaluating its financial performance based on two reportable segments, Clinical Solutions and Commercial Solutions (see Note 14 - Segment Information for further information). The Company has reflected this change to its segment information retrospectively to the earliest period presented. Amounts of net service revenue, direct costs, and contribution margin transferred between segments as a result of this change were immaterial. In addition, this change resulted in the reclassification of gross goodwill and accumulated goodwill impairment losses between segments as discussed in Note 2 - Financial Statement Details. These changes had no impact on the Company's previously reported total consolidated net service revenue, income from operations, net income, or earnings per share.
Cash and Cash Equivalents
Cash and cash equivalents consist of demand deposits with banks and other financial institutions and highly liquid investments with an original maturity of three months or less at the date of purchase. Cash and cash equivalents are carried at cost, which approximates fair value.
Certain of inVentiv’s subsidiaries participated in a notional cash pooling arrangement to manage global liquidity requirements. This arrangement was assumed by the Company’s subsidiaries in conjunction with the Merger. The parties to the arrangement combine their cash balances in pooling accounts with the ability to offset bank overdrafts of one subsidiary against positive cash account balances maintained in another subsidiary’s bank account at the same financial institution. As of September 30, 2017, the

Company’s net cash position in the pool of $6.1 million, defined as the gross cash position in the pool of $103.5 million less borrowings of $97.4 million, is reflected in the “Cash and cash equivalents” line item in the unaudited condensed consolidated balance sheet.
Restricted Cash
Restricted cash represents cash and term deposits held as security over bank deposits, lease guarantees, and insurance obligations that are restricted as to withdrawal or use. Restricted cash is classified as a current or long-term asset based on the timing and nature of when and how the cash is expected to be used or when the restrictions are expected to lapse. The Company includes changes in restricted cash balances as part of investing activities in the unaudited condensed consolidated statements of cash flows.
Property and Equipment
Property and equipment is primarily comprised of furniture, vehicles, software, office equipment, computer equipment, and lab equipment. Purchased and constructed property and equipment is initially recorded at historical cost plus the estimated value of any associated legally or contractually required retirement obligations. Property and equipment acquired in a business combination are recorded based on the estimated fair value as of the acquisition date. The Company leases vehicles for certain sales representatives in the Commercial Solutions segment. These leases are classified and accounted for as capital leases in accordance with ASC Topic 840, Leases. For further information about lease arrangements, see Note 5 - Leases.
Property and equipment assets are depreciated using the straight-line method over the respective estimated useful lives as follows:

Useful Life
Buildings	39 years
Furniture and fixtures	7 years
Equipment	5 to 10 years
Computer equipment and software	3 years
Vehicles	Lesser of lease term or the estimated economic life of the leased asset
Leasehold improvements	Lesser of remaining life of lease or the useful life of the asset
Expenditures for repairs and maintenance are expensed as incurred and expenditures for major improvements that increase the functionality or extend the useful life of the asset are capitalized and depreciated over the estimated useful life of the asset.
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
The Company reviews property and equipment for impairment whenever facts and circumstances indicate that the carrying amounts of these assets might not be recoverable. For assessment purposes, property and equipment are grouped with other assets and liabilities at the lowest level of which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of the carrying amount of the asset group to be held is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future net cash flows expected to be generated by this asset group. If the carrying value of the asset group is not recoverable and exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.
Leases
The Company accounts for leased properties under the provisions of ASC Topic 840, Leases. The Company evaluates each lease for classification as either a capital lease or an operating lease. The Company performs this evaluation at the inception of the lease and when a modification is made to a lease. Under lease arrangements that are classified as capital leases, the Company records property as part of its property and equipment assets, and a capital lease obligation in an amount equal to the lesser of the present value of the minimum lease payments to be made over the life of the lease at the beginning of the lease term, or the fair value of the leased property. The property under capital lease is amortized on a straight-line basis as a charge to depreciation expense over the lesser of (i) the lease term, as defined, or (ii) the economic life of the leased property. During the lease term, as defined, each minimum lease payment is allocated between a reduction of the lease obligation and interest expense so as to produce a constant periodic rate of interest on the remaining balance of the lease obligation. The Company’s capital lease assets consist primarily of vehicles that the Company leases for certain sales representatives in the Commercial Solutions segment.
The majority of the Company's operations are conducted in premises occupied under lease agreements containing predominantly reasonable and standard market terms. The Company, at its option, can renew a substantial portion of the leases at defined terms or at the then fair rental rates for various periods. Office facilities leases are classified and accounted for as operating leases. The Company records rent expense for its operating leases with contractual rent increases on a straight-line basis from the "lease commencement date" as specified in the lease agreement until the end of the lease term.
Goodwill and Intangible Assets
Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired, including the amount assigned to identifiable intangible assets, in business combinations. The Company evaluates goodwill for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired.
As of September 30, 2017, substantially all of the Company’s goodwill was associated with six reporting units for which the fair value of the majority of the Company’s reporting units did not significantly exceed their respective carrying values, as the allocation of goodwill was performed as of the merger date of August 1, 2017.
The impairment analysis requires significant judgments, estimates and assumptions. There is no assurance that the actual future earnings or cash flows of the reporting units will not decline significantly from the projections used in the impairment analysis. Goodwill impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, industry, deterioration in the Company’s performance or its future projections, or changes in plans for the Company’s performance or its future projections, or changes in plans for one or more of its reporting units.
Intangible assets consist primarily of trademarks, backlog, and customer relationships. The Company amortizes intangible assets related to customer relationships and trademarks on a straight-line basis over the estimated useful lives. Intangible assets related to backlog are amortized based on the Company’s expectations of when revenue associated with the backlog is expected to be earned.
The Company reviews intangible assets at each reporting period to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of the assets might not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives to their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made.
As of September 30, 2017, the estimated useful lives of the Company's intangible assets were as follows:

Useful Life
Customer relationships	6 years	-	11 years
Acquired backlog	5 months	-	2 years
Trademarks	5 months	-	6 years
Due to the Company’s intention to relaunch its operations under a new brand name in January 2018 in connection with the Merger, the Company determined that the useful life of the intangible asset related to INC Research trademark with a carrying value of $35.0 million was no longer indefinite as of August 1, 2017. Based on this change in circumstances, the Company tested the asset for impairment as an indefinite-lived intangible asset and recorded a $30.0 million impairment charge during the three months ended September 30, 2017. The Company also determined that the remaining useful life of this asset did not extend beyond the anticipated date of the Merger-related rebranding and, as of August 1, 2017, approximated five months. Therefore, the Company reclassified this intangible asset from the indefinite-lived to the definite-lived category and began amortizing its remaining value on a straight-line basis over its remaining estimated useful life of five months. In addition, the Company assigned a value of $8.8 million to the inVentiv Health trade name in connection with the Merger, which is being amortized over the same five month period. For additional information regarding the carrying values of intangible assets, see Note 2 - Financial Statement Details.
Contingencies
In the normal course of business, the Company periodically becomes involved in various proceedings and claims, including investigations, disputes, litigations, and regulatory matters that are incidental to its business. The Company evaluates the likelihood of an unfavorable outcome of all legal and regulatory matters to which it is a party and records accruals for loss contingencies related to these matters when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Gain contingencies are not recognized until realized. Legal fees are expensed as incurred.
Because these matters are inherently unpredictable, and unfavorable developments or resolutions can occur, assessing contingencies is highly subjective and requires judgments about future events. These judgments and estimates are based, among other factors, on the status of the proceedings, the merits of the Company’s defenses, and the consultation with in-house and external counsel. The Company regularly reviews contingencies to determine whether its accruals and related disclosures are adequate. Although the Company believes that it has substantial defenses in these matters, the amount of losses incurred as a result of actual outcomes may differ significantly from the Company’s estimates.
Self-Insured and Other Insurance Risks Reserves
The Company carries insurance coverage for protection of its assets and operations from certain risks including automobile liability, general liability, real property, workers’ compensation coverage, directors’ and officers’ liability, employee healthcare benefits and other coverages the Company believes are customary to the industry. The Company’s exposure to loss for insurance and benefit claims is generally limited to the per incident deductible under the related insurance policy.
The Company retains the risk with respect to the self-insured portion of the above programs. For the self-insured retention limits, the Company estimates and accrues the liability for unpaid claims and associated expenses, including for losses incurred but not yet reported. The estimates are based on a number of factors, including the number of asserted claims and reported incidents, estimates of losses for these claims based on recent and historical settlement amounts, estimates of incurred but not yet reported claims based on historical experience, and estimates of amounts recoverable under the commercial insurance policies. A significant number of these claims typically take several years to develop and even longer to ultimately settle. Although the Company continuously monitors and considers these factors, the ultimate liability for claims could change materially from the current estimates due to inherent uncertainties and judgments involved in making these estimates. The Company reviews and adjusts its self-insured reserves at each reporting period, with changes recognized in current period earnings. For further information regarding self-insured reserve accruals and balances, see Note 18 - Commitments and Contingencies.
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
The Company's arrangements are principally service contracts and historically, a majority of the net service revenue has been earned under contracts that range in duration from a few months to several years. Most of the Company's contracts can be terminated by the customer with a 30 day notice. In the event of termination, the Company's contracts provide that the customer pay the Company the fees earned through the termination date, as well as fees and expenses for winding down the project, which include both fees incurred and actual expenses, as well as non-cancellable expenditures and in some cases may include a fee to cover a portion of the remaining professional fees on the project. The Company does not recognize revenue with respect to contract start-up activities including contract and scope negotiation, feasibility analysis and conflict of interest review. The costs for these activities are expensed as incurred.
The Company recognizes revenue from its service contracts either using a fee-for-service method or proportional performance method. The majority of the Company’s service contracts represent a single unit of accounting. For fee-for-service contracts, the Company records revenue as contractual items (i.e., “units”) are delivered to the customer, or, in the event the contract is time and materials based, when labor hours are incurred. The Company uses the proportional performance method when its fees for a service obligation are fixed pursuant to the contractual terms. Revenue is recognized as services are performed and measured on a proportional performance basis, generally using output measures specific to the services provided. The Company believes the best indicator of effort expended to complete its performance requirement related to its contractual obligation are the actual units delivered to the customer or the incurrence of labor hours when no other pattern of performance exists. In the event the Company uses labor hours as the basis for determining proportional performance, the Company estimates the number of hours remaining to complete its service obligation. Actual hours incurred to complete the service requirement may differ from the Company’s estimate, and any differences are accounted for prospectively. Examples of output measures used by the Company are site or investigator recruitment, patient enrollment, data management, or other deliverables common to its Clinical Solutions segment.
The Company enters into multiple element arrangements in which the Company is engaged to provide multiple services under one agreement. In such arrangements, the Company records revenue as each separate service, or element, is delivered to the customer. Such arrangements reside predominantly within the Company’s Commercial Solutions segment where the Company is engaged to provide recruiting, deployment, and detailing services. These services may be sold individually or in combination with contractual fees based on fixed fees for each element, variable fees for each element, or a combination of both. For the arrangements that include multiple elements, arrangement consideration is allocated at inception to units of accounting based on the relative selling price. The best evidence of selling price of a unit of accounting is vendor-specific objective evidence (“VSOE”), which is the price the Company charges when the deliverable is sold separately. When VSOE is not available to determine selling price, the Company uses relevant third-party evidence (“TPE”) of selling price, if available. When neither VSOE nor TPE of selling price exists, the Company uses its best estimate of selling price, which generally consists of an expected margin on the cost of services.
Changes in the scope of work are common, especially under long-term contracts, and generally result in a renegotiation of future contract pricing terms and a change in contract value. If the customer does not agree to contract modification, the Company could bear the risk of cost overruns. Renegotiated amounts are not included in net revenue until written authorization is received, the amount is earned, and realization is assured.
The Company offers volume rebates to its large customers based on annual volume thresholds. The Company records an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.
Deferred Revenue
Deferred revenue represents receipts of payments from customers in advance of services being provided and the related revenue being earned or reimbursable expenses being incurred. As the contracted services are subsequently performed and the associated revenue is recognized, the deferred revenue balance is reduced by the amount of the revenue recognized during the period.
Under certain contracts, the Company is entitled to additional compensation if performance-based criteria are achieved. Because there is substantive uncertainty regarding the ability to realize such amounts at the onset of the arrangements, the Company does not recognize such revenues until it has met the performance-based criteria and other revenue recognition criteria described above.
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
Recently Issued Accounting Standards Not Yet Adopted
Leases. In February 2016, the Financial Accounting Standards board (“FASB”) issued ASU No. 2016-02, Leases. ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet, including leases that were previously classified as operating leases. The ASU also requires additional disclosures about leasing arrangements related to the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments is permitted and the new guidance will be applied using a modified retrospective approach. The Company reassessed the impact of adopting this standard in light of the Merger and plans to adopt the standard on January 1, 2019.
Revenue from Contracts with Customers. In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 eliminates transaction- and industry-specific revenue recognition guidance under current GAAP and replaces it with a single principles based model for determining revenue recognition. ASU 2014-09 requires that companies recognize revenue when a customer obtains control of promised goods or services. Revenue will be recognized in the amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. The standard also requires disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments, as well as assets recognized from costs incurred to obtain or fulfill a contract. FASB issued several amendments to the standard, including clarifications on principal versus agent considerations, identifying performance obligations, disclosure of prior-period performance obligations and accounting for licenses of intellectual property.
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
In preparation for adoption of the standard, the Company has established a project management and implementation team consisting of internal resources and external advisors. The Company reached preliminary conclusions on certain key accounting assessments related to the standard and is finalizing its evaluation of the impact of adopting this new standard on its financial reporting and disclosures, accounting policies, business processes, internal controls, and systems functionality. In particular, the Company has concluded that under the new standard, the majority of its contracts will contain a single performance obligation. The Company expects to account for the majority of revenue related to customer clinical trials in its Clinical Solutions segment under single performance obligations over time using project costs as an input method to measure progress. The Company anticipates that under the new standard the majority of arrangements in its Commercial Solutions segment will consist of a single performance obligation as the pattern of services delivered are substantially the same over the contract period. Additionally, the Company will no longer present net service revenue and reimbursable costs separately on the statement of operations as such presentation is no longer permitted under the standard.
The Company anticipates that, as a result of adopting the new standard, revenue recognition may be delayed at certain phases of the customer contract life cycle, particularly during the first years of the contract. Such deferral of revenue recognition could differ materially from that applied under the current revenue recognition standard. While the Company expects its revenue to be deferred in the early stages of the contract, such impact may be partially mitigated on an aggregate basis because at any given time, the Company’s portfolio of contracts consists of contracts in varying stages of completion. The Company continues to evaluate questions relating to (i) the timing and quantification of variable components of estimated service revenue, (ii) gathering and tracking new information to meet the expanded disclosure requirements, and (iii) the financial impact of adopting this standard. The Company expects to complete these evaluations in the fourth quarter of 2017 and will adopt the new standard effective January 1, 2018 using the modified retrospective approach.
2. Financial Statement Details
Billed Accounts Receivable, net
Billed accounts receivable, net consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Accounts receivable billed	$564,618	$217,360
Allowance for doubtful accounts	(7,361)	(5,884)
Accounts receivable billed, net	$557,257	$211,476

Property and Equipment, net
Property and equipment, net of accumulated depreciation, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Software	$64,575	$52,531
Vehicles	37,347	—
Computer equipment	56,009	26,311
Leasehold improvements	53,297	14,814
Office furniture, fixtures, and equipment	20,240	10,894
Buildings and land	4,485	4,004
Assets not yet placed in service	14,332	13,396
	250,285	121,950
Less accumulated depreciation	(77,373)	(63,644)
Property and equipment, net	$172,912	$58,306
As of September 30, 2017, the gross book value of vehicles under capital leases was $37.3 million and accumulated depreciation was $2.1 million. Amortization charges related to these assets were $2.3 million for the three and nine month ended September 30, 2017, respectively, and are included in the “Depreciation” line item of the accompanying unaudited condensed consolidated statements of operations.
Goodwill and Intangible Assets
Effective August 1, 2017, the Company realigned its segment financial reporting to reflect changes in the organizational structure following the Merger (see Note 14 - Segment Information for further information). The Company has reflected this change to its segment information retrospectively to the earliest period presented. The change resulted in the reclassification of gross goodwill and previously recognized accumulated goodwill impairment losses of $8.1 million from the former Phase I Services segment to the Clinical Solutions segment. In addition, gross goodwill and previously recognized accumulated goodwill impairment losses of $8.0 million related to the Global Consulting business unit, which previously had been included in the Clinical Solutions segment was reclassified into the Commercial Solutions segment as a result of the Merger.

Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2017 were as follows (in thousands):

	Total	Clinical Solutions	Commercial Solutions
Balance at December 31, 2016:
Gross carrying amount	$568,668	$560,644	$8,024
Accumulated impairment losses (a)	(16,166)	(8,142)	(8,024)
Goodwill net of accumulated impairment losses	552,502	552,502	—
2017 Activity:
Business combinations (b)	3,708,366	2,250,320	1,458,046
Impact of foreign currency translation	4,307	5,294	(987)
Balance at September 30, 2017:
Gross carrying amount	4,281,341	2,816,258	1,465,083
Accumulated impairment losses (a)	(16,166)	(8,142)	(8,024)
Goodwill net of accumulated impairment losses	$4,265,175	$2,808,116	$1,457,059
(a) Accumulated impairment losses associated with the Clinical Solutions segment were recorded in fiscal periods prior to 2017 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. Accumulated impairment losses associated with the Commercial Solutions segment were recorded in fiscal periods prior to 2017 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the nine months ended September 30, 2017.
(b) 2017 amount represents goodwill recognized in connection with the Merger and is subject to further adjustments before the close of the measurement period. Goodwill associated with the Merger is not deductible for income tax purposes. See Note 3 - Business Combinations for further information.
As discussed in Note 3 - Business Combinations, in conjunction with the Merger, the Company acquired certain intangible assets related to customer relationships, acquired backlog, and trademarks. Additionally, due to the Company’s intention to relaunch its operations under a new brand name in January 2018 in connection with the Merger, the Company determined that the useful life of the intangible asset related to the INC Research trademark with a carrying value of $35.0 million was no longer indefinite as of August 1, 2017. The Company tested the asset for impairment as an indefinite-lived intangible asset and recorded a $30.0 million impairment charge during the three months ended September 30, 2017. The Company also determined that the remaining useful life of this asset did not extend beyond the anticipated date of Merger-related rebranding and, as of August 1, 2017, approximated five months. Therefore, the Company reclassified the remaining value of the INC Research trademark from an indefinite-lived intangible asset to a definite-lived intangible asset and began amortizing its remaining value on a straight-line basis over its remaining estimated useful life of five months.
Intangible assets, net consisted of the following (in thousands):

	September 30, 2017			December 31, 2016
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$1,373,240	$(230,664)	$1,142,576	$267,703	$(188,217)	$79,486
Acquired backlog	247,620	(21,946)	225,674	—	—	—
Trademarks	32,518	(6,040)	26,478	—	—	—
Total finite-lived intangibles	1,653,378	(258,650)	1,394,728	267,703	(188,217)	79,486
Trademarks — indefinite-lived	—	—	—	35,000	—	35,000
Intangible assets, net	$1,653,378	$(258,650)	$1,394,728	$302,703	$(188,217)	$114,486

The identifiable intangible assets are amortized over their estimated useful lives. The future estimated amortization expense for intangible assets is expected to be as follows (in thousands):

Fiscal Year Ending:
2017 (remaining 3 months)	$112,216
2018	203,832
2019	188,643
2020	166,347
2021	143,914
2022 and thereafter	579,776
Total	$1,394,728
Accrued Liabilities and Other Long-Term Liabilities
Accrued liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Compensation, including bonuses, fringe benefits, and payroll taxes	$222,961	$77,049
Accrued interest	16,217	72
Accrued taxes	28,354	1,072
Accrued rebates to customers	20,227	13,580
Accrued professional and investigator fees	84,640	43,010
Accrued restructuring and other costs, current portion	15,769	6,084
Other liabilities	57,790	12,692
Total accrued liabilities	$445,958	$153,559
Other long-term liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Uncertain tax positions	$24,253	$14,813
Accrued restructuring and other costs, less current portion	4,463	2,508
Contingent tax sharing obligation assumed through business combinations, non-current portion	66,875	—
Other liabilities	43,447	8,842
Total other long-term liabilities	$139,038	$26,163
Accumulated Other Comprehensive Loss, net of tax
Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Foreign currency translation adjustments, net of tax	$(26,398)	$(43,356)
Unrealized gains on derivative instruments, net of tax	858	1,106
Accumulated other comprehensive loss, net of tax	$(25,540)	$(42,250)

Changes in accumulated other comprehensive loss, net of tax for the three months ended September 30, 2017 were as follows (in thousands):

	Unrealized gain on derivative instruments, net of tax	Foreign currency translation adjustments, net of tax	Total
Balance at June 30, 2017	$973	$(31,024)	$(30,051)
Other comprehensive gain before reclassifications	20	4,626	4,646
Amount of gain reclassified from accumulated other comprehensive loss into statement of operations	(135)	—	(135)
Net current period other comprehensive (loss) gain, net of tax	(115)	4,626	4,511
Balance at September 30, 2017	$858	$(26,398)	$(25,540)
Changes in accumulated other comprehensive loss, net of tax for the nine months ended September 30, 2017 were as follows (in thousands):

	Unrealized gain on derivative instruments, net of tax	Foreign currency translation adjustments, net of tax	Total
Balance at December 31, 2016	$1,106	$(43,356)	$(42,250)
Other comprehensive gain before reclassifications	46	16,958	17,004
Amount of gain reclassified from accumulated other comprehensive loss into statement of operations	(294)	—	(294)
Net current period other comprehensive (loss) gain, net of tax	(248)	16,958	16,710
Balance at September 30, 2017	$858	$(26,398)	$(25,540)
Unrealized gains on derivative instruments represent the effective portion of gains associated with interest rate swaps. Designated as cash flow hedges, the interest rate swaps limit the variable interest rate exposure associated with the Company’s term loans. The Company reclassifies these gains into net income as it makes interest payments on its term loan. Amounts to be reclassified to net income in the next 12 months are expected to be immaterial.

The tax effects allocated to each component of other comprehensive income for the three months ended September 30, 2017 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$10,499	$(5,873)	$4,626
Unrealized (loss) gain on derivative instruments:
Unrealized gain arising during period	34	(14)	20
Reclassification adjustment for gains realized in net income	(221)	86	(135)
Net unrealized (loss)	(187)	72	(115)
Other comprehensive income	$10,312	$(5,801)	$4,511

The tax effects allocated to each component of other comprehensive income for the nine months ended September 30, 2017 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$22,831	$(5,873)	$16,958
Unrealized (loss) gain on derivative instruments:
Unrealized gains arising during period	67	(21)	46
Reclassification adjustment for gains realized in net income	(478)	184	(294)
Net unrealized (loss)	(411)	163	(248)
Other comprehensive income	$22,420	$(5,710)	$16,710
Other Expense, net
Other expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net realized foreign currency (loss) gain	$(5,147)	$2,978	$(9,298)	$8,439
Net unrealized foreign currency loss	(381)	(5,196)	(6,264)	(18,789)
Other, net	(425)	(166)	(602)	(411)
Total other expense, net	$(5,953)	$(2,384)	$(16,164)	$(10,761)
3. Business Combinations
Transaction Overview
On August 1, 2017 (the “Merger Date”), the Company completed the Merger with inVentiv with the Company surviving as the accounting and legal entity acquirer. The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The purchase price has been preliminarily allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The goodwill in connection with the Merger is primarily attributable to the assembled workforce of inVentiv and the expected synergies of the Merger.
At the Merger Date, the shares of inVentiv’s outstanding common stock were converted into 49,297,022 shares of the Company’s common stock at an exchange ratio of 3.4928. In addition, inVentiv equity awards held by current employees and certain members of the former inVentiv board of directors were converted into Company equity awards using the exchange ratio. The value of the Merger consideration was approximately $4.5 billion, as discussed below.
Concurrent with the completion of the Merger, on August 1, 2017, the Company entered into a Credit Agreement (the “2017 Credit Agreement”) for (i) a $1.0 billion Term Loan A facility that matures on August 1, 2022 (“Term Loan A”), (ii) a $1.6 billion Term Loan B facility that matures on August 1, 2024 (“Term Loan B”), and (iii) a five-year $500.0 million revolving credit facility (the “Revolver”). The Company used available cash and borrowings under the 2017 Credit Agreement to, among other things, (i) repay and extinguish approximately $445.0 million of outstanding loans and obligations under the Company’s existing long-term credit facility, (ii) repay approximately $1.7 billion of outstanding obligations under inVentiv’s long-term borrowings and associated accrued interest, which was treated as Merger consideration, (iii) pay approximately $290.3 million to partially redeem the principal balance of the 7.5% Senior Unsecured Notes due 2024 (“Senior Notes”) assumed in the Merger, which included an early redemption penalty of $20.3 million, and (iv) pay certain fees and other transaction expenses related to the Merger. For additional information related to the 2017 Credit Agreement, see Note 4 - Long-Term Debt Obligations.
For the three and nine months ended September 30, 2017, the Company incurred $84.3 million and $108.1 million, respectively, of Merger-related expenses which were accounted for separately from the business combination and expensed as incurred within the “Transaction and integration related expenses” line item of the unaudited condensed consolidated statements of operations. These costs consisted primarily of investment banker fees, advisory fees, legal costs, accounting and consulting fees, share-based compensation expense, and employee retention bonuses. The Company also incurred approximately $5.8 million of bridge financing fees which are included in the “Interest expense” line item in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017. The Company deferred $25.5 million of financing costs incurred as a result of the 2017 Credit Agreement. These costs will be amortized over the term of the related debt.
In connection with the Merger, the Company assumed certain contingent tax sharing obligations of inVentiv. The fair value of the assumed contingent tax sharing obligation payable to the former stockholders of inVentiv is preliminarily estimated to be $66.7 million at the Merger Date and is included in the “Accrued liabilities” and “Other long-term liabilities” line items of the accompanying unaudited condensed consolidated balance sheet. The assumed contingent tax sharing obligation is based on the future realization of certain prior transaction tax deductions that created net operating losses acquired by the Company in the Merger (the “Acquired NOLs”) which arose from inVentiv’s 2016 acquisition by Double Eagle Parent, Inc. As such transaction tax deductions are realized as a result of reducing federal or state income taxes payable, the Company is obligated to make payments to the former stockholders of inVentiv. The amount of Acquired NOLs is estimated to be approximately $192.0 million ($73.0 million of estimated net tax benefits), but in no event is permitted to exceed $220.0 million, and will be paid to the former shareholders of inVentiv if and when such deductions reduce income taxes payable.
The results of inVentiv’s operations are included in the Company’s unaudited condensed consolidated statements of operations beginning on the Merger Date. For the three months ended September 30, 2017, net service revenue attributable to inVentiv was $340.8 million and reimbursable out-of-pocket revenue was $89.6 million. Following the closing of the Merger, the Company began integrating inVentiv’s operations. As a result, computing a separate measure of inVentiv’s stand-alone profitability for the period after the Merger Date is impracticable.
Fair Value of Consideration Transferred
The preliminary Merger Date fair value of the consideration transferred consisted of the following (in thousands, except for share and per share amounts):

Fair value of common stock issued to acquiree stockholders (a)	$2,753,239
Fair value of replacement share-based awards issued to acquiree employees (b)	16,232
Repayment of term loan obligations and accrued interest (c)	1,736,152
Total consideration transferred	$4,505,623
(a) Represents the fair value of 49,297,022 shares of the Company’s common stock at $55.85 per share, the closing price per share on the Merger closing date of August 1, 2017.
(b) Represents the fair value of replacement share-based awards attributable to pre-combination services. For further information about the valuation of share-based awards, see Note 10 - Share-Based Compensation.
(c) Represents repayment of inVentiv’s term loan obligations and related accrued interest as part of the Merger consideration on the Merger Date. For further information, see Note 4 - Long-Term Debt Obligations.

Allocation of Consideration Transferred
The following table summarizes the preliminary allocation of the consideration transferred based on management’s estimates of Merger Date fair values of assets acquired and liabilities assumed, with the excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill (in thousands):

Assets acquired:
Cash and cash equivalents	$57,338
Restricted cash	433
Accounts receivable	368,242
Unbilled accounts receivable	256,003
Other current assets	76,330
Property and equipment	114,181
Intangible assets	1,378,400
Other assets	48,872
Total assets acquired	2,299,799
Liabilities assumed:
Accounts payable	38,870
Accrued liabilities	290,908
Deferred revenue	242,257
Capital leases	40,928
Long-term debt, current and non-current	730,278
Deferred income taxes	28,518
Other liabilities	130,783
Total liabilities assumed	1,502,542
Total identifiable assets acquired, net	797,257
Goodwill	$3,708,366
The goodwill in connection with the Merger is primarily attributable to the assembled workforce of inVentiv and the expected synergies, of which $2.25 billion of the goodwill recognized in connection with the Merger was assigned to the Clinical Solutions segment and $1.46 billion to the Commercial Solutions segment. Goodwill generated in the Merger is not deductible for income tax purposes. The Company’s assessment of fair value and purchase price allocation are preliminary and subject to change upon completion. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the Merger Date).
The following table summarizes the preliminary estimates of the fair value of identified intangible assets and their respective useful lives (in thousands, except for estimated useful lives):

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$1,103,700	6 years	-	11 years
Backlog	247,200	5 months	-	2 years
Trademarks subject to amortization	27,500	5 months	-	6 years
Total intangible assets	$1,378,400

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information was derived from the historical financial statements of the Company and inVentiv and presents the combined results of operations as if Merger had occurred on January 1, 2016. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results that would have actually occurred had the Merger been completed on January 1, 2016. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may result from the Merger, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of inVentiv. Consequently, actual future results of the Company will differ from the unaudited pro forma financial information presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Pro forma total revenue	$1,025,942	$1,094,547	$3,145,253	$3,272,934
Pro forma net (loss) income	(88,953)	11,979	(82,885)	(87,177)
Pro forma (loss) earnings per share:
Basic	$(0.86)	$0.12	$(1.01)	$(0.84)
Diluted	$(0.86)	$0.11	$(1.01)	$(0.84)
The unaudited pro forma adjustments primarily relate to the depreciation of acquired property and equipment, amortization of acquired intangible assets and interest expense and amortization of deferred financing costs related to the new financing arrangements. In addition, the unaudited pro forma net income (loss) for the three and nine months ended September 30, 2017 was adjusted to exclude certain merger-related nonrecurring adjustments; these adjustments were included in the nine months ended September 30, 2016 giving effect to the Merger as if it had occurred on January 1, 2016. These merger-related nonrecurring adjustments include transaction costs, retention and severance payments, share-based compensation expense related to the acceleration of share-based compensation awards and replacement share-based awards, and financing fees. These nonrecurring adjustments to net income (loss) in the aggregate, net of tax effects (where applicable), were $68.2 million for the three months ended September 30, 2017 and $90.9 million and $(90.9) million for the nine months ended September 30, 2017 and 2016, respectively. There were no adjustments associated with nonrecurring merger-related expenses recorded to net income in the aggregate for the three months ended September 30, 2016.

4. Long-Term Debt Obligations
The Company’s debt obligations consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Secured Debt
Term Loan A due August 2021	$—	$475,000
Revolving credit facility due August 2021	—	25,000
Term Loan A due August 2022	1,000,000	—
Term Loan B due August 2024	1,600,000	—
Revolving credit facility due August 2022	—	—
Total secured debt	2,600,000	500,000
Unsecured Debt
7.5% Senior Unsecured Notes due 2024	405,000	—
Total debt obligations	3,005,000	500,000
Add: unamortized premium, net of original issue debt discount	32,332	—
Less: unamortized deferred issuance costs	(21,797)	(2,276)
Less: current portion of debt	(30,750)	(11,875)
Total debt obligations, non-current portion	$2,984,785	$485,849
2017 Credit Agreement
Concurrent with the completion of the Merger, on August 1, 2017, the Company entered into the 2017 Credit Agreement for (i) a $1.0 billion Term Loan A facility that matures on August 1, 2022, (ii) a $1.6 billion Term Loan B facility that matures on August 1, 2024, and (iii) a five-year $500.0 million revolving credit facility (the “Revolver”). The Company used available cash and the borrowings under the 2017 Credit Agreement to, among other things, (i) repay and extinguish approximately $445.0 million of outstanding loans and obligations under the Company’s previously existing long-term credit facility, (ii) repay approximately $1.7 billion of outstanding obligations under inVentiv’s long-term credit facility and the associated accrued interest, (iii) pay approximately $290.3 million to partially redeem the principal of the Senior Notes assumed in the Merger, which included an early redemption penalty of $20.3 million, and (iv) pay certain fees, premiums, and other transaction expenses related to the Merger.
All obligations under the 2017 Credit Agreement are guaranteed by the Company and certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The obligations under the 2017 Credit Agreement are secured by substantially all of the assets of the Company and the guarantors, including 65% of the capital stock of certain controlled foreign subsidiaries.
As of September 30, 2017, $1.0 billion was outstanding on the Term Loan A. The Company is not required to make principal payments on the Term Loan A until January 31, 2018. From January 31, 2018 through July 31, 2022, the Term Loan A has scheduled quarterly principal payments of the initial principal borrowed of 0.625%, or $6.25 million per quarter in year 1; 1.25%, or $12.5 million per quarter in year 2; 1.875%, or $18.75 million per quarter in year 3; and 2.50%, or $25.0 million per quarter thereafter; with the remaining outstanding principal due on August 1, 2022.
As of September 30, 2017, $1.6 billion was outstanding on the Term Loan B. The Company is not required to make principal payments on the Term Loan B until January 31, 2018. Under the 2017 Credit Agreement, the Company is required to make quarterly principal payments of the initial principal borrowed of 0.25%, or $4.0 million per quarter; with the remaining outstanding principal due on August 1, 2024.
The term loans and the Revolver bear interest at a rate per annum equal to the adjusted Eurocurrency Rate (“Eurocurrency Rate”) plus an applicable rate or an alternate base rate (“Base Rate”) plus an applicable rate. The Company may select among the Eurocurrency Rate or the Base Rate, whichever is lower, except in circumstances where the Company request a loan with less than a three-days’ notice. In such cases, the Company must use the Base Rate. The Eurocurrency Rate is equal to LIBOR, subject to adjustment for reserve requirements. The Base Rate is equal to the highest of (i) the federal funds rate plus 0.50%; (ii) the Eurocurrency Rate for an interest period of one month plus 1.00%, (iii) the rate of interest per annum publicly announced from time to time by Credit Suisse as its prime rate; and (iv) 0.00%.
Eurocurrency Rate term loans are one-, two-, three-, or six-month loans (or, with permission, twelve-month loans) and interest is due on the last day of each three-month period of the loans. Base Rate term loans have interest due the last day of each three-month period beginning in January 2018. In advance of the last day of the then-current type of loan, the Company may select a new type of loan, so long as it does not extend beyond the term loan’s maturity date. Additionally, the 2017 Credit Agreement permits the Borrower to increase its term loan or Revolver commitments under the term loan facilities and/or revolving credit facility and/or to request the establishment of one or more new term loan facilities and/or revolving facilities in an aggregate amount to be no less than $725.0 million, if certain net leverage requirements are met. The availability of such additional capacity is subject to, among other things, receipt of commitments from existing lenders or other financial institutions.
The applicable margins with respect to Base Rate and Eurocurrency Rate borrowings are determined depending on the “First Lien Leverage Ratio” or the "Secured Net Leverage Ratio" (as defined in the 2017 Credit Agreement) and range as follows:

	Base Rate			Eurocurrency Rate
Term Loan A	0.50%	-	0.75%	1.50%	-	1.75%
Term Loan B	1.00%	-	1.25%	2.00%	-	2.25%
Revolver	0.25%	-	0.75%	1.25%	-	1.75%
The Company also pays a quarterly commitment fee between 0.25% and 0.375% on the average daily unused balance of the Revolver depending on the “First Lien Leverage Ratio” at the adjustment date. As of September 30, 2017, the interest rate on the Term Loan A and the Revolver was 2.985% and the interest rate on the Term Loan B was 3.485%.
Letters of Credit
The Revolver includes letters of credit ("LOCs") with a sublimit of $150.0 million. Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Eurocurrency Rate revolving loans plus fronting fees. The fee is payable quarterly in arrears on the last day of the calendar quarter after the issuance date until the underlying LOC expires. As of September 30, 2017, there were no outstanding Revolver borrowings and $14.8 million of LOCs outstanding, leaving $485.2 million in available borrowings under the Revolver. In addition, as of September 30, 2017, the Company had $5.4 million of LOCs that were not secured by the Revolver.
Additionally, the lease for the new corporate headquarters in Morrisville, North Carolina includes a provision which requires the Company to issue a letter of credit in certain amounts to the landlord based on the debt rating of the Company issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). From June 14, 2017 through June 14, 2020, if the debt rating of the Company is Ba3 or better, no letter of credit is required, or if the debt rating of the Company is B1 or lower, a letter of credit equal to 25% of the remaining minimum annual rent and estimated operating expenses (approximately $24.2 million as of September 30, 2017) is required to be issued to the landlord. This LOC would remain in effect until the Company’s debt rating was increased to Ba3 and maintained for a twelve-month period. After June 14, 2020, if the debt rating of the Company is Ba2 or better, no letter of credit is required; if the debt rating is Ba3, a letter of credit equal to 25% of the then remaining minimum annual rent and estimated operating expenses is required to be issued to the landlord; or if the debt rating of the Company is B1 or lower, a letter of credit equal to 100% of the then remaining minimum annual rent and estimated operating expenses is required to be issued to the landlord. These letters of credit would remain in effect until the Company’s debt rating is Ba2 or better and maintained for a twelve-month period.

As of September 30, 2017 (and through the date of this filing), the Company’s debt rating was Ba3. As such, no letter of credit is currently required. Any letters of credit issued in accordance with the aforementioned requirements would be issued under the Company’s Revolver, and would reduce its available borrowing capacity by the same amount accordingly.
Debt Covenants
The 2017 Credit Agreement contains usual and customary restrictive covenants that, among other things, place limitations on the Company's ability to pay dividends or make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material arrangements; make acquisitions and dispose of assets; transact with affiliates; and engage in transactions that are not related to the Company's existing business. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow the Company to engage in these activities under certain conditions, including the Company’s ability to (i) pay dividends each year in an amount up to the greater of (a) 6% of the net cash proceeds received by the Company from any public offering and (b) 5% of the Company’s market capitalization and (ii) pay unlimited dividends if the Company’s Secured Leverage Ratio is no greater than 3.0 to 1.0. As of September 30, 2017, the Company was in compliance with all applicable debt covenants.
In addition, with respect to the Term Loan A and Revolver, the 2017 Credit Agreement requires the Company to maintain a maximum First Lien Leverage Ratio of no more than 5.0 to 1.0 as of the last day of each fiscal quarter ending on or before December 31, 2018 (beginning with the first full fiscal quarter ending after the closing date of the Credit Agreement), and 4.5 to 1.0 from and after March 31, 2019.
7.5% Senior Unsecured Notes due 2024
As a result of the August 2017 Merger, the Company assumed $675.0 million of principal balance of Senior Unsecured Notes. Upon closing of the Merger, the Company immediately redeemed $270.0 million of the principal balance of Senior Notes and paid $20.3 million of the applicable early redemption penalty.
Interest on the remaining Senior Notes is payable semi-annually on the first day of April and October of each year and are guaranteed by the Company and certain of the Company's direct and indirect wholly-owned domestic subsidiaries. The Senior Notes are unsecured obligations and will (i) rank equal in right of payment to all of the Company’s existing and future senior unsecured obligations, (ii) be effectively subordinated to the Company’s secured indebtedness, including the 2017 Credit Agreement, to the extent of the value of the assets securing such indebtedness, (iii) rank senior in right of payment to any of the Company’s future indebtedness that is expressly subordinated in right of payment to the Senior Notes and the guarantees and (iv) be structurally subordinated to any existing and future obligations of any subsidiaries of the Company that do not guarantee the Senior Notes.
On or after October 1, 2019, the Company may redeem the Senior Notes in whole or in part, at a redemption price equal to the percentage of principal amount set forth below, plus accrued and unpaid interest during the twelve-month period beginning on the first of October of each of the years indicated below:

Year	Percentage
2019	103.750%
2020	101.875%
2021 and thereafter	100.000%

Maturities of Debt Obligations
As of September 30, 2017, the contractual maturities of the Company’s debt obligations (excluding capital leases which are presented in Note 5 - Leases) were as follows (in thousands):

2017 (remaining 3 months)	$—
2018	41,000
2019	66,000
2020	91,000
2021	116,000
2022 and thereafter	2,691,000
Deferred issuance costs	(21,797)
Senior Notes premium, net of original issue debt discount	32,332
Total long-term debt	3,015,535
Less current portion	(30,750)
Total long-term debt, less current portion	$2,984,785
On October 10, 2017, the Company made a voluntary prepayment of $25.0 million on the Term Loan B, which will be applied against the regularly-scheduled quarterly principal payments. As a result of this prepayment, the outstanding balance under the term loan was reduced to $1.58 billion and the Company is not required to make a mandatory principal payment until July 31, 2019, which has not been reflected in the table above.
2016 Credit Agreement
In August 2016, the Company entered into the First Amendment to Credit Agreement and Increase Revolving Joinder, which amended the 2015 Credit Agreement (as amended, the "2016 Credit Agreement"). The five-year $675.0 million 2016 Credit Agreement was comprised of a $475.0 million term loan and a $200.0 million revolving line of credit. As of September 30, 2016, $475.0 million was outstanding on the term loan, bearing interest at 2.03%, and $25.0 million was outstanding on the revolving line of credit, bearing interest at 2.04%.
Debt Extinguishment Costs and Senior Notes Redemption Penalty
On the Merger Date, the Company paid a contractual early redemption penalty of $20.3 million to redeem 40% of the Senior Notes that were assumed in the Merger. In accordance with ASC Topic 805, Business Combinations, the carrying value of the Senior Notes assumed in the Merger was adjusted to estimated fair value, which resulted in an increase of the amount of the Company’s consolidated debt and recognition of a premium on the Senior Notes, of which $20.3 million was allocated to the redeemed portion of the Senior Notes. This portion of the premium offset the early redemption penalty, resulting in no gain or loss on the extinguishment of the Senior Notes. The remaining balance of the premium associated with the fair value adjustment is being amortized as a component of interest expense using the effective interest rate method over the term of the remaining Senior Notes.
In August 2016, the Company entered into the First Amendment which amended the 2015 Credit Agreement, as discussed above. In conjunction with this amendment, the Company recognized a loss on extinguishment of debt of $0.4 million.
Debt Issuance Costs and Debt Discount
The Company recorded debt issuance costs related to its term loans of approximately $21.8 million and $2.3 million, respectively as of September 30, 2017 and December 31, 2016. These costs were recorded as a reduction of the principal balance of the associated debt and are being amortized as a component of interest expense using the effective interest method over the term of the term loans.

The Company recorded total debt issuance costs related to its revolving lines of credit of approximately $5.5 million and $1.0 million as of September 30, 2017 and December 31, 2016, respectively. Debt issuance costs associated with the revolving line of credit are included in other assets in the consolidated balance sheets. The debt issuance costs are amortized as a component of interest expense using the effective interest method over the term of the Revolver.
Borrowings under the 2017 Credit Agreement were issued net of a discount. As of September 30, 2017, the balance associated with this discount was $1.9 million, which is being accreted as a component of interest expense using the effective interest rate method over the term of the Credit Agreement.
5. Leases
Operating Leases
The Company leases its office facilities, office equipment, and other assets under non-cancellable operating lease agreements. Operating leases are expensed on a straight-line basis over the term of the lease and may include certain renewal options and escalation clauses.
In January 2017, the Company entered into a twelve-year lease for its new corporate headquarters building in Morrisville, North Carolina, where it intends to relocate all employees from its two existing locations in Raleigh, North Carolina. In June 2017, this lease was amended to add additional office space and extend the term of the lease to 13 years. The Company expects the construction of the new building to be completed in late-2018 and anticipates completing its relocation efforts prior to the current leases expiring in early 2019. Additionally, in February 2017, the Company entered into a new eleven-year lease agreement for new office space in Farnborough, United Kingdom, which is near its existing Camberley site. The Company also anticipates completing its relocation efforts prior to the Camberley lease expiring in 2018.
Rent expense and sublease income under the operating lease agreements were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rent expense	$21,186	$5,102	$31,039	$14,719
Less: Sublease income	(349)	—	(349)	—
Net rent expense	$20,837	$5,102	$30,690	$14,719
In connection with the Merger, the Company has established a restructuring plan to consolidate its facilities worldwide. For additional information related to the restructuring activities associated with the Merger, see Note 8 - Restructuring and Other Costs.
Capital Leases
The Company leases vehicles for certain sales representatives in the Commercial Solutions segment. These lease arrangements are classified and accounted for as capital leases. Certain vendors have the right to declare the Company in default of its agreements if any such vendor, including the lessors under its vehicle leases, determines that a change in the Company’s financial condition poses a substantially increased credit risk.

Future Minimum Lease Payments
As of September 30, 2017, future minimum rentals payable under the Company’s non-cancellable operating leases with terms in excess of one year, and maturities of the future minimum lease payments under capital lease obligations are summarized as follows (in thousands):

Fiscal Year	Operating Leases	Capital Leases
2017 (remaining 3 months)	$15,751	$4,248
2018	59,067	18,862
2019	51,321	13,918
2020	44,461	5,826
2021	39,384	1,569
2022 and thereafter	143,793	—
Total future minimum lease payments (a) (b)	$353,777	44,423
Less: Amounts representing interest and fees (b)		(2,378)
Present value of capital lease obligations (c)		42,045
Less: Current portion		(19,941)
Capital lease obligations, less current portion		$22,104
(a) Amounts of future minimum rentals payable under non-cancellable operating leases do not include future expected sublease income. Additionally, amounts related to leases that are included within our restructuring accrual as of September 30, 2017 have not been included in the table above. For additional information related to the facility restructuring activities, see Note 8 - Restructuring and Other Costs.
(b) Future capital lease commitments include interest and management fees, which are not recorded on the unaudited condensed consolidated balance sheet as of September 30, 2017 and will be expensed as incurred.
(c) Capital lease obligations have a weighted average imputed interest rate of approximately 3.5% and mature in various installments through December, 2022.
The Company had no lease arrangements classified as capital leases and no capital lease obligations as of December 31, 2016.
6. Derivative Financial Instruments
In May 2016, the Company entered into interest rate swap agreements with a combined notional value of $300.0 million in an effort to limit its exposure to variable interest rates on its term loan. Interest began accruing on the interest rate swaps on June 30, 2016, and the swaps will mature on June 30, 2018 and May 14, 2020. The material terms of these agreements are substantially the same as those contained within the 2017 Credit Agreement, including monthly settlements with the swap counterparty.
The interest rate swaps have been designated as cash flow hedges because these transactions were executed to manage the Company’s exposure to variable interest rate movements and their impact on future interest payments. The effective portion of changes in fair value of derivative instruments that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified to net income in the period the hedged transaction is recognized in earnings. The ineffective portion of the change in fair value of derivative instruments is recognized as non-operating income or expensed immediately when incurred and included in the “Interest expense” line item in the accompanying unaudited condensed consolidated statements of operations. The cash flows from derivative instruments designated as cash flow hedges are classified in the same category as the cash flows from the hedged items in the consolidated statements of cash flows. The amounts of hedge ineffectiveness recorded in net income during the three- and nine-month periods ended September 30, 2017 and September 30, 2016 were immaterial and were attributable to the inconsistencies in certain terms between the interest rate swaps and the credit agreement.

The fair values of the Company’s interest rate swaps designated as hedging instruments and the line items on the accompanying unaudited condensed consolidated balance sheets at the end of each period were as follows (in thousands):

	Balance Sheet Classification	September 30, 2017	December 31, 2016
Interest rate swaps - current	Prepaid expenses and other current assets	$734	$461
Interest rate swaps - non-current	Other long-term assets	1,029	1,717
7. Fair Value Measurements
Assets and Liabilities Carried at Fair Value
As of September 30, 2017 and December 31, 2016, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, billed and unbilled accounts receivable, accounts payable, accrued liabilities, capital leases and other financing arrangements, and interest rate derivative instruments.
The fair value of cash and cash equivalents, restricted cash, billed and unbilled accounts receivable, accounts payable, and accrued liabilities approximates their respective carrying amounts because of the liquidity and short-term nature of these financial instruments.
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
Financial Instruments Subject to Recurring Fair Value Measurements

As of September 30, 2017, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities (a)	$15,628	$—	$—	$15,628
Derivative instruments (b)	—	1,763	—	1,763
Total assets	$15,628	$1,763	$—	$17,391
(a) Represents fair value of investments in mutual funds based on quoted market prices which are used to offset the liability associated with the deferred compensation plan (see Note 13 - Employee Benefit Plans for further information).
(b) Represents fair value of interest rate swap arrangements.
As of December 31, 2016, the fair value of the interest rate swaps was approximately $2.2 million. The fair value of interest rate swaps is determined using the market standard methodology of discounted future variable cash receipts. The variable cash receipts are determined by discounting the future expected cash receipts that would occur if variable interest rates rise above the fixed rate of the swaps. The variable interest rates used in the calculation of projected receipts on the swap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. These derivatives were identified as Level 2 assets and recorded in the "Prepaid expenses and other current assets" and "Other long-term assets" line items on the accompanying unaudited condensed consolidated balance sheets. The Company had no other assets or liabilities subject to recurring fair value measurements as of December 31, 2016.
During the nine months ended September 30, 2017 there were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 fair value measurements.
Financial Instruments Subject to Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying unaudited condensed consolidated balance sheets at cost and are not remeasured to fair value on a recurring basis. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill and indefinite-lived intangible assets are tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. The Company tests finite-lived intangible assets for impairment upon the occurrence of certain triggering events. As of September 30, 2017 and December 31, 2016, assets carried on the balance sheet and not remeasured to fair value on a recurring basis totaled $5,659.9 million and $667.0 million, respectively.
Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The Company’s financial instruments not recorded at fair value that are subject to fair value disclosure requirements include long-term borrowings. The estimated fair value of the outstanding term loans and Senior Unsecured Notes is determined based on the market prices for similar financial instruments or model-derived valuations based on observable inputs. These liabilities were considered to be Level 2 fair value measurements. The estimated fair values of the Company’s outstanding term loans, Revolver, and Senior Unsecured Notes were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan A due August 2021	$—	$—	$475,000	$475,000
Revolving credit facility due August 2021	—	—	25,000	25,000
Term Loan A due August 2022	1,000,000	1,000,000	—	—
Term Loan B due August 2024	1,598,056	1,606,000	—	—
7.5% Senior Unsecured Notes due 2024 (net of unamortized premium/discount)	439,276	449,550	—	—
8. Restructuring and Other Costs
Merger Related Restructuring
In connection with the Merger, the Company has established a restructuring plan to eliminate redundant positions and reduce its facility footprint worldwide. The Company expects to continue the ongoing evaluations of its workforce and facilities infrastructure needs through 2020 in an effort to optimize its resources worldwide. Additionally, in conjunction with the Merger, the Company assumed certain liabilities related to employee severance and facility closure costs as a result of actions taken by inVentiv prior to the Merger. During the nine months ended September 30, 2017, the Company recognized approximately $3.0 million of employee severance costs related to the Merger.
2017 Restructuring
During the nine months ended September 30, 2017, the Company recognized approximately $4.9 million of employee severance costs and incurred $1.2 million of facility closure and lease termination costs related to the Company’s pre-Merger focus on optimizing its resources worldwide. Additionally, during the nine months ended September 30, 2017, the Company incurred $1.3 million of consulting costs related to the continued consolidation of its legal entities and restructuring of its contract management process to meet the requirements of upcoming accounting regulation changes and $0.7 million of other costs.
2016 CEO Transition Plan
In July 2016, the Company entered into a transition agreement with its former CEO related to his transition from the position of CEO effective October 1, 2016, and subsequent services to be rendered through his separation date of February 28, 2017. Payments under this agreement are expected to be made through August 2018. In addition, in September 2016, the Company entered into retention agreements with certain key employees coinciding with the CEO transition for retention periods of up to one year. For the nine months ended September 30, 2017, the Company recognized $0.8 million of costs associated with these retention agreements and made payments of $0.9 million related to these agreements in September 2017. As of September 30, 2017, all payments related to these agreements were completed.
Accrued Restructuring Liabilities
The following table summarizes activity related to the liabilities associated with restructuring, and other costs during the nine months ended September 30, 2017 (in thousands):

	Employee Severance Costs, Including Executive Transition Costs	Facility Closure and Lease Termination Costs	Other Costs	Total
Balance at December 31, 2016	$4,695	$3,817	$80	$8,592
Restructuring liabilities assumed through business combinations	6,865	7,950	—	14,815
Restructuring charges incurred(a)	8,696	492	1,938	11,126
Cash payments made	(9,528)	(2,856)	(1,917)	(14,301)
Balance at September 30, 2017	$10,728	$9,403	$101	$20,232
(a) Total restructuring and other costs for the nine months ended September 30, 2017 include $1.5 million of other non-cash expenses that were not recorded as a restructuring liability and are therefore excluded from the roll-forward above.
The Company expects the employee severance costs accrued as of September 30, 2017 will be paid within the next twelve months. Certain facility costs will be paid over the remaining lease terms of the exited facilities which range from 2018 through 2027. Liabilities associated with these costs are included in the “Accrued liabilities” and “Other long-term liabilities” line items in the accompanying unaudited condensed consolidated balance sheets. Costs recognized in net income during the period related to these activities are included in the “Restructuring and other costs” line item in the unaudited condensed consolidated statements of operations. These costs are not allocated to the Company’s reportable segments because they are not part of the segment performance measures regularly reviewed by management.

9. Shareholders' Equity
On August 1, 2017, the Company completed its Merger with inVentiv. In accordance with the terms of the Merger Agreement, the Company issued 49,297,022 fully diluted shares of the Company’s common stock with a par value of $0.01 per share in exchange for all outstanding inVentiv shares of common stock.
The following is a summary of the Company's authorized, issued and outstanding shares:

	September 30, 2017	December 31, 2016
Shares Authorized:
Class A common stock	300,000,000	300,000,000
Class B common stock	300,000,000	300,000,000
Preferred stock	30,000,000	30,000,000
Total shares authorized	630,000,000	630,000,000
Shares Issued and Outstanding:
Class A common stock	104,219,471	53,762,786
Class B common stock	—	—
Preferred stock	—	—
Total shares issued and outstanding	104,219,471	53,762,786
In July 2016, the Company announced a stock repurchase program for shares of the Company’s common stock pursuant to which the Company was authorized to repurchase up to $150.0 million of its outstanding common stock in the open market, in block trades, or in privately negotiated transactions. The program commenced on August 1, 2016 and was scheduled to end no later than December 31, 2017. Through this program, in August 2016, the Company repurchased 4,500,000 shares of its common stock in a private transaction for a total purchase price of approximately $64.5 million. The Company immediately retired all of the repurchased common stock and no further repurchases were made under this program. On July 23, 2017, the Company terminated the repurchase program.
10. Share-Based Compensation
Share-Based Awards Exchanged in Business Combination
As a result of the Merger, the Company assumed the equity incentive plans formerly related to inVentiv. In connection with the Merger, the vesting conditions of certain outstanding time- and performance-based stock option awards and restricted stock units (“RSUs”) of inVentiv were modified at the discretion of its board of directors. These modifications were treated as modifications of share-based awards and accounted for according to the provisions of ASC Topic 718, Compensation - Stock Compensation. As provided by the merger agreement, each vested option to purchase shares of inVentiv common stock outstanding immediately prior to the effective date of the Merger was automatically converted into a vested option to acquire shares of the Company’s common stock, on substantially the same terms and conditions, adjusted by the 3.4928 exchange ratio; and each restricted stock unit of inVentiv outstanding immediately prior to the effective date of the Merger was automatically converted into shares of the Company’s common stock at an exchange ratio of 3.4928. The fair value of these awards was allocated to the purchase consideration in the amount of $16.2 million and post-combination expense in the amount of $27.1 million, based on the portion of the vesting period completed prior to the date of the Merger. The assumed awards related to the Merger have been identified as applicable in the tables that follow.
Similarly, at the discretion of the Company’s board of directors, upon the Merger certain share-based awards of the Company outstanding immediately prior to the effective date of the Merger vested, and certain performance-based restricted stock units were converted into time-based restricted stock units at 100% of the target. The outstanding awards of approximately 50 employees were impacted. The aggregate incremental fair value of these awards was approximately $2.7 million, of which approximately $0.8 million was recognized during the three and nine months ended September 30, 2017. The remainder of the incremental fair value will be recognized over the remaining requisite service period of approximately two years.
The following table summarizes the weighted average assumptions used in the Black-Scholes option pricing model to estimate the fair values of the stock option awards assumed through the business combination:

	Three months ended September 30, 2017
Expected volatility	24.5%	-	24.6%
Expected life (in years)	4.75	-	5.00
Risk-free interest rate	1.8%
Expected dividend yield	—%
As of September 30, 2017, there were 3,340,546 shares available for future grants under all of the Company’s equity incentive plans.
Stock Option Awards Activity
The following table summarizes stock option activity for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands) (b)
Outstanding at December 31, 2016	2,170,235	$22.15
Assumed through business combinations(a)	1,336,406	$28.63
Granted	64,899	$56.32
Exercised	(810,260)	$15.97
Forfeited	(52,891)	$31.28
Expired	(1,314)	$42.76
Outstanding at September 30, 2017	2,707,075	$27.83	7.71	$66,501
Vested and expected to vest at September 30, 2017	2,707,075	$27.83	7.71	$66,501
Exercisable at September 30, 2017	2,308,531	$25.26	7.63	$62,682
(a) Represents fully vested stock options issued as replacement awards in connection with the Merger.
(b) Represents the total pretax intrinsic value (i.e., the aggregate difference between the closing price of the Company’s common stock on September 30, 2017 of $52.30 and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on September 30, 2017.
As of September 30, 2017, there was $4.5 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock Unit Award Activity
The following table summarizes the RSU activity during the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	708,695
Assumed through business combinations(a)	35,752	$55.85
Granted	601,297	$52.78
Vested	(337,713)
Forfeited	(31,626)
Non-vested at September 30, 2017	976,405
(a) Represents fully vested RSUs issued as replacement awards and immediately converted into shares of the Company’s common stock in connection with the Merger with inVentiv.
At September 30, 2017, there was $37.7 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 2.5 years.
Merger-Related Performance-Based Awards
In August 2017, the Board of Directors and Compensation Committee granted certain executive officers a total of 127,917 performance-based RSUs (“PRSUs”). These performance-based awards are subject to the Company achieving a certain level of annual net income growth over the vesting period by reducing operating costs through execution of the cost saving initiatives. These PRSUs will vest on January 1, 2021 provided the performance criteria are met and will settle no later than March 15, 2021. These awards are included in the table above. Compensation expense related to PRSUs is recorded based on the estimated quantity of awards that are expected to vest. At each reporting period, management re-assesses the probability that the performance conditions will be achieved and adjusts compensation expense to reflect any changes in the estimated probability of vesting until the actual level of achievement of the performance targets is known.
Employee Stock Purchase Plan
The Company recognized share-based compensation expense of $0.4 million and $1.2 million under the 2016 Employee Stock Purchase Plan (“ESPP”) for the three and nine months ended September 30, 2017, respectively. The Company recognized share-based compensation expense of $0.1 million under the ESPP for both the three and nine months ended September 30, 2016. As of September 30, 2017, there were 125,974 shares issued and 874,026 shares reserved for future issuance under the ESPP.
Share-based Compensation Expense
The total amount of share-based compensation expense recognized in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Classification	2017	2016	2017	2016
Direct costs	$5,388	$1,860	$11,055	$4,402
Selling, general, and administrative expenses	2,165	1,657	8,546	5,002
Transaction and integration-related expenses	31,327	—	31,327	—
Total share-based compensation expense	$38,880	$3,517	$50,928	$9,404

11. Earnings Per Share
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net (loss) income	$(147,998)	$27,331	$(123,422)	$75,139
Denominator:
Basic weighted average common shares outstanding	87,152	54,186	65,097	54,147
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	—	1,381	—	1,689
Diluted weighted average common shares outstanding	87,152	55,567	65,097	55,836
(Loss) earnings per share:
Basic	$(1.70)	$0.50	$(1.90)	$1.39
Diluted	$(1.70)	$0.49	$(1.90)	$1.35
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
The number of potential shares outstanding that were considered antidilutive using the treasury stock method and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Antidilutive stock options and other awards	126	787	488	806
Antidilutive stock options and other awards under deferred share-based compensation programs excluded based on reporting of net loss for the period	1,534	—	1,275	—
Total common stock equivalents excluded from diluted earnings per share computation	1,660	787	1,763	806
12. Income Taxes
Income Tax Expense

For the three and nine months ended September 30, 2017, the Company recorded income tax expense of $26.1 million and $30.2 million, respectively, on a pre-tax loss of $121.9 million and $93.2 million, respectively. The effective tax rate for the three and nine months ended September 30, 2017 varied from the U.S. federal statutory income tax rate primarily due to (i) discrete tax expense related to a change in the Company’s method of accounting for undistributed foreign earnings, (ii), relative amount of income from operations earned in international jurisdictions with lower statutory income tax rates than the U.S., and (iii) discrete tax adjustments related to excess tax benefits on share-based compensation. As a result of the Merger and associated debt financing, the Company re-evaluated and changed its assertion with respect to the majority of its previously undistributed historical foreign earnings based on cash needs in the United States. As of December 31, 2016, the Company had approximately $191.0 million of untaxed foreign earnings, of which $163.0 million is no longer considered indefinitely reinvested as a result of the change in assertion. In addition, the Company had approximately $90.0 million of previously taxed foreign earnings, of which, $72.0 million is planned to be repatriated to the United States, as such deferred taxes related to foreign exchange losses have been recorded. As a result of this change in assertion, the Company recognized a discrete tax expense of $53.0 million during the three months ended September 30, 2017 to record a deferred tax liability associated with the Company’s undistributed foreign earnings balance as of December 31, 2016. Furthermore, the Company intends to repatriate a significant portion of its current year foreign earnings and has recorded deferred income taxes on these earnings, which has been included in the calculation of its annual effective tax rate.
For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $6.1 million and $16.0 million, respectively, compared to a pre-tax income of $33.4 million and $91.2 million, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was lower than the U.S. federal statutory income tax rate primarily due to reductions of income tax expense resulting from (i) relative amount of income from operations earned in international jurisdictions with lower statutory income tax rates than the United States, (ii) discrete tax adjustments related to excess tax benefits on share-based compensation of $4.6 million and $12.6 million, respectively, and (iii) discrete tax adjustments related to foreign exchange losses associated with historical foreign branch transactions of $1.5 million during the nine months ended September 30, 2016.
Unrecognized Tax Benefits
As of September 30, 2017 and December 31, 2016, the amounts of the Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $46.6 million and $15.7 million, respectively, a portion of which reduced deferred tax assets and a portion of which is included in the “Other long-term liabilities” line item of the accompanying unaudited condensed consolidated balance sheets. Of the $46.6 million, if recognized, $20.7 million would impact the Company’s effective income tax rate and income tax provision in the period of recognition. The increase in the unrecognized tax benefits in the three months ended September 30, 2017 relates to the additions of uncertain tax positions resulting from the Merger in the third quarter of 2017. The Company does not anticipate that the balance of gross unrecognized tax benefits, excluding interest and penalties, will change significantly during the next twelve months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as part of the provision for income tax expense in the unaudited condensed consolidated statements of operations. As of September 30, 2017 and December 31, 2016, accrued interest and accrued penalties related to unrecognized tax benefits totaled $4.6 million and $0.1 million, respectively.
Acquired Deferred Income Tax Assets and Liabilities
As a result of the Merger, the Company assumed a net deferred tax liability of approximately $28.5 million which consisted primarily of (i) a deferred tax liability of approximately $469.0 million related to temporary differences associated with amortization of intangible assets, (ii) a deferred tax liability of approximately $54.0 million related to unremitted foreign earnings, (iii) a deferred tax asset of approximately $398.0 million related to net operating loss (“NOL”) carryforwards, and (iv) a deferred tax asset of $48.0 million for deferred financing costs. The NOL carryforwards acquired in the Merger consisted of (i) $1.0 billion of U.S. federal NOL carryforwards, (ii) $1.0 billion of domestic state and local NOL carryforwards, and (iii) $67.0 million of foreign NOL carryforwards.
A portion the NOL carryforwards acquired from inVentiv was generated prior to their acquisition by the Company and therefore is subject to ownership change provisions under Section 382 of the Internal Revenue Code (“Section 382”). Section 382 requires a corporation to limit the amount of its future periods taxable income that can be offset by historic NOL carryforwards and tax credit carryforwards in the event of an “ownership change”, as defined in Section 382. As of September 30, 2017, the Company recorded a valuation allowance of $43.0 million due to uncertainties related to the Company’s ability to utilize some of the deferred tax assets associated with state and foreign NOL carryforwards discussed above. The valuation allowance is based on the Company’s estimate of taxable income in various state and foreign jurisdictions and the period over which deferred income tax assets will be recoverable. The Company does not expect that Section 382 limitations will significantly impact the Company’s ability to utilize its federal NOL carryforwards within the applicable expiration periods. However, the Company has assumed a contingent tax sharing obligation related to certain pre-Merger transaction tax deductions. As the transaction tax deductions are realized through the utilization of certain acquired net operating losses, the Company is obligated to make payments to the former stockholders of inVentiv. The amount of acquired NOLs subject to this contingent tax sharing obligation is estimated to be approximately $192.0 million.
inVentiv’s federal income tax return for tax year 2014 is currently under examination by the Internal Revenue Service. In addition, inVentiv’s income tax returns for various tax years are currently under examination by the respective tax authorities in Germany, India, and Japan. The Company believes that its reserve for uncertain tax positions is adequate to cover existing risks or exposures related to all open tax years.
Recently Adopted Accounting Standards
Effective January 1, 2017, the Company adopted new guidance under ASU No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory. For additional discussion of the new guidance, see Note 1 - Basis of Presentation and Changes in Significant Accounting Policies to the accompanying unaudited condensed consolidated financial statements.
13. Employee Benefit Plans
Defined Contribution Retirement Plans
The Company offers defined contribution retirement benefit plans that comply with Section 401(k) of the IRS Code under which it matches employee deferrals at varying percentages and specified limits of the employee’s salary.
The Company’s contributions related to its defined contribution retirement plans were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total defined contribution retirement plan contributions	$4,737	$2,462	$10,509	$7,565
The Company's contributions associated with these defined contribution benefit plans are recorded in the "Direct costs" and "Selling, general and administrative" expense line items in the accompanying unaudited condensed consolidated statements of operations.
Deferred Compensation Plan

As a result of the Merger, the Company assumed inVentiv’s nonqualified Deferred Compensation Plan for certain executives pursuant to Section 409A of the IRC (“NQDC Plan”). Under this plan, participants can defer, on a pre-tax basis, from 1.0% up to a maximum of 100.0% of salary and performance and non-performance based bonus. The Company does not make matching contributions into the NQDC Plan. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected.

As of September 30, 2017, the NQDC Plan deferred compensation liabilities were $16.4 million and are included in the “Other long-term liabilities” line item in the accompanying unaudited condensed consolidated balance sheets. The assets associated with the NQDC Plan are subject to the claims of the creditors and primarily consist of investments in mutual funds maintained in a “rabbi trust”. These investments are classified as trading securities and included in the “Other long-term assets” line item in the accompanying consolidated balance sheets. During the three and nine months ended September 30, 2017, gains (losses) on these investments were immaterial and were included in “Selling, general and administrative” expense line item of the accompanying consolidated statement of operations.

14. Segment Information
During the third quarter of 2017, the Company realigned its operating segments as a result of the Merger to reflect the current structure under which performance is evaluated, strategic decisions are made and resources are allocated. As a result of this realignment, effective August 1, 2017, the Company began evaluating its financial performance based on two reportable segments: Clinical Solutions and Commercial Solutions. Historical segment reporting has been revised to reflect these changes to the Company’s segment structure.

Each reportable business segment is comprised of multiple service offerings that, when combined, create a fully integrated biopharmaceutical solutions organization. Clinical Solutions offers a variety of services spanning phase I to phase IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Commercial Solutions provides commercialization services to the pharmaceutical, biotechnology, and healthcare industries, which include outsourced selling solutions, communication solutions (public relations and advertising), and consulting related services.

The Company’s CODM reviews segment performance and allocates resources based upon segment revenue and income from operations. Revenue and costs for reimbursed out-of-pocket expenses are not allocated to the Company’s segments. Inter-segment revenue is eliminated from the segment reporting presented to the CODM and is not included in the segment revenue presented in the table below. Certain costs are not allocated to the Company’s reportable segments and are reported as general corporate expenses. These costs primarily consist of share-based compensation and general operational expenses associated with the Company’s senior leadership, finance, human resources, information technology, facilities, and legal functions. The Company does not allocate depreciation, amortization, asset impairment charges, restructuring, or transaction and integration-related costs to its segments. Additionally, the CODM reviews the Company’s assets on a consolidated basis and does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance or allocating resources.

Information about reportable segment operating results is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (a)	2016	2017 (a)	2016
Net service revenue:
Clinical Solutions	$432,780	$257,291	$937,781	$760,998
Commercial Solutions	159,427	2,266	164,591	6,360
Total segment net service revenue	592,207	259,557	1,102,372	767,358
Reimbursable out-of-pocket expenses not allocated to segments	230,121	132,234	493,009	437,167
Total consolidated net service revenue	$822,328	$391,791	$1,595,381	$1,204,525
Segment direct costs:
Clinical Solutions	$284,872	$155,667	$591,383	$460,909
Commercial Solutions	115,538	2,114	120,205	5,885
Total segment direct costs	400,410	157,781	711,588	466,794
Segment selling, general, and administrative expenses:
Clinical Solutions	59,142	36,647	131,208	111,123
Commercial Solutions	18,113	—	18,113	—
Total segment selling, general, and administrative expenses	77,255	36,647	149,321	111,123
Segment operating income:
Clinical Solutions	$88,766	$64,977	$215,190	$188,966
Commercial Solutions	25,776	152	26,273	475
Total segment operating income	114,542	65,129	241,463	189,441
Operating expenses not allocated to segments:
Reimbursable out-of-pocket expenses not allocated to segments	230,121	132,234	493,009	437,167
Share-based compensation not allocated to direct costs	5,388	1,860	11,055	4,402
Share-based compensation not allocated to selling, general, and administrative expenses	2,165	1,657	8,546	5,002
Corporate selling, general, and administrative expenses not allocated to segments	9,435	3,439	18,453	11,693
Restructuring and other costs	6,670	2,881	12,626	10,283
Transaction and integration-related expenses	84,340	1,127	108,081	2,857
Asset impairment charges	30,000	—	30,000	—
Depreciation and amortization	65,432	14,769	96,588	43,645
Total consolidated (loss) income from operations	$(88,888)	$39,396	$(43,886)	$111,559
(a) Following the Company’s Merger with inVentiv, beginning August 1, 2017, the Company’s consolidated results of operations include results of operations of inVentiv.

15. Operations by Geographic Location
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
North America (a)	$463,010	$215,015	$838,466	$599,519
Europe, Middle East and Africa	98,524	37,030	213,283	148,028
Asia-Pacific	29,396	7,512	49,346	19,795
Latin America	1,277	—	1,277	16
Total net service revenue	592,207	259,557	1,102,372	767,358
Reimbursable-out-of-pocket expenses	230,121	132,234	493,009	437,167
Total revenue	$822,328	$391,791	$1,595,381	$1,204,525
(a)Net service revenue for the North America region includes revenue attributable to the United States of $445.0 million and $208.0 million, or 75.1% and 80.1% of net service revenue, for the three months ended September 30, 2017 and September 30, 2016, respectively. Net service revenue for the North America region includes revenue attributable to the United States of $804.5 million and $582.4 million, or 73.0% and 75.9% of net service revenue, for the nine months ended September 30, 2017 and September 30, 2016, respectively. No other country represented more than 10% of net service revenue for any period.
Long-lived assets by geographic area for each period were as follows (in thousands):

	September 30, 2017	December 31, 2016
Property and equipment, net:
North America (a)	$131,247	$41,057
Europe, Middle East and Africa	25,822	11,235
Asia-Pacific	14,647	5,101
Latin America	1,196	913
Total property and equipment, net	$172,912	$58,306
(a) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $123.5 million and $40.6 million as of September 30, 2017 and December 31, 2016, respectively.
16. Concentration of Credit Risk
The Company maintains cash depository accounts with several financial institutions worldwide and is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents are concentrated. The Company has not historically incurred any losses with respect to these balances and believes that they bear minimal credit risk.
As of September 30, 2017, the amount of cash and cash equivalents held outside the United States by the Company’s foreign subsidiaries was $167.7 million, or 55.1% of the total consolidated cash and cash equivalents balance. As of December 31, 2016, the amount of cash and cash equivalents held outside the United States by the Company’s foreign subsidiaries was $86.4 million, or 84.3% of the total consolidated cash and cash equivalents balance.
During the three months ended September 30, 2017, one customer accounted for 10.1% of the Company’s total consolidated net service revenue. No single customer accounted for greater than 10% of the Company’s total consolidated net service revenue for the nine months ended September 30, 2017 or the three and nine months ended September 30, 2016.
As of September 30, 2017, one customer accounted for 12.8% of the Company’s billed and unbilled trade accounts receivable balances. As of December 31, 2016, no single customer accounted for greater than 10% of the Company’s billed and unbilled trade accounts receivable balances.
17. Related-Party Transactions
For the three and nine months ended September 30, 2017, the Company incurred reimbursable out-of-pocket expenses of $0.2 million for professional services obtained from a provider whose significant shareholder was also a significant shareholder of the Company.
For the three and nine months ended September 30, 2016, the Company recorded net service revenue of $0.3 million and $0.5 million, respectively, from a customer who had a significant shareholder who was also a significant shareholder of the Company through August 2016.
18. Commitments and Contingencies
Legal Proceedings
Through the Merger, the Company became a party to a lawsuit initiated and outstanding against inVentiv prior to the Merger. On October 31, 2013, Cel-Sci Corporation (Claimant) made a demand for arbitration under a Master Services Agreement (the MSA), dated as of April 6, 2010 between Claimant and two of the Company’s subsidiaries, inVentiv Health Clinical, LLC (formerly known as PharmaNet, LLC) and PharmaNet GmbH (currently known as inVentiv Health Switzerland GmbH and formerly known as PharmaNet AG) (collectively, PharmaNet). Under the MSA and related project agreement, which were terminated by Claimant in April 2013, Claimant engaged PharmaNet in connection with a Phase III Clinical Trial of its investigational drug. The arbitration claim alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud on the part of PharmaNet, and seeks damages of at least $50.0 million. In December 2013, inVentiv Health Clinical, LLC filed a counterclaim against Claimant that alleges breach of contract and seeks at least $2.0 million in damages. The matter proceeded to the discovery phase. In January 2015, inVentiv Health Clinical, LLC filed additional counterclaims against Claimant that allege (i) breach of contract, (ii) opportunistic breach, restitution and unjust enrichment, and (iii) defamation, and seek at least $2.0 million in damages and $20.0 million in other equitable remedies. The arbitration is currently underway and is expected to continue through the remainder of 2017 and into 2018. The Company continues to maintain and intends to vigorously defend its position in this matter. In the Company’s opinion, the ultimate outcome of this matter, net of liabilities accrued in the Company’s balance sheet, is not expected to have a material adverse effect on the Company’s financial position or results of operations.
Self-Insurance Reserves
The Company is self-insured for certain losses relating to health insurance claims for the majority of its employees located within the United States. Additionally, in connection with the Merger, the Company assumed liabilities associated with certain self-insurance retention limits of inVentiv related to employee medical, automobile, and workers’ compensation insurance. As of September 30, 2017 and December 31, 2016, the total accrual for self-insurance reserves was $20.1 million and $3.6 million, respectively.
Assumed Contingent Tax Sharing Obligation
As a result of the Merger, the Company assumed contingent tax sharing obligations arising from inVentiv’s 2016 merger with Double Eagle Parent, Inc. As of September 30, 2017, the estimated fair value of the assumed contingent tax sharing obligation was $67.3 million (see Note 3 - Business Combinations for further information).

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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national or global political, economic, business, competitive, market, and regulatory conditions and the following: risks associated with the integration of our business with the business of inVentiv, and our operation of the combined business following the closing of the Merger; the impact of underpricing our contracts, overrunning our cost estimates or failing to receive approval for or experiencing delays with documentation of change orders; the impact of unfavorable economic conditions, including the uncertain economic environment, changes in exchange rates and effective income tax rate fluctuations; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; the risks associated with our information systems infrastructure; any adverse effects from customer or therapeutic area concentration; the risks associated with doing business internationally; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our failure to perform our services in accordance with contractual requirements, regulatory standards and ethical considerations; the risk of litigation and personal injury claims; the risks associated with potential future acquisitions or investments in our customers’ businesses or drugs; the impact of changes in government regulations and healthcare reform; and our ability to service our substantial indebtedness. For a further discussion of the risks relating to our business, see “Risk Factors” in Part II, Item 1A of this Quarterly report on Form 10-Q and Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Overview of our Business and Services
INC Research Holdings, Inc. (the “Company,” “we,” “us,” and “our”) is a leading global biopharmaceutical solutions organization comprised of an end-to-end clinical contract research organization (“CRO”) and contract commercial organization (“CCO”). We offer both standalone and integrated biopharmaceutical development and commercialization services ranging from Phase I clinical trials to the commercialization of biopharmaceutical products. Our customers include small, mid-sized, and large companies in the pharmaceutical, biotechnology, and medical device industries, and our revenue is derived through a broad suite of services designed to enhance our customers’ ability to successfully develop, launch, and market their products. We consistently and predictably deliver our services in a complex environment and offer a proprietary, operational approach to the delivery of our projects through our Trusted Process® methodology.

On August 1, 2017, we completed a merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc. under the terms of the merger agreement, dated May 10, 2017 (the “Merger Agreement”). Upon closing, inVentiv was merged with and into us, and the separate corporate existence of inVentiv ceased. In conjunction with the Merger, we entered into a credit agreement (the “2017 Credit Agreement”) to (i) repay the Company’s and inVentiv’s pre-Merger term loans, (ii) partially redeem inVentiv’s Senior Unsecured Notes, and (iii) pay certain fees and expenses related to the Merger. See further discussion in Note 3 - Business Combinations to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the Merger.
Following the Merger, we realigned our operating segments to reflect the current structure under which we evaluate our performance, make strategic decisions and allocate resources. As a result of this realignment, effective August 1, 2017, we began managing our business through two reportable segments: Clinical Solutions and Commercial Solutions.
Our Clinical Solutions segment offers a variety of services spanning Phase I to Phase IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Our Commercial Solutions segment provides commercialization services to the pharmaceutical, biotechnology, and healthcare industries which include outsourced selling solutions, communication solutions (public relations and advertising), and consulting related services. Our management reviews segment performance and allocates resources based upon segment revenue and segment operating income. Historical segment reporting has been revised to reflect these changes to our segment structure. Prior to the Merger, our Commercial Solutions segment consisted solely of a consulting offering. See further discussion in Note 14 - Segment Information to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

For financial information regarding revenue and long-lived assets by geographic area, see Note 15 - Operations by Geographic Location to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
New Business Awards and Backlog
In connection with the Merger, we re-evaluated our existing backlog policy for our Clinical Solutions segment. As a result of this evaluation, effective during the third quarter of 2017, we changed our policy for calculating and reporting the amounts of our net new business awards and backlog. Under the new backlog policy for our Clinical Solutions segment, we add new business awards to backlog when we enter into a contract or when we receive a written commitment from the customer selecting us as a service provider, provided that:

•	the customer has received appropriate internal funding approval and collection of the award value is probable;

•	the project or projects are not contingent upon completion of another trial or event;

•	the project or projects are expected to commence within the next six months;

•	the customer has entered or intends to enter into a comprehensive contract as soon as practicable; and

•	for awards related to our functional service provider (“FSP”) offering, only a maximum of twelve months of services are included.
In addition, we continually evaluate our backlog to determine if any of the previously awarded work is no longer expected to be performed, regardless of whether we have received formal cancellation notice from the customer. If we determine that any previously awarded work is no longer probable of being performed, we remove the value from our backlog based on risk. We recognize revenue from these awards as services are performed, provided we have entered into a contractual commitment with the customer. The primary changes made to our net new business awards and backlog policy related to reducing the commencement date requirement from twelve months to six months and only recording one year’s worth of an FSP award. These adjustments resulted in a reduction to our backlog of approximately $284.5 million. We have recorded the backlog assumed in the Merger consistent with our new backlog policy.
We do not report new business awards or backlog data for our Commercial Solutions segment as the majority of the service offerings in this segment is of a short-term nature and, as a result, we believe that backlog is not a meaningful indicator of potential future revenue or performance of the business. Accordingly, all disclosures related to net new service awards and backlog pertain solely to our Clinical Solutions segment.
Backlog
Our Clinical Solutions backlog consists of anticipated future net service revenue from business awards that either have not started but are anticipated to begin in the future, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our Clinical Solutions segment contracts can be terminated by the customer with 30 day notice.
As adjusted for the policy changes discussed above, as of September 30, 2017, our backlog was $3.72 billion compared to $4.80 billion which would have been reported under the old policy. We expect approximately $0.54 billion of our Clinical Solutions backlog at September 30, 2017 will be recognized as revenue in the fourth quarter of 2017.
We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates. For the three months ended September 30, 2017, fluctuations in foreign currency exchange rates resulted in a favorable impact on our September 30, 2017 backlog in the amount of $15.8 million, primarily due to the strengthening of the Euro against the U.S. dollar.
We believe that our backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and cancellations and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. Projects that have been delayed for less than six months generally remain in backlog, but the anticipated timing of the recognition of revenue is uncertain. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect that the rate at which our backlog and net new business awards convert into revenue is likely to decrease, and the duration of projects and the period over which related revenue is recognized to lengthen. See “Risk Factors - Risks Related to Our Business - Our Backlog might not be indicative of our future revenue, and we might not realize all of the anticipated future revenue reflected in our backlog” in Part I, Item 1A of this Quarterly Report on Form 10-Q.
Net New Business Awards
To be comparable to the backlog amounts reported above which included backlog acquired in the Merger, we are including "Combined Company" metrics related to new business awards that represent combined financial information of INC Research and inVentiv Health as if the Merger had taken place on January 1, 2016, with conforming adjustments to the current year presentation. As adjusted for the policy changes discussed above, our Combined Company new business awards, net of cancellations of prior awards, for the three and nine months ended September 30, 2017 were $683.2 million and $1.88 billion, respectively, compared to $755.0 million and $2.13 billion, respectively, that would have been reported under the old policy for the same periods.

New business awards have varied and may continue to vary significantly from quarter to quarter. Fluctuations in our net new business award levels often result from the fact that we may receive a small number of relatively large orders in any given reporting period. Because of these large orders, our backlog and net new business awards in a reporting period may reach levels that are not sustainable in subsequent reporting periods.
Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated financial statements along with the percentage changes (in thousands, except percentages):

	Three Months Ended
	September 30, 2017	September 30, 2016	Change
Net service revenue	$592,207	$259,557	$332,650	128.2%
Reimbursable out-of-pocket expenses	230,121	132,234	97,887	74.0%
Total revenue	822,328	391,791	430,537	109.9%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	405,798	159,641	246,157	154.2%
Reimbursable out-of-pocket expenses	230,121	132,234	97,887	74.0%
Selling, general, and administrative	88,855	41,743	47,112	112.9%
Restructuring and other costs	6,670	2,881	3,789	131.5%
Transaction and integration-related expenses	84,340	1,127	83,213	n/m
Asset impairment charges	30,000	—	30,000	n/m
Depreciation and amortization	65,432	14,769	50,663	343.0%
Total operating expenses	911,216	352,395	558,821	158.6%
(Loss) income from operations	(88,888)	39,396	(128,284)	(325.6)%
Total other (expense) income, net	(32,986)	(5,987)	(26,999)	(451.0)%
(Loss) income before provision for income taxes	(121,874)	33,409	(155,283)	(464.8)%
Income tax expense	(26,124)	(6,078)	(20,046)	(329.8)%
Net (loss) income	$(147,998)	$27,331	$(175,329)	(641.5)%

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
Net service revenue	$1,102,372	$767,358	$335,014	43.7%
Reimbursable out-of-pocket expenses	493,009	437,167	55,842	12.8%
Total revenue	1,595,381	1,204,525	390,856	32.4%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	722,643	471,196	251,447	53.4%
Reimbursable out-of-pocket expenses	493,009	437,167	55,842	12.8%
Selling, general, and administrative	176,320	127,818	48,502	37.9%
Restructuring and other costs	12,626	10,283	2,343	22.8%
Transaction and integration-related expenses	108,081	2,857	105,224	n/m
Asset impairment charges	30,000	—	30,000	n/m
Depreciation and amortization	96,588	43,645	52,943	121.3%
Total operating expenses	1,639,267	1,092,966	546,301	50.0%
(Loss) income from operations	(43,886)	111,559	(155,445)	(139.3)%
Total other (expense) income, net	(49,319)	(20,378)	(28,941)	(142.0)%
(Loss) income before provision for income taxes	(93,205)	91,181	(184,386)	(202.2)%
Income tax expense	(30,217)	(16,042)	(14,175)	(88.4)%
Net (loss) income	$(123,422)	$75,139	$(198,561)	(264.3)%
Net Service Revenue
For the three months ended September 30, 2017, total net service revenue increased by $332.7 million, or 128.2%, to $592.2 million from $259.6 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017, net service revenue increased by $335.0 million, or 43.7%, to $1,102.4 million from $767.4 million for the nine months ended September 30, 2016.
For both the three and nine months ended September 30, 2017, our total net service revenue increased compared to the same periods in the prior year, primarily as a result of the Merger with inVentiv in August 2017, which resulted in an increase in total net service revenue of $340.8 million. This increase was partially offset by (i) lower than anticipated net new business awards in the fourth quarter of 2016, as well as customer and regulatory delays, among other factors, impacting our awarded projects during 2017 and (ii) a reduction in revenue of approximately $12.7 million due to a deferred revenue and other fair value adjustments required by purchase accounting. During the nine months ended September 30, 2017, fluctuations in foreign currency exchange rates resulted in an unfavorable impact of $7.1 million on net service revenue as compared to the nine months ended September 30, 2016. The impact of fluctuations in foreign currency exchange rates on net service revenue was not material for the three months ended September 30, 2017 compared to the prior year.
During the three months ended September 30, 2017, one customer accounted for 10.1% of our total consolidated net service revenue. No single customer accounted for greater than 10% of our total consolidated net service revenue for the nine months ended September 30, 2017 or the three and nine months ended September 30, 2016. Net service revenue from our top five customers accounted for approximately 24.5% and 32.0% of total consolidated net service revenue for the three months ended September 30, 2017 and 2016, respectively. Net service revenue from our top five customers accounted for approximately 23.0% and 33.3% of total consolidated net service revenue for the nine months ended September 30, 2017 and 2016, respectively.

Net service revenue for each of our segments was comprised of the following (in thousands, except percentages):

	Three Months Ended September 30,
	2017	% of total	2016	% of total	Change
Clinical Solutions	$432,780	73.1%	$257,291	99.1%	$175,489	68.2%
Commercial Solutions	159,427	26.9%	2,266	0.9%	157,161	n/m
Total net service revenue	$592,207		$259,557		$332,650	128.2%

	Nine Months Ended September 30,
	2017	% of total	2016	% of total	Change
Clinical Solutions	$937,781	85.1%	$760,998	99.2%	$176,783	23.2%
Commercial Solutions	164,591	14.9%	6,360	0.8%	158,231	n/m
Total net service revenue	$1,102,372		$767,358		$335,014	43.7%
Clinical Solutions
Our Clinical Solutions segment is a leading global CRO that is therapeutically-focused and provides a wide range of capabilities, including Phase I-IV clinical development services, delivered on a project, functional or hybrid basis. For the three and nine months ended September 30, 2017, our Clinical Solutions segment generated net service revenue of $432.8 million and $937.8 million, representing approximately 73.1% and 85.1%, respectively, of net service revenue for the period. For the three and nine months ended September 30, 2016, our Clinical Solutions segment generated net service revenue of $257.3 million and $761.0 million, representing approximately 99.1% and 99.2%, respectively, of net service revenue for the period.
For both the three and nine months ended September 30, 2017, our net service revenue attributable to the Clinical Solutions segment increased compared to the same periods in the prior year primarily due to the Merger with inVentiv in August 2017, which resulted in an increase in Clinical Solutions net service revenue of $184.2 million. This increase was partially offset by a decline in organic revenue as a result of lower than expected net new business awards in the fourth quarter of 2016 along with customer and regulatory delays, among other factors, which impacted our awarded projects during 2017.
Commercial Solutions

Our Commercial Solutions segment is a CCO and the biopharmaceutical industry’s leading provider of a full suite of complementary commercialization services including outsourced selling solutions, communication solutions (public relations and advertising), and consulting related services. For the three and nine months ended September 30, 2017, our Commercial Solutions segment generated net service revenue of $159.4 million and $164.6 million, representing approximately 26.9% and 14.9%, respectively, of net service revenue for the period. For the three and nine months ended September 30, 2016, our Commercial Solutions segment generated net service revenue of $2.3 million and $6.4 million, representing approximately 0.9% and 0.8%, respectively, of net service revenue for the period.
For both the three and nine months ended September 30, 2017, our net service revenue attributable to the Commercial Solutions segment increased compared to the same periods in the prior year due to the Merger with inVentiv in August 2017, which resulted in an increase in Commercial Solutions net service revenue of $156.6 million. While our Commercial Solutions net service revenue increased on a comparative basis due to the Merger, net service revenue associated with this segment declined compared to the amounts reported by inVentiv in periods prior to the Merger as a result of project cancellations, particularly within our selling solutions and communications service offerings. The Commercial Solutions gross margin increased significantly in each of the 2017 periods compared to the

2016 periods primarily as a result of the Merger and the resulting inclusion of higher margin service offerings, such as our communication offerings.
Direct Costs
Our direct costs consist principally of compensation expense and benefits associated with our employees and other employee-related costs. While we can manage the majority of these costs relative to the amount of contracted services we have during any given period, direct costs as a percentage of net service revenue can vary from period to period. Such fluctuations are due to a variety of factors, including, among others: (i) the level of staff utilization created by our ability to effectively manage our workforce, (ii) adjustments to the timing of work on specific customer contracts, (iii) the experience mix of personnel assigned to projects, and (iv) the service mix and pricing of our contracts. In addition, as global projects wind down or as delays and cancellations occur, staffing levels in certain countries or functional areas can become misaligned with the current business volume.
For the three months ended September 30, 2017, our direct costs increased by $246.2 million, or 154.2%, to $405.8 million from $159.6 million for the three months ended September 30, 2016. Our direct costs increased by $251.4 million, or 53.4%, to $722.6 million for the nine months ended September 30, 2017 from $471.2 million for the nine months ended September 30, 2016.
These increases were primarily driven by the Merger with inVentiv which increased our worldwide employee base by approximately 15,000 employees in August 2017 and resulted in an increase of approximately $207.0 million in compensation expense included in direct costs. In addition, we incurred higher organic salaries, benefits, and incentive compensation expense as a result of increased personnel to support (i) our new business awarded in the first half of 2017, (ii) our investment in additional personnel to support the bidding process for new business opportunities, and (iii) the overall growth of our operations. During the nine months ended September 30, 2017 we also incurred total estimated costs of approximately $5.0 million associated with underutilized personnel we retained in anticipation of work that was delayed without a corresponding decrease in direct costs.
During the nine months ended September 30, 2017, fluctuations in foreign currency exchange rates resulted in a favorable impact of $5.6 million on direct costs as compared to the nine months ended September 30, 2016. The impact of fluctuations in foreign currency exchange rates on direct costs was not material for the three months ended September 30, 2017 compared to the prior year.
Direct costs for each of our segments, excluding share-based compensation expense, were comprised of the following (in thousands, except percentages):

	Three Months Ended September 30,				Change		Gross Margin
	2017	% of Net Service Revenue	2016	% of Net Service Revenue	$	%	2017	2016
Clinical Solutions	$284,872	65.8%	$155,667	60.5%	$129,205	83.0%	34.2%	39.5%
Commercial Solutions	115,538	72.5%	2,114	93.3%	113,424	n/m	27.5%	6.7%
Total direct costs	$400,410	67.6%	$157,781	60.8%	$242,629	153.8%

	Nine Months Ended September 30,				Change		Gross Margin
	2017	% of Net Service Revenue	2016	% of Net Service Revenue	$	%	2017	2016
Clinical Solutions	$591,383	63.1%	$460,909	60.6%	$130,474	28.3%	36.9%	39.4%
Commercial Solutions	120,205	73.0%	5,885	92.5%	114,320	n/m	27.0%	7.5%
Total direct costs	$711,588	64.6%	$466,794	60.8%	$244,794	52.4%

Clinical Solutions
For the three and nine months ended September 30, 2017, direct costs related to our Clinical Solutions segment was $284.9 million and $591.4 million, representing approximately 71.1% and 83.1%, respectively, of our total direct costs for the period. Clinical Solutions direct costs as a percentage of net service revenue for the three and nine months ended September 30, 2017, was 65.8% and 63.1%, respectively. For the three and nine months ended September 30, 2016, direct costs associated with our Clinical Solutions segment was $155.7 million and $460.9 million, respectively, representing approximately 98.7% and 98.7%, respectively, of our total direct costs for the period. Clinical Solutions direct costs as a percentage of net service revenue for the three and nine months ended September 30, 2016, was 60.5% and 60.6%, respectively. The increases in direct costs associated with our Clinical Solutions segment was primarily due to increased personnel costs as a result of the Merger and underutilized staff retained in anticipation for work that was delayed without a corresponding decrease in direct costs.
The Clinical Solutions gross margin was 34.2% for the three months ended September 30, 2017, compared to 39.5% for the three months ended September 30, 2016. The Clinical Solutions gross margin was 36.9% for the nine months ended September 30, 2017, compared to 39.4% for the nine months ended September 30, 2016.
Commercial Solutions
For the three and nine months ended September 30, 2017, direct costs related to our Commercial Solutions segment was $115.5 million and $120.2 million, representing approximately 28.9% and 16.9%, respectively, of our total direct costs for the period. Commercial Solutions direct costs as a percentage of net service revenue for the three and nine months ended September 30, 2017, was 72.5% and 73.0%, respectively. For the three and nine months ended September 30, 2016, direct costs associated with our Commercial Solutions segment was $2.1 million and $5.9 million, respectively, representing approximately 1.3% and 1.3%, respectively, of our total direct costs for the period. Commercial Solutions direct costs as a percentage of net service revenue for the three and nine months ended September 30, 2016, was 93.3% and 92.5%, respectively. The increases in direct costs associated with our Commercial Solutions segment was primarily due to increased personnel costs as a result of the Merger.
The Commercial Solutions gross margin was 27.5% for the three months ended September 30, 2017, compared to 6.7% for the three months ended September 30, 2016. The Commercial Solutions gross margin was 27.0% for the nine months ended September 30, 2017, compared to 7.5% for the nine months ended September 30, 2016.
Reimbursable Out-of-Pocket Expenses
Reimbursable out-of-pocket expenses are primarily comprised of payments to investigators, pass-through travel expenses and other costs that are passed directly through to our customers. These expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity, and do not necessarily change in direct correlation to net service revenue. For the three and nine months ended September 30, 2017, reimbursable out-of-pocket expenses increased by $97.9 million, or 74.0%, and by $55.8 million, or 12.8%, respectively, as compared to the three and nine months ended September 30, 2016. The reimbursable out-of-pocket expenses included in “Total revenue” are offset by an equal amount shown under the same caption in the “Costs and operating expenses” section in our unaudited condensed consolidated statements of operations and, accordingly, have no impact on income from operations.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were as follows (in thousands, except percentages):

	Three Months Ended
	September 30, 2017	September 30, 2016	Change
Selling, general, and administrative	$88,855	$41,743	$47,112	112.9%
Percentage of net service revenue	15.0%	16.1%

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
Selling, general, and administrative	$176,320	$127,818	$48,502	37.9%
Percentage of net service revenue	16.0%	16.7%
Selling, general, and administrative expenses increased by $47.1 million, or 112.9%, to $88.9 million for the three months ended September 30, 2017 from $41.7 million for the three months ended September 30, 2016. Selling, general, and administrative expenses increased by $48.5 million, or 37.9%, to $176.3 million for the nine months ended September 30, 2017 from $127.8 million for the nine months ended September 30, 2016.
These increases were primarily due to the Merger with inVentiv which increased our overall employee base by approximately 15,000 employees in August 2017 and resulted in an increase of approximately $26.4 million in compensation related selling, general, and administrative expenses during both the three and nine months ended September 30, 2017. During the nine months ended September 30, 2017, fluctuations in foreign currency exchange rates resulted in a favorable impact of $1.3 million on selling, general, and administrative expenses as compared to the nine months ended September 30, 2016. The impact of fluctuations in foreign currency exchange rates on selling, general, and administrative expenses was not material for the three months ended September 30, 2017 compared to the prior year.
Selling, general, and administrative expenses as a percentage of net service revenue was 15.0% for the three months ended September 30, 2017, compared to 16.1% for the three months ended September 30, 2016. Selling, general, and administrative expenses as a percentage of net service revenue was 16.0% for the nine months ended September 30, 2017, compared to 16.7% for the nine months ended September 30, 2016.
Restructuring and Other Costs
Restructuring and other costs were $6.7 million and $12.6 million for the three and nine months ended September 30, 2017. In connection with the Merger, we established a restructuring plan to eliminate redundant positions and reduce our facility footprint worldwide. We expect to continue our ongoing evaluations of our workforce and facilities infrastructure needs through 2020 in an effort to optimize our resources worldwide. Additionally, in conjunction with the Merger, we assumed certain liabilities related to employee severance and facility closure costs as a result of actions taken by inVentiv prior to the Merger. During the three and nine months ended September 30, 2017, we recognized approximately $3.0 million of employee severance costs related to the Merger. We expect to incur significant costs related to the restructuring of our operations in order to achieve the targeted synergies as a result of the Merger over the next several years. However, the timing and the estimate of the amount of these costs depends on various factors, including, but not limited to, (i) the identification of synergy opportunities and (ii) the execution of the integration of our combined operations.
Additionally, during the three and nine months ended September 30, 2017, we recognized approximately $2.5 million and $4.9 million, respectively, of employee severance costs and incurred $0.1 million and

$1.2 million, respectively, of facility closure and lease termination costs related to the our pre-Merger restructuring activities. We also incurred $0.5 million and $1.3 million, respectively, of consulting costs related to the continued consolidation of our legal entities and restructuring of our contract management process to meet the requirements of upcoming accounting regulation changes and $1.2 million and $2.2 million, respectively, of other costs during the three and nine months ended September 30, 2017.
In July 2016, we entered into a transition agreement with our former Chief Executive Officer (“CEO”) related to his transition from the position of CEO effective October 1, 2016, and subsequent services to be rendered through his separation date of February 28, 2017. Payments under this agreement are expected to be made through August 2018. In addition, in September 2016, we entered into retention agreements with certain key employees coinciding with the CEO transition for retention periods of up to one year. For the three and nine months ended September 30, 2017, we recognized $0.8 million of costs associated with these retention agreements. As of September 30, 2017, all payments related to these agreements were completed.
Restructuring and other costs were $2.9 million for the three months ended September 30, 2016, consisting of CEO transition costs of $2.8 million and $0.1 million of other costs. Restructuring and other costs were $10.3 million for the nine months ended September 30, 2016, consisting of (i) employee severance costs of $7.1 million, (ii) CEO transition costs of $2.8 million, and (iii) $0.5 million of other costs related primarily to legal and consulting cost incurred for the continued consolidation of legal entities and restructuring of our contract management process in preparation of adopting further accounting pronouncements. These costs were partially offset by the net reduction in facility closure costs of $0.2 million due to the reversal of previously accrued liabilities during the second quarter of 2016 as a result of completing negotiations with respect to exiting certain facilities.

Transaction and Integration-Related Expenses

Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment banker, professional fees, and other	$32,519	$959	$51,086	$2,689
Share-based compensation expense	31,327	—	31,327	—
Debt modification and related expenses	5,255	168	5,255	168
Personnel integration and retention-related costs	12,472	—	17,644	—
Other	2,767	—	2,769	—
Total transaction and integration-related expenses	$84,340	$1,127	$108,081	$2,857
We expect to incur additional transaction and integration expenses associated with the Merger. However the timing and the estimate of the amount of these expenses depends on various factors such as, but not limited to, (i) the accounting valuation and purchase price allocation and (ii) the execution of integration activities.
Additionally, in connection with the Merger, we entered into retention agreements with certain key employees. During the three and nine months ended September 30, 2017, we recognized $10.7 million and $15.8 million, respectively, of expenses related to these retention agreements, which are reflected in the “Personnel integration and retention-related costs” line item in the table above. We expect to incur approximately $16.7 million of additional expenses which are expected to be paid in May 2018.

Asset Impairment Charges
In connection with the Merger, we announced our intentions to relaunch our operations under a new brand name in January 2018. As a result, we determined that the useful life of the intangible asset related to the INC Research trademark with a carrying value of $35.0 million was no longer indefinite as of August 1, 2017. Based on this change in circumstances, we tested the asset for impairment as an indefinite-lived intangible asset and recorded a $30.0 million impairment charge during the three months ended September 30, 2017. We also determined that the remaining useful life of this asset did not extend beyond the anticipated date of Merger-related rebranding and, as of August 1, 2017, approximated five months.
There were no asset impairment charges recorded during the three and nine months ended September 30. 2016.
Depreciation and Amortization Expense
Total depreciation and amortization expense increased to $65.4 million and $96.6 million, respectively, for the three and nine months ended September 30, 2017 from $14.8 million and $43.6 million, respectively, for the three and nine months ended September 30, 2016. These increases were primarily due to (i) an increase in amortization expense related to the assumption of intangible assets as part of the Merger and (ii) an increase in depreciation expense from our continued investment in information technology and facilities to support growth in our operational capabilities and optimization of our infrastructure.
Other (Expense) Income, Net
Other (expense) income, net was as follows (in thousands, except percentages):

	Three Months Ended
	September 30, 2017	September 30, 2016	Change
Interest income	$501	$62	$439	708.1%
Interest expense	(27,432)	(3,226)	(24,206)	(750.3)%
Loss on extinguishment of debt	(102)	(439)	337	76.8%
Other expense, net	(5,953)	(2,384)	(3,569)	(149.7)%
Total other (expense) income, net	$(32,986)	$(5,987)	$(26,999)	(451.0)%

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
Interest income	$765	$139	$626	450.4%
Interest expense	(33,818)	(9,317)	(24,501)	(263.0)%
Loss on extinguishment of debt	(102)	(439)	337	76.8%
Other expense, net	(16,164)	(10,761)	(5,403)	(50.2)%
Total other (expense) income, net	$(49,319)	$(20,378)	$(28,941)	(142.0)%
Total other (expense) income, net increased to net expense of $33.0 million for the three months ended September 30, 2017 from net expense of $6.0 million for the three months ended September 30, 2016. Total other (expense) income, net increased to net expense of $49.3 million for the nine months ended September 30, 2017 from net expense of $20.4 million for the nine months ended September 30, 2016. These increases are predominantly related to (i) an increase in interest expense as a result of our increased debt and (ii) foreign currency losses incurred due to exchange rate fluctuations related to monetary asset balances denominated in currencies other than functional currency. Strengthening of foreign currencies against the U.S. dollar may create losses in future periods to the extent that our subsidiaries who use local currency as their functional currency maintain net assets and liabilities balances not denominated in their functional currency.
Income Tax Expense
For the three and nine months ended September 30, 2017, income tax expense was $26.1 million and $30.2 million, compared to pre-tax loss of $121.9 million and $93.2 million, respectively. The effective tax rate for the three and nine months ended September 30, 2017 varied from the U.S. federal statutory income tax rate primarily due to (i) discrete tax expense related to a change in our method of accounting for undistributed foreign earnings, (ii) relative amount of income from operations earned in international jurisdictions with lower statutory income tax rates than the United States, and (iii) discrete tax adjustments related to excess tax benefits on share-based compensation. As a result of the Merger and associated debt financing, we re-evaluated and changed our assertion with respect to the majority of our previously undistributed historical foreign earnings based on cash needs in the United States. As of December 31, 2016, we had approximately $191.0 million of untaxed foreign earnings, of which $163.0 million was not considered indefinitely reinvested. In addition, as of December 31, 2016, we had approximately $90.0 million of previously taxed foreign earnings, of which $72.0 million is planned to be repatriated to the United States, as such deferred taxes related to foreign exchange losses have been recorded. We recognized a discrete tax expense of $53.0 million during the three months ended September 30, 2017 to record the deferred tax liability related to the change in this assertion. Furthermore, we intend to repatriate a significant portion of our current year foreign earnings. We recorded deferred income taxes on these earnings and included this in the calculation of our annual effective tax rate.
For the three and nine months ended September 30, 2016, we recorded income tax expense of $6.1 million and $16.0 million, respectively, compared to pre-tax income of $33.4 million and $91.2 million, respectively. The effective tax rate for the three and nine months ended September 30, 2016 was lower than the U.S. federal statutory income tax rate primarily due to reductions of income tax expense resulting from (i) relative amount of income from operations earned in international jurisdictions with lower statutory income tax rates than the United States, (ii) discrete tax adjustments related to excess tax benefits on share-based compensation of $4.6 million and $12.6 million, respectively, and (iii) discrete tax adjustments related to foreign exchange losses associated with historical foreign branch transactions of $1.5 million during the nine months ended September 30, 2016.
Net (Loss) Income
For the three months ended September 30, 2017 we incurred a net loss of $148.0 million compared to net income of $27.3 million for the three months ended September 30, 2016. For the nine months ended September 30, 2017 we incurred a net loss of $123.4 million compared to net income of $75.1 million for the nine months ended September 30, 2016.
These changes in net income (loss) were primarily due to a decrease in income from operations as a result of the Merger which resulted in increases in (i) transaction costs, (ii) depreciation and amortization expense, and (iii) asset impairment charges. Additionally, other expense, net, increased predominantly as a result of higher debt balances which increased interest expense during the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016.

Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	September 30, 2017	December 31, 2016
Balance sheet statistics:
Cash and cash equivalents (a)	$304,327	$102,471
Working capital (excluding restricted cash)	287,991	55,295
(a) As of September 30, 2017, cash and cash equivalents held by our foreign subsidiaries was $167.7 million. These cash and cash equivalent balances may be subject to foreign withholding and U.S. taxation, if repatriated.
As of September 30, 2017, we had $304.3 million of cash and cash equivalents, including $57.3 million of cash acquired as part of the Merger with InVentiv. In addition, we had $485.2 million available for borrowing under our $500.0 million revolving credit facility.
As disclosed in Note 3 - Business Combinations to the unaudited condensed consolidated financial statements, in August 2017 we completed the Merger with inVentiv. Concurrent with the completion of the Merger, we entered into the 2017 Credit Agreement for (i) a $1.0 billion Term Loan A facility that matures on August 1, 2022, (ii) a $1.6 billion Term Loan B facility that matures on August 1, 2024, and (iii) a five-year $500.0 million revolving credit facility. We used the proceeds from the 2017 Credit Agreement to, among other things, (i) repay $445.0 million of outstanding loans and obligations under our previously existing long-term credit facility, (ii) repay $1.7 billion of outstanding obligations under inVentiv’s long-term credit facility and associated accrued interest balance which was treated as Merger consideration, (iii) pay approximately $290.3 million to partially redeem obligations under the Senior Notes assumed in the Merger, which included and early redemption penalty of $20.3 million, and (iv) pay certain fees, premiums, and other transaction expenses related to the Merger.
We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations and funds available through various borrowing arrangements. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of service offerings, possible acquisitions, integration and restructuring costs, geographic expansion, working capital and other general corporate expenses. Based on the past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facility will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations and other currently anticipated liquidity requirements for at least the next 12 months.
Indebtedness
At September 30, 2017, we had approximately $3.0 billion of total principal indebtedness (including $42.0 million of capital leases), comprised of $2.6 billion in term loan debt and $405.0 million in Senior Notes, of which $2.46 billion was subject to variable interest rates. In addition, as of September 30, 2017 we had $485.2 million (net of $14.8 million in outstanding letters of credit) of available borrowings for working capital and other purposes under the Revolver.
Additionally, the lease agreement for our new corporate headquarters in Morrisville, North Carolina includes a provision which requires us to issue a letter of credit in certain amounts to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). From June 14, 2017 through June 14, 2020, if our debt rating is Ba3 or better, no letter of credit is required, or if our debt rating is B1 or lower, a letter of credit equal to 25% of the remaining minimum annual rent and estimated operating expenses (approximately $24.2 million as of September 30, 2017) is required to be issued to the landlord. This LOC would remain in effect until our debt rating increased to Ba3 and is maintained for a twelve-month period. After June 14, 2020, if our debt rating is Ba2 or better, no letter of credit is required; if our debt rating is Ba3, a letter of credit equal to 25% of the then remaining minimum annual rent and estimated operating expenses is required to be issued to the landlord

(estimated at approximately $22.0 million); or if our debt rating is B1 or lower, a letter of credit equal to 100% of the then remaining minimum annual rent and estimated operating expenses is required to be issued to the landlord (estimated at approximately $87.9 million). These letters of credit would remain in effect until our debt rating is Ba2 or better and maintained for a twelve-month period.
As of September 30, 2017 (and through the date of this filing), our debt rating was Ba3. As such, no letter of credit is currently required. Any letters of credit issued in accordance with the aforementioned requirements would be issued under our Revolver, and would reduce its available borrowing capacity by the same amount accordingly.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. Our ability to meet our cash needs through cash flows from operations will depend on the demand for our services, as well as general economic, financial, competitive and other factors, many of which are beyond our control. Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, acquisitions, investments and other general corporate requirements. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, acquisitions or investments, selling assets, restructuring or refinancing our debt, reducing the scope of our operations and growth plans, or seeking additional capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our 2017 Credit Agreement contains covenant restrictions that limit our ability to direct the use of proceeds from any disposition of assets and, as a result, we may not be allowed to use the proceeds from any such dispositions to satisfy all current debt service obligations.

Cash and Cash Equivalents
Our cash flows from operating, investing, and financing activities were as follows (in thousands, except percentages):

	Nine Months Ended
	September 30, 2017	September 30, 2016	Change
Net cash provided by operating activities	$109,746	$95,124	$14,622
Net cash used in investing activities	(1,706,979)	(16,826)	(1,690,153)
Net cash provided by (used in) financing activities	1,790,248	(56,778)	1,847,026
Cash Flows from Operating Activities
For the nine months ended September 30, 2017, our operating activities provided $109.7 million in cash, consisting of net loss of $123.4 million, adjusted for net non-cash items of $200.3 million primarily related to depreciation and amortization, share-based compensation, asset impairment charges and foreign currency adjustments. Additionally, cash provided by changes in operating assets and liabilities was $32.9 million, consisting primarily of cash inflow as a result of a decrease in billed and unbilled accounts receivable, partially offset by an increase in deferred revenue and accounts payable and accrued expenses.
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

The changes in operating assets and liabilities result primarily from the net change in billed and unbilled accounts receivable and deferred revenue, coupled with changes in accrued liabilities. Fluctuations in billed and unbilled receivables and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services and deferred revenue can vary significantly from period to period.
Cash flows from operations increased by $14.6 million during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, due to an increase in the cash inflow from working capital of $82.8 million, partially offset by the year-over-year decrease in net income of $198.6 million. The increase in cash inflow from working capital was primarily due to the change in our days sales outstanding (“DSO”) compared to the same period in the prior year. We expect our DSO will continue to be volatile from period to period and may increase over time due to an increase in milestone billing requirements.
Impact of the Merger on Cash Flows from Operating Activities
As a result of the Merger with inVentiv, our operating cash flows may be significantly negatively affected in future periods. In particular, we have incurred and continue to incur substantial expenses related to the consummation of the Merger and subsequent integration activities that we anticipate will continue for the next 12 to 18 months. For example, during the nine months ended September 30, 2017, we incurred $108.1 million in transaction expenses related to the Merger of which $76.8 million has impacted our operating cash flows in the current period or will impact operating cash flows in the future.
In addition, as a result of the Merger, our total indebtedness increased by $2.6 billion to $3.0 billion as of September 30, 2017, of which $2.46 billion is subject to variable interest rates, as compared to total indebtedness of $475.0 million as of June 30, 2017. As a result, we anticipate that our interest expense and corresponding operating cash outflows will be higher in future periods on a comparative basis. This additional expense will place further demand on and may significantly reduce our cash flows from operations in future periods. Our business may not continue to generate cash flows from operations in the future that is sufficient to service and repay our increased debt obligations.
Please refer to “Risks Related to the Merger” and “Risks Related to Our Indebtedness” sections of Item 1A “Risk Factors” included in this Quarterly Report on Form 10-Q for further information related to risks associated with the Merger that may negatively affect our cash flows from operations.
Cash Flows from Investing Activities
For the nine months ended September 30, 2017, we used $1.7 billion in cash for investing activities. In particular, as part of the Merger consideration and on behalf of inVentiv, we repaid $1.7 billion of inVentiv’s outstanding long term debt obligations and associated accrued interest. This cash outflow was partially offset by $57.3 million of cash acquired as part of the Merger. In addition, our capital expenditures related to purchases of property and equipment used $28.2 million of cash during the period.
For the full year 2017, we expect our total capital expenditures, including planned post-Merger capital expenditures of inVentiv, to be between $69.0 million and $74.0 million. This estimate also includes expenditures associated with planned consolidation of our corporate headquarters facility in Morrisville, North Carolina (and providing for future expansion at this location), as well as expenditures related to a new site in Farnborough, United Kingdom which will replace our Camberley, United Kingdom location. These moves will coincide with the near-term expiration of our existing leases. The new Morrisville, NC location will remain our corporate headquarters and the Farnborough, United Kingdom office will remain a key location following our Merger with inVentiv.
For the nine months ended September 30, 2016, we used $16.8 million in cash for investing activities for purchases of property and equipment.

Cash Flows from Financing Activities

For the nine months ended September 30, 2017, our financing activities provided $1.8 billion in cash, consisting primarily of (i) net proceeds of $2.1 billion from the issuance of long-term debt under our 2017 Credit Agreement and (ii) proceeds of $17.0 million from the exercise of stock options. These cash inflows were partially offset by (i) partial redemption of the Senior Notes assumed in the Merger and payment of the associated early redemption penalty totaling $290.3 million, and (ii) net repayments of $25.0 million under our revolving line of credit.
For the nine months ended September 30, 2016, financing activities used $56.8 million in cash, driven primarily by payments of $64.5 million related to the August 2016 stock repurchase and $5.0 million related to net repayments under our revolving line of credit. This cash outflow was partially offset by the proceeds of $14.4 million from the exercise of stock options.
Contractual Obligations and Commitments
The following table summarizes our expected material contractual obligations as of September 30, 2017 (in thousands):

	Payment Due by Period
	Total	2017 (remaining 3 months)	2018 to 2019	2020 to 2021	2022 and thereafter
Long-term debt	$3,005,000	$—	$107,000	$207,000	$2,691,000
Interest on long-term debt	732,285	30,036	235,652	225,915	240,682
Noncancellable purchase commitments	64,835	8,423	54,806	1,606	—
Operating leases	353,777	15,751	110,388	83,845	143,793
Capital leases, including interest	44,423	4,248	32,780	7,395	—
Merger retention bonuses	21,509	—	21,509	—	—
Deferred compensation plan(a)	16,422	—	—	—	—
Contingent tax sharing obligation assumed in business combinations(b)	67,347	—	—	—	—
Total	$4,305,598	$58,458	$562,135	$525,761	$3,075,475
(a) The deferred compensation plan liability is recorded in the “Other long-term liabilities” line item on the consolidated balance sheets. The obligations are payable upon retirement or termination of employment. We have established an irrevocable trust to hold assets to partially fund benefit obligations under the deferred compensation plan, but cannot reasonably estimate the amount or timing of payments, if any, which we will make related to this liability.
(b) Due to the uncertainties of our ability to realize certain pre-Merger transaction tax deductions, we are not able to estimate the timing of the assumed contingent tax sharing obligation payments.
The interest payments on long-term debt in the above table are based on interest rates in effect as of September 30, 2017. See Note 4 - Long-Term Debt Obligations to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the terms and conditions of our Credit Agreement.
On October 10, 2017, we made a voluntary prepayment of $25.0 million on the Term Loan B which will be applied against the regularly-scheduled quarterly principal payments. This voluntary prepayment is not reflected in the long-term debt balances in the above table. As a result of this prepayment, the outstanding balance under the term loan was reduced to $1.58 billion and we are not required to make a mandatory principal payment until July 31, 2019.

As of September 30, 2017, we had a recorded tax liability for uncertain tax positions of $46.6 million which has not been included in the above table due to the uncertainties in the timing of the settlement of the income tax positions.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, revenues, and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, share-based compensation, valuation of goodwill and identifiable intangibles, tax-related contingencies and valuation allowances, allowance for doubtful accounts, and litigation contingencies, among others. These estimates are based on the information available to management at the time these estimates, judgments and assumptions are made. Actual results may differ materially from these estimates. The following policies have been updated as a result of the Merger. For additional information on all of our critical accounting policies and estimates, see Part II - Item 7 - Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
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
Our arrangements are principally service contracts and historically, a majority of the net service revenue has been earned under contracts that range in duration from a few months to several years. Most of our contracts can be terminated by the customer with a 30 day notice. In the event of termination, our contracts provide that the customer pay us the fees earned through the termination date, as well as fees and expenses for winding down the project, which include both fees incurred and actual expenses, as well as non-cancellable expenditures and in some cases may include a fee to cover a portion of the remaining professional fees on the project. We do not recognize revenue with respect to contract start-up activities including contract and scope negotiation, feasibility analysis and conflict of interest review. The costs for these activities are expensed as incurred.
We recognize revenue from our service contracts either using a fee-for-service method, proportional performance method, or completed contract method. The majority of our service contracts represent a single unit of accounting. For fee-for-service contracts, we record revenue as contractual items (i.e., “units”) are delivered to the customer, or, in the event the contract is time and materials based, when labor hours are incurred. We use the proportional performance method when its fees for a service obligation are fixed pursuant to the contractual terms. Revenue is recognized as services are performed and measured on a proportional performance basis, generally using output measures specific to the services provided. We believe the best indicator of effort expended to complete its performance requirement related to its contractual obligation are the actual units delivered to the customer or the incurrence of labor hours when no other pattern of performance exists. In the event we use labor hours as the basis for determining proportional performance, we estimate the number of hours remaining to complete our service obligation. Actual hours incurred to complete the service requirement may differ from our estimate, and any differences are accounted for prospectively. Examples of output measures we use are site or investigator recruitment, patient enrollment, data management or other deliverables common to our Clinical Solutions segment.
We enter into multiple element arrangements in which we are engaged to provide multiple services under one agreement. In such arrangements, we record revenue as each separate service, or element, is delivered to the customer. Such arrangements reside predominantly within our Commercial Solutions segment where we are engaged to provide recruiting, deployment, and detailing services. These services may be sold individually or in combination with contractual fees based on fixed fees for each element, variable fees for each element, or a combination of both. For the arrangements that include multiple elements, arrangement consideration is allocated at inception to units of accounting based on the relative selling price. The best evidence of selling price of a unit of accounting is vendor-specific objective evidence (“VSOE”), which is the price we charge when the deliverable is sold separately. When VSOE is not available to determine selling price, we use relevant third-party evidence (“TPE”) of selling price, if available. When neither VSOE nor TPE of selling price exists, we use our best estimate of selling price, which generally consists of an expected margin on the cost of services.
Changes in the scope of work are common, especially under long-term contracts, and generally result in a renegotiation of future contract pricing terms and change in contract value. If the customer does not agree to contract modification, we could bear the risk of cost overruns. Renegotiated amounts are not included in net revenue until written authorization is received, the amount is earned and realization is assured.
We offer volume rebates to our large customers based on annual volume thresholds. We record an estimate of the annual volume rebate as a reduction of revenue throughout the period based on the estimated total rebate to be earned for the period.
Deferred Revenue
Deferred revenue represents receipts of payments from customers in advance of services being provided and the related revenue being earned or reimbursable expenses being incurred. As the contracted services are subsequently performed and the associated revenue is recognized, the deferred revenue balance is reduced by the amount of the revenue recognized during the period.
Under certain contracts, we are entitled to additional compensation if performance-based criteria are achieved. Because there is substantive uncertainty regarding the ability to realize such amounts at the onset of the arrangements, we do not recognize such revenues until it has met the performance-based criteria and other revenue recognition criteria described above.
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
Foreign Currency Exchange Rates
Approximately 18% of our net service revenues for the nine months ended September 30, 2017 was denominated in currencies other than the U.S. dollar. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. During nine months ended September 30, 2017, the most significant currency exchange rate exposures were the Euro, British pound, Canadian Dollar, and Japanese Yen. A hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for nine months ended September 30, 2017 by approximately $12.5 million. The impact of this could be partially offset by exchange rate fluctuation provisions stated in some of our contracts with customers designed to mitigate our exposure to fluctuations in currency exchange rates over the life of the contract. For example, during the nine months ended September 30, 2017, our revenue was reduced by $6.7 million to reflect the reduced operating costs required to fulfill the contracts as a result of the fluctuations in foreign currency exchange rates. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
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
Interest Rates
We are subject to market risk associated with changes in interest rates. At September 30, 2017, we had approximately $3.05 billion of total principal indebtedness (including capital leases), comprised of $2.6 billion in term loan debt, $405.0 million of Senior Notes, and $42.0 million of capital leases, of which $2.46 billion was subject to variable interest rates. Each quarter-point increase or decrease in the applicable interest rate at September 30, 2017 would change our interest expense by approximately $6.1 million annually.
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

Changes in Internal Controls
There were no changes, other than described below, in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously noted, we completed the Merger with inVentiv during the third quarter of 2017. Management considers this transaction to be material to our consolidated financial statements and believes that the internal controls and procedures of inVentiv have a material effect on our internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of inVentiv into our internal controls over financial reporting and extending our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under such Act to include inVentiv. We will report on our assessment of the consolidated operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations, which is the annual management report for the fiscal year ending December 31, 2018.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are party to legal proceedings incidental to our business. While our management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material effect on our unaudited condensed consolidated financial statements, litigation is subject to inherent uncertainties.
Item 1A. Risk Factors.
We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully the risks and uncertainties described below together with the other information included in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10‑Q. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects.
Risks Related to Our Business
If we do not generate a large number of new business awards, or if new business awards are delayed, terminated, reduced in scope or fail to go to contract, our business, financial condition, results of operations or cash flows may be materially adversely affected.
Our business is dependent on our ability to generate new business awards from new and existing customers and maintain existing customer contracts. Our inability to generate new business awards on a timely basis and subsequently enter into contracts for such awards could have a material adverse effect on our business, financial condition, results of operations or cash flows.
There is risk of cancelability and ease of termination in both the clinical and commercial businesses. The time between when a clinical study is awarded and when it goes to contract is typically several months, and prior to a new business award going to contract, our customers can cancel the award without notice. Once an award goes to contract, the majority of our customers can terminate the contract with little notice, in many cases 30 days’ or less. Our contracts may be delayed or terminated by our customers or reduced in scope for a variety of reasons beyond our control, including but not limited to:

•	decisions to forego or terminate a particular trial;

•	budgetary limits or changing priorities;

•	actions by regulatory authorities;

•	production problems resulting in shortages of the drug being tested;

•	failure of products being tested to satisfy safety requirements or efficacy criteria;

•	unexpected or undesired clinical results for products;

•	insufficient patient enrollment in a trial;

•	insufficient principal investigator recruitment;

•	production problems resulting in shortages of the product being tested;

•	the customers’ decision to terminate or scale back the development or commercialization of a product or to end a particular project;

•	shift of business to a competitor or internal resources; or

•	product withdrawal following market launch.
Our commercial services contracts typically have a shorter wind down than clinical contracts, and many projects are tied to a customer’s annual marketing budget, which can lead to seasonal variability in revenue. In addition, many of our biopharmaceutical selling solutions service contracts provide our customers with the opportunity to internalize the resources provided under the contract and terminate all or a portion of the services we provide under the contract. Our customers may also decide to shift their business to a competitor.
As a result, contract terminations, delays and modifications are a regular part of our business. For example, our full-service offering within our Clinical Solutions business has been, and may continue to be, negatively impacted by project delays. In addition, project delays, downsizings and cancellations, particularly within our selling solutions and communications offerings, which are part of our Commercial Solutions business, have impacted our results in the past and might impact them in the future. The loss, reduction in scope or delay of a large project or of multiple projects could have a material adverse effect on our business, results of operations and financial condition. In addition, we might not realize the full benefits of our backlog if our customers cancel, delay or reduce their commitments to us.
In the event of termination, our contracts often provide for fees for winding down the project, which include both fees incurred and actual and non-cancellable expenditures and may include a fee to cover a percentage of the remaining professional fees on the project. These fees might not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates and therefore lower operating margins. In addition, cancellation of a contract or project for the reasons noted above may result in the unwillingness or inability of our customer to satisfy their existing obligations to us such as payments of accounts receivable, which may in turn result in a material impact to our results of operations and cash flow. Historically, cancellations and delays have negatively impacted our operating results, and they might again. In addition, we might not realize the full benefits of our backlog if our customers cancel, delay or reduce their commitments to us, which may occur if, among other things, a customer decides to shift its business to a competitor or revoke our status as a preferred provider. Thus, the loss or delay of a large business award or the loss or delay of multiple awards could adversely affect our service revenues and profitability. Additionally, a change in the timing of a new business award could affect the period over which we recognize revenue and reduce our revenue in any one quarter.
Our Clinical Solutions backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog.
Our Clinical Solutions backlog consists of anticipated net service revenue awarded from contract and pre-contract commitments that are supported by written communications. Once work begins on a project, revenue is recognized over the duration of the project, provided the award has gone to contract. Projects may be canceled or delayed by the customer or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be adversely affected. In addition, if a customer terminates a contract, we typically would be entitled to receive payment for all services performed up to the termination date and subsequent customer-authorized services related to terminating the canceled project. Typically, however, we have no contractual right to the full amount of the future revenue reflected in our Clinical Solutions backlog in the event of a contract termination or subsequent changes in scope that reduce the value of the contract. The duration of the projects included in our Clinical Solutions backlog, and the related revenue recognition, typically range from a few months to several years. Our Clinical Solutions backlog might not be indicative of our future revenues, and we might not realize all the anticipated future revenue reflected in that backlog. A number of factors may affect backlog, including:

•	the size, complexity and duration of projects or strategic relationships;

•	the cancellation or delay of projects;

•	the failure of one or more business awards to go to contract; and

•	changes in the scope of work during the course of projects.

The rate at which our Clinical Solutions backlog converts to revenue may vary over time. The revenue recognition on larger, more global projects could be slower than on smaller, more regional projects for a variety of reasons, including, but not limited to, an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased time frame for obtaining the necessary regulatory approvals.
Our Clinical Solutions backlog at September 30, 2017 was $3.72 billion. Although an increase in Clinical Solutions backlog will generally result in an increase in revenues over time, an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during any particular period, or at all. The extent to which contracts in Clinical Solutions backlog will result in revenue depends on many factors, including, but not limited to, delivery against project schedules, scope changes, contract terminations and the nature, duration and complexity of the contracts, and can vary significantly over time. Subsequent to the August 2017 Merger with inVentiv, our Clinical Solutions segment represents only a portion of our overall business resulting in our reported backlog becoming less meaningful as an indicator of our future total revenues.
Furthermore, the majority of our service offerings in the Commercial Solutions segment are of short-term nature and, as a result, we do not report backlog for this segment as we believe that backlog is not a meaningful metric to evaluate future revenue or the performance of the business.
Failure to adopt the new accounting standard of recognizing revenue from contracts with customers in a timely manner could cause our business, financial condition, results of operations or cash flows to be materially adversely affected.
Effective January 1, 2018, the Company is required to adopt the FASB’s ASU No. 2014-09, Revenue from Contracts with Customers, the new comprehensive accounting standard for recognizing revenue from contracts with customers. See Note 1 - Basis of Presentation and Changes in Significant Accounting Policies to the unaudited condensed consolidated financial statements in “Part I. Item 1. Financial Statements” of this Quarterly Report for further information regarding ASU 2014-09. If the Company is unable to accurately and efficiently adopt the new standard effective on January 1, 2018, is unable to adopt the new standard for the combined company after the Merger, is unable to get its information systems and processes in place to facilitate compliance, or is unable to effectively communicate the changes in revenue recognition policy to investors, the Company may lose investor confidence, its ability to raise capital, and/or its business, financial condition, results of operations or cash flows may be materially adversely affected.
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

•	commencement, completion, execution, postponement or termination of large contracts;

•	contract terms for the recognition of revenue milestones;

•	progress of ongoing contracts and retention of customers;

•	timing of and charges associated with completion of acquisitions, integration of acquired businesses, and other events;

•	changes in the mix of services delivered, both in terms of geography and type of services;

•	potential customer disputes, penalties or other issues that may impact the revenue we are able to recognize or the collectability of our related accounts receivable; and

•	exchange rate fluctuations.

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
Our information systems are comprised of systems we have purchased or developed, legacy information systems from organizations we have acquired, including inVentiv and, increasingly, web-enabled and other integrated information systems. In using these information systems, we frequently rely on third-party vendors to provide hosting services, where our infrastructure is dependent upon the reliability of their underlying platforms, facilities and communications systems. We also utilize integrated information systems that we provide customers access to or install for our customers in conjunction with our delivery of services.
As the breadth and complexity of our information systems continue to grow, we will increasingly be exposed to the risks inherent in maintaining the stability of our legacy systems due to prior customization, attrition of employees or vendors involved in their development, and obsolescence of the underlying technology as well as risks from the increasing number and scope of external data breaches on multi-national companies. Because certain customers, clinical trials, and other long-term projects depend upon these legacy systems, we also face an increased level of embedded risk in maintaining the legacy systems and limited options to mitigate such risk. We are also exposed to risks associated with the availability of all our information systems, including:

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
The materialization of any of these risks may impede the processing of data, the delivery of databases and services, and the day-to-day management of our business and could result in the corruption, loss or unauthorized disclosure of proprietary, confidential or other data. While we have disaster recovery plans in place, they might not adequately protect us in the event of a system failure. Despite any precautions we take, damage from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins and similar events at our various computer facilities or those of our third-party vendors could result in interruptions in the flow of data to us and from us to our customers. Corruption or loss of data may result in the need to repeat a project at no cost to the customer, but at significant cost to us, the termination of a contract or damage to our reputation. Additionally, significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, and cyber-attacks such as those recently faced by other multi-national companies could adversely affect our businesses. As our business continues to expand globally, these types of risks may be further increased by instability in the geopolitical climate of certain regions, underdeveloped and less stable utilities and communications infrastructure, and other local and regional factors. Although we carry property and business interruption insurance that we believe is customary for our industry, our coverage might not be adequate to compensate us for all losses that may occur.
Unauthorized disclosure of sensitive or confidential data, whether through systems failure or employee negligence, cyber-attacks, fraud or misappropriation, could damage our reputation and cause us to lose customers. Similarly, we have been and expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we internally or externally develop for our customers, including a cyber-attack by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs, process breakdowns, denial-of-service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing. In addition, we may be susceptible to physical or computer-based attacks by terrorists or hackers due to our role in the biopharmaceutical service industry. These concerns about security are increased when information is transmitted over the Internet. Threats include cyber-attacks such as computer viruses, worms or other destructive or disruptive software, and any of these could result in a degradation or disruption of our services or damage to our properties, equipment and data. They could also compromise data security. If such attacks are not detected immediately, their effect could be compounded. To date these attacks have not had a material impact on our operations or financial results. However, successful attacks in the future could result in negative publicity, significant remediation and recovery costs, legal liability and damage to our reputation and could have a material adverse effect on our financial condition, results of operations and cash flows. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.
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
Privacy, data use and security continue to receive heightened legislative and regulatory focus in the United States, Europe and elsewhere. For example, in many jurisdictions victims must be notified in the event of a data breach and those jurisdictions that have these laws are continuing to increase the circumstances and the breadth of these notices. Our failure or the failure of our customers to comply with these laws and regulations could result in fines, sanctions, litigation, damages, cost for mitigation activities and damage to our global reputation and our brands.
Our customer or therapeutic area concentration may have a material adverse effect on our business, financial condition, results of operations or cash flows.
If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. For the three and nine months ended September 30, 2017, our top ten customers accounted for approximately 39% and 36%, respectively, of our net service revenue. Additionally, our top ten customers accounted for approximately 39% of our total backlog at September 30, 2017. During the three months ended September 30, 2017, one customer accounted for 10% of our total consolidated net service revenue. No single customer accounted for greater than 10% of our total consolidated net service revenue for the nine months ended September 30, 2017 or the three and nine months ended September 30, 2016. It is possible that an even greater portion of our revenues will be attributable to a smaller number of customers in the future, including as a result of our entering into strategic provider relationships with customers. Also, consolidation in our potential customer base results in increased competition for important market segments and fewer available customer accounts.
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
We have operations in many foreign countries, including, but not limited to, countries in the Asia-Pacific region, Europe, Latin America and the Middle East and Africa. As of September 30, 2017, approximately 46% of our workforce was located outside of the United States, and for the three and nine months ended September 30, 2017, approximately 25% and 27%, respectively, of our net service revenue was billed to locations outside the United States. Our international operations are subject to risks and uncertainties inherent in operating in these regions, including:

•
conducting a single project across multiple countries is complex, and issues in one country, such as a failure to comply with or unanticipated changes to local regulations or restrictions such as restrictions on import or export of clinical trial material or availability of clinical trial data may affect the progress of the trial in the other countries, resulting in delays or potential termination of contracts, which in turn may result in loss of revenue;

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

•
foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, or transparency reporting requirements (similar to the Physician Payments Sunshine Act in the United States), which could delay, inhibit or prohibit our ability to conduct projects in such jurisdictions;

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

•	customers in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in those jurisdictions;

•	natural disasters, pandemics or international conflict, including terrorist acts, could interrupt our services, endanger our personnel or cause project delays or loss of trial materials or results;

•	political unrest, such as the current situations in the Middle East, could delay or disrupt the ability to conduct clinical trials or other business; and

•	foreign governments may enact currency exchange controls that may limit the ability to fund our operations or significantly increase the cost of maintaining operations.
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
As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between legal entities in various international jurisdictions. Tax authorities in the United States and in international markets have the right to examine our corporate structure and how we account for intercompany fund transfers. If such authorities challenge our corporate structure, transfer pricing mechanisms or intercompany transfers and the resulting assessments are upheld, our operations may be negatively impacted and our effective tax rate may increase. Tax rates vary from country to country and if a tax authority determines that our profits in one jurisdiction should be increased, we might not be able to realize the full tax benefits in the event (i) we cannot utilize all foreign tax credits that are generated, or (ii) we do not realize a compensating offsetting adjustment in another taxing jurisdiction. The effects of either would increase our effective tax rate. Additionally, the Organization for Economic Cooperation and Development has issued certain guidelines regarding base erosion and profit shifting. As these guidelines continue to be formally adopted by separate taxing jurisdictions, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new rules. Our effective tax rate may increase or decrease depending on the current location of global operations at the time of the change. Finally, we might not always be in compliance with all applicable customs, exchange control, Value Added Tax and transfer pricing laws despite our efforts to be aware of and to comply with such laws. If these laws change we may need to adjust our operating procedures and our business could be adversely affected.
If we are unable to successfully increase our market share, our ability to grow our business and execute our growth strategies could be materially adversely affected.
A key element of our growth strategy is increasing our market share within the biopharmaceutical services market, the clinical development market and in the geographic markets in which we operate. In addition, we continue to invest in expanding new services such as our late phase offerings, along with solutions for our medical device customers. As we grow our market share within the biopharmaceutical services and clinical development markets and make investments in growing our newer service offerings, we might not have or adequately build the competencies necessary to perform our services satisfactorily or may face increased competition. If we are unable to succeed in increasing our market share or realize the benefits of our investments in our new service offerings, we may be unable to implement this element of our growth strategy, and our ability to grow our business or maintain our operating margins could be adversely affected.
Upgrading the information systems that support our operating processes and evolving the technology platform for our services pose risks to our business.
Continued efficient operation of our business requires that we implement standardized global business processes and evolve our information systems to enable this implementation, especially in the course of integrating inVentiv into our company. We have continued to undertake significant programs to optimize business processes with respect to our services. Our inability to effectively manage the implementation of new information systems or upgrades and adapt to new processes designed into these new or upgraded systems in a timely and cost-effective manner may result in disruption to our business and negatively affect our operations.
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
We contract with biopharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market and to support the commercial activity of products already in the marketplace. Our services include monitoring clinical trials, data and laboratory analysis, EDC, patient recruitment, product launch consulting, selling solutions, advertising, publications and medical communications and other related services. Such services are complex and subject to contractual requirements, regulatory standards and ethical considerations. For example, we must adhere to applicable regulatory requirements such as the Food and Drug Administration, European Medicines Agency, and current Good Clinical Practice regulations, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials and the promotion, sales and marketing of biopharmaceutical products. If we fail to perform our services in accordance with these requirements, regulatory agencies may take action against us or our customers. Such actions may include sanctions such as injunctions or failure of such regulatory authorities to grant marketing approval of products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in our studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages or fines. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could harm our reputation and cause customers not to award us future contracts or to cancel existing contracts. Any such action could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
Such consequences could arise if, among other things, the following occur:
Improper performance of our services.  The performance of our clinical development and other biopharmaceutical services is complex and time-consuming. For example, we may make mistakes in conducting a clinical trial that could negatively impact or obviate the usefulness of the trial or cause the results of the trial to be reported improperly. If the trial results are compromised, we could be subject to significant costs or liability, which could have an adverse impact on our ability to perform our services and our reputation could be harmed. For example:

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
Interactive Voice/Web Response Technology malfunction.  We develop, maintain and use third-party computer-based interactive voice/web response systems to automatically manage the randomization of patients in a given clinical trial to different treatment arms and regulate the supply of investigational drugs, all by means of interactive voice/web response systems. An error in the design, programming or validation of these systems could lead to inappropriate assignment or dosing of patients which could give rise to patient safety issues, invalidation of the trial or liability claims against us. Furthermore, negative publicity associated with such a malfunction could have an adverse effect on our business and reputation. Additionally, errors in randomization may require us to repeat the trial at no further cost to our customer, but at a substantial cost to us.
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
We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business or pursuant to governmental or regulatory enforcement activity. While we do not believe that the resolution of any currently pending lawsuits against us will, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations or cash flows, we might be wrong, and future litigation might result in substantial costs and divert management's attention and resources, which might seriously harm our business, financial condition, results of operations and cash flows. Insurance might not cover such claims, might not provide sufficient payments to cover all of the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us. In particular, any claim could result in potential liability for us if the claim is outside the scope of the indemnification agreement we have with our customers, our customers do not abide by the indemnification agreement as required or the liability exceeds the amount of any applicable indemnification limits or available insurance coverage. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could have a material adverse effect on our financial condition, results of operations, cash flows or reputation.
The operation of our early stage (Phase I and IIa) clinical facilities and the services we provide there as well as our clinical trial management, including direct interaction with clinical trial patients or volunteers, could create potential liability that may adversely affect our business, financial condition, results of operations, cash flows and reputation.
We operate facilities where early stage clinical trials are conducted, which ordinarily involve testing an investigational drug on a limited number of individuals to evaluate a product’s safety, determine a safe dosage range and identify side effects. Additionally, our business involves clinical trial management, which is one of our clinical development service offerings, and includes the testing of new drugs on human volunteers. Some of these trials involve the administration of investigational drugs to known substance abusers or volunteers and patients that are already seriously ill and are at risk for further illness or death. Failure to operate any of our early stage facilities in accordance with applicable regulations could result in that facility being shut down, which could disrupt our operations and adversely affect our business, financial condition, results of operations, cash flows and reputation.
Additionally, we face risks resulting from the administration of drugs to volunteers, including adverse events, and the professional malpractice of medical care providers, including improper administration of a drug or device. We also directly employ doctors, nurses and other trained employees who assist in implementing the testing involved in our clinical trials, such as drawing blood from healthy volunteers. Although we attempt to negotiate indemnification arrangements with our customers or vendors, we might not be able to collect under these arrangements and our exposure could exceed any contractual limits on indemnification. Any professional malpractice or negligence by such doctors, nurses, principal investigators or other employees could potentially result in liability to us in the event of personal injury to or death of a volunteer in clinical trials. This liability, particularly if it were to exceed the limits of any indemnification agreements and insurance coverage we may have, may adversely affect our business and financial condition, results of operations, cash flows and reputation.
If our insurance does not cover all of our indemnification obligations and other liabilities associated with our operations, our business, financial condition, results of operations or cash flows may be materially adversely affected.
We maintain insurance designed to provide coverage for ordinary risks associated with our operations and our ordinary indemnification obligations that we believe to be customary for our industry. The coverage provided by such insurance might not be adequate for all claims we make or may be contested by our insurance carriers. If our insurance is not adequate or available to pay all claims or exposures associated with our operations, or if we are unable to purchase adequate insurance at reasonable rates in the future, our business, financial condition, results of operations or cash flows may be materially adversely affected.
If we are unable to attract suitable principal investigators and recruit and enroll patients for clinical trials, our clinical development business might suffer.
The recruitment of principal investigators and patients for clinical trials is essential to our business. Principal investigators are typically located at hospitals, clinics or other sites and supervise the administration of the investigational drug to patients during the course of a clinical trial. Patients generally include people from the communities in which the clinical trials are conducted. Several of our competitors have purchased site networks or site management organizations as a strategy for priority access to a specific site, which could put us at a competitive disadvantage. Our clinical development business could be adversely affected if we are unable to attract suitable and willing principal investigators or recruit and enroll patients for clinical trials on a consistent basis. The expanding global nature of clinical trials increases the risk associated with attracting suitable principal investigators and patients, especially if these trials are conducted in regions where our resources or experience may be more limited. For example, if we are unable to engage principal investigators to conduct clinical trials as planned or enroll sufficient patients in clinical trials, we might need to expend additional funds to obtain access to more principal investigators and patients than planned or else be compelled to delay or modify the clinical trial plans, which may result in additional costs to us or cancellation of the trial by our customer. If realized, these risks may also inhibit our ability to attract new business, particularly in certain regions.
Our business could result in liability to us if a drug causes harm to a patient. While we are generally indemnified and insured against such risks, we may still suffer financial losses.
When we market drugs under contract for a biopharmaceutical company, we could suffer liability for harm allegedly caused by those drugs, either as a result of a lawsuit against the biopharmaceutical company to which we are joined, a lawsuit naming us or any of our subsidiaries or an action launched by a regulatory body. While we are generally indemnified by the biopharmaceutical company for the action of the drugs we market on its behalf, and we carry insurance to cover harm caused by our negligence in performing services, it is possible that we could nonetheless incur financial losses, regulatory penalties or both. In particular, any claim could result in potential liability for us if the claim is outside the scope of the indemnification agreement we have with the biopharmaceutical company, the biopharmaceutical company does not abide by the indemnification agreement as required or the liability exceeds the amount of any applicable indemnification limits or available insurance coverage. Such a result could have an adverse impact on our financial condition, results of operations and reputation. Furthermore, negative publicity associated with harm caused by drugs we helped to market could have an adverse effect on our business and reputation.
Investments in our customers’ businesses or drugs and our related commercial rights strategies could have a negative impact on our financial performance.
We may enter into arrangements with our customers or other drug companies in which we take on some of the risk of the potential success or failure of their businesses or drugs, including making strategic investments in our customers or other drug companies, providing financing to customers or other drug companies or acquiring an interest in the revenues from customers’ drugs or in entities developing a limited number of drugs. Before entering into any such arrangements, we carefully analyze and select the customers and drugs with which we are willing to structure our risk-based deals. Our financial results could be adversely affected if these investments or the underlying drugs result in losses, do not achieve the level of success that we anticipate, and/or our return or payment from the drug investment or financing is less than our direct and indirect costs with respect to these arrangements. Additionally, there is a risk that we are not awarded projects by other customers who believe we are in competition with them because of the investments, which would negatively impact future awards.
If we lose the services of key personnel or are unable to recruit experienced personnel, our business, financial condition, results of operations, cash flows or reputation could be materially adversely affected.
Our success substantially depends on the collective performance, contributions and expertise of our senior management team and other key personnel including qualified management, professional, scientific and technical operating staff, and business development personnel, particularly as we integrate inVentiv into our company. There is significant competition for qualified personnel, particularly those with higher educational degrees, in the biopharmaceutical and related services industries. In addition, the close proximity of some of our facilities to offices of our major competitors could adversely impact our ability to successfully recruit and retain key personnel. The departure of any key executive, or our inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion, might impact our ability to grow our business and compete effectively in our industry and might negatively affect our business, financial condition, results of operations, cash flows or reputation.
Foreign currency exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations and cash flows.
Approximately 17% and 18% of our net service revenues were contracted in currencies other than U.S. dollars and 28% and 31% of our direct and operating costs are incurred in countries with functional currencies other than the U.S. dollar for the three and nine months ended September 30, 2017, respectively. Our financial statements are reported in U.S. dollars and changes in foreign currency exchange rates could significantly affect our financial condition, results of operations or cash flows. Our primary exposure to fluctuations in foreign currency exchange rates is related to the following risks:

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
Unfavorable economic conditions and other adverse macroeconomic factors on global and domestic markets might result, among other matters, in tightening in the credit and capital markets, low liquidity, and volatility in fixed income, credit, currency and equity markets. Such conditions could have a negative effect on our business, financial condition, results of operations or cash flows. For example, our customers might not be able to raise money to conduct existing clinical trials, or to fund new drug development and related future clinical trials. Resource-sharing customers may also scale back commercial support for their products. In addition, economic or market disruptions could negatively impact our vendors, contractors or principal investigators which might have a negative effect on our business.
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
We develop, use and protect our proprietary methodologies, analytics, systems, technologies and other intellectual property. Existing laws of the various countries in which we provide services or solutions offer only limited protection of our intellectual property rights, and the protection in some countries may be very limited. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure agreements and other contractual arrangements, as well as copyright and trademark laws, to protect our intellectual property rights. These laws are subject to change at any time and certain agreements might not be fully enforceable, which could further restrict our ability to protect our innovations. Our intellectual property rights might not prevent competitors from independently developing services similar to or duplicative of ours or alleging infringement by us of their intellectual property rights in certain jurisdictions. The steps we take in this regard might not be adequate to prevent or deter infringement or misappropriation of our intellectual property or claims against us for alleged infringement or misappropriation by competitors, former employees or other third parties. Furthermore, we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money and oversight, and we might not be successful in enforcing our rights.
Our acquisition strategy may present additional risks.
We have historically grown our business both organically and through acquisitions, most recently and notably of inVentiv. We have and will continue to assess the need and opportunity to offer additional services through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

•	ability to identify suitable acquisition opportunities or obtain any necessary financing on commercially acceptable terms;

•
increased risk to our financial position and liquidity through changes to our capital structure and assumption of acquired liabilities, including any indebtedness incurred to finance the acquisitions and related interest expense;

•	diversion of management’s attention from normal daily operations of the business;

•	insufficient revenues to offset increased expenses associated with acquisitions;

•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare, tax and other regulations;

•	inability to achieve identified operating and financial synergies anticipated to result from an acquisition;

•	ability to integrate acquired operations, products and technologies into our business;

•	difficulties integrating acquired personnel and distinct cultures into our business; and

•	the potential loss of key employees, customers or projects.
We may also spend time and money investigating and negotiating with potential acquisition targets but not complete the merger. Any acquisition could involve other risks, including, among others, the assumption of additional liabilities and expenses, difficulties and expenses in connection with integrating the acquired companies and achieving the expected benefits, issuances of potentially dilutive securities or interest-bearing debt, loss of key employees of the acquired companies, transaction expenses, diversion of management's attention from other business concerns and, with respect to the acquisition of international companies, the inability to overcome differences in international business practices, language and customs. Our failure to successfully integrate inVentiv and potential future acquisitions could have a material adverse effect on our business, financial condition, results of operations and cash flows.
If any of these risks were to materialize, it could have a material adverse effect on our business, results of operations and financial condition.
If we are unable to successfully integrate acquisitions, our business, financial condition, results of operations and cash flows could be materially adversely affected.
We have completed a number of acquisitions in the past, most recently and notably inVentiv, and anticipate that a portion of our future growth may come from strategic or tuck-in acquisitions. The success of any acquisition will depend upon, among other things, our ability to execute against identified synergies and effectively integrate acquired personnel, operations, products and technologies into our business and to retain the key personnel and customers of our acquired businesses. In addition, we may be unable to identify suitable acquisition opportunities or obtain any necessary financing on commercially acceptable terms.
Our relationships with existing or potential customers who are in competition with each other may adversely impact the degree to which other customers or potential customers use our services, which may adversely affect our business, financial condition, results of operations or cash flows.
The biopharmaceutical industry is highly competitive, with biopharmaceutical companies each seeking to persuade payers, providers and patients that their drug therapies are better and more cost-effective than competing therapies marketed or being developed by competing firms. In addition to the adverse competitive interests that biopharmaceutical companies have with each other, biopharmaceutical companies also have adverse interests with respect to drug selection and reimbursement with other participants in the healthcare industry, including payers and providers. Biopharmaceutical companies also compete to be first to market with new drug therapies. We regularly provide services to biopharmaceutical companies who compete with each other, and we sometimes provide services to such customers regarding competing drugs in the market and in development. Our existing or future relationships, particularly broader strategic provider and commercial relationships, with our biopharmaceutical customers may therefore deter other biopharmaceutical customers from using our services or may result in our customers seeking to place limits on our ability to serve other biopharmaceutical industry participants. In addition, our further expansion into the broader healthcare market may adversely impact our relationships with biopharmaceutical customers, and such customers may elect not to use our services, reduce the scope of services that we provide to them or seek to place restrictions on our ability to serve customers in the broader healthcare market with interests that are adverse to theirs. Any loss of customers or reductions in the level of revenues from a customer could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
As of September 30, 2017, our goodwill and net intangible assets were valued at $5.66 billion, which constituted approximately 78% of our total assets. In connection with the Merger we announced our intentions to relaunch our operations under a new brand name in January 2018. As a result, in the third quarter of 2017 we determined that the useful life of our intangible asset related to the INC Research trademark with carrying value of $35.0 million was no longer indefinite and recorded a $30.0 million impairment charge with the remaining value to be amortized over the remainder of 2017.
We periodically (at least annually unless triggering events occur that cause an interim evaluation) evaluate goodwill and other acquired intangible assets for impairment. If we are not able to realize the value of goodwill and indefinite-lived intangible assets, we may be required to incur material charges relating to the impairment of those assets. As of September 30, 2017, substantially all of our goodwill was associated with six reporting units for which the fair value of those reporting units did not significantly exceed the respective carrying values as the allocation of goodwill was performed as of the Merger Date of August 1, 2017. If future cash flows are less than those forecasted and included in our fair value estimates, impairment charges may be required. The impairment analysis requires significant judgments, estimates and assumptions. There is no assurance that the actual future earnings or cash flows of the reporting units will not decline significantly from the projections used in the impairment analysis. Impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, industry, deterioration in our performance or our future projections, or changes in plans for our performance or our future projections, or changes in plans for one or more of its reporting units which could materially and adversely affect our business, financial condition, results of operations and cash flows.
We face risks arising from the restructuring of our operations, which could adversely affect our financial condition, results of operations, cash flows or business reputation.
From time to time, we have adopted cost savings initiatives to improve our operating efficiency through various means such as (i) the reduction of overcapacity, primarily in our costs of services (billable) function, (ii) elimination of non-billable support roles, and (iii) the consolidation or other realignment of our resources. In connection with the Merger, we have established a restructuring plan to eliminate redundant positions and reduce our facility footprint worldwide. We expect to continue the ongoing evaluations of our workforce and facilities infrastructure needs through 2020 in an effort to optimize our resources worldwide. Additionally, in conjunction with the Merger, we assumed certain liabilities related to employee severance and facility closure costs as a result of actions taken by inVentiv prior to the Merger. During the nine months ended September 30, 2017, we recognized approximately $3.0 million of employee severance costs related to the Merger. Additionally, during the nine months ended September 30, 2017, we recognized approximately $4.9 million of employee severance costs and incurred $1.2 million of facility closure and lease termination costs related to our pre-Merger focus on optimizing our resources worldwide.
Restructuring actions present significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flows or business reputation. Such risks include:

•	a decrease in employee morale and retention of key employees;

•	a greater number of employment claims;

•	actual or perceived disruption of service or reduction in service standards to customers;

•	the failure to preserve supplier relationships and distribution, sales and other important relationships and to resolve conflicts that may arise;

•	the failure to achieve targeted cost savings; and

•	the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur.
We operate in many different jurisdictions and we could be adversely affected by violations of the FCPA, UK Bribery Act of 2010 and/or similar worldwide anti-corruption and anti-bribery laws.
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
We depend on third parties for support services vital to our business. Such support services include, but are not limited to, IT services, laboratory services, third-party transportation and travel providers, freight forwarders and customs brokers, drug depots and distribution centers, suppliers or contract manufacturers of drugs for patients participating in clinical trials, and providers of licensing agreements, maintenance contracts or other services. In addition, we also rely on third-party CROs and other contract clinical personnel for clinical services either in regions where we have limited resources, or in cases where demand cannot be met by our internal staff. The failure of any of these third parties to adequately provide us critical support services could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation.
We might not be able to utilize certain of our net operating loss carryforwards and certain other tax attributes, which could harm our profitability.
As of September 30, 2017, we had approximately $1.0 billion of net operating loss carry forwards (“NOLs”) available to reduce U.S. federal taxable income in future years. Under Section 382 and similar provisions of the Internal Revenue Code (“the Code”), if a corporation undergoes an “ownership change”, that corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited for U.S. federal income tax purposes (or similar provisions of other jurisdictions). These limitations may be subject to certain exceptions, including if there is “net unrealized built-in gain” in the assets of the corporation undergoing the ownership change.
inVentiv had significant NOLs for U.S. federal income tax purposes, which, until they expire, generally can be carried forward to reduce taxable income in future years. In addition, certain of inVentiv’s NOLs and tax attributes are subject to existing limitations under Section 382 and similar provisions of the Code as a result of inVentiv’s prior ownership changes. The application of these provisions with respect to inVentiv’s NOLs and other tax attributes, including the determination of the amount of any “net unrealized built-in gain” in inVentiv’s assets, is complex, involving, among other things, certain factual determinations regarding value and built-in gain amounts. Accordingly, no assurance can be given that the IRS (or other taxing authority in a jurisdiction applying similar law) would not assert that the Company’s ability to utilize inVentiv’s NOLs and other tax attributes is subject to limitations that are different from the limitations as determined by the Company, or that a court would not agree with such an assertion. As of September 30, 2017, we recorded a valuation allowance of $43.0 million due to uncertainties related to our ability to utilize some of the deferred tax assets associated with state NOL carryforwards discussed above. The valuation allowance is based on the Company’s estimate of taxable income in various state jurisdictions and the period over which deferred income tax assets will be recoverable.
The benefit of the inVentiv NOLs is uncertain even without regard to the Section 382 rules. Possible tax reform could decrease the value of such NOLs if the tax rate is lowered. In addition, a portion of inVentiv’s NOLs arise from certain transaction tax deductions associated with Double Eagle’s acquisition of inVentiv on November 9, 2016. Pursuant to that acquisition, inVentiv generally has a contingent obligation to pay former shareholders of inVentiv Group Holdings the value of U.S. federal, state and local tax benefits arising from those transaction tax deductions as such benefits are realized and, consequently, the ability of the combined company to benefit from inVentiv’s NOLs will be limited to the extent of such contingent obligation.
Downgrades of our credit ratings could adversely affect us.
We can be adversely affected by downgrades of our credit ratings because ratings are a factor influencing our ability to access capital and the terms of any new indebtedness, including covenants and interest rates. Our customers and vendors may also consider our credit profile when negotiating contract terms, and if they were to change the terms on which they deal with us, it could have a material adverse effect on our business, results of operations and financial condition.
Many of our vendors have the right to declare us in default of our agreements if any such vendor, including the lessors under our vehicle fleet leases, determines that a change in our financial condition poses a substantially increased credit risk. Upon default, the lessors can repossess the vehicles and require us to compensate them for any remaining lease payments in excess of the value of the repossessed vehicles. As of September 30, 2017, we had $42.0 million in capital lease obligations, primarily related to vehicles used in our selling solutions offering in the United States. Our selling solutions offering may be negatively impacted if we lose the use of vehicles for any period of time.
Risks Related to Our Industry
The biopharmaceutical services industry is highly competitive and our business could be materially impacted if we do not compete effectively.
The biopharmaceutical services industry is highly competitive. Our business often competes with other biopharmaceutical services companies, internal discovery departments, development departments, sales and marketing departments, information technology departments and other departments within our customers, some of which could be considered large biopharmaceutical services companies in their own right with greater resources than ours. We also compete with universities, teaching hospitals, governments agencies and others. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of companies with global capabilities similar to certain of our own capabilities. Increased competition has led to price and other forms of competition, such as acceptance of less favorable contract terms, that could adversely affect our operating results. There are few barriers to entry for companies considering offering any one or more of the services we offer. Because of their size and focus, these companies might compete effectively against us, which could have a material adverse impact on our business.
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
Our future growth and success will depend on our ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical and other advantages. We also expect that competition will continue to increase as a result of consolidation among these various companies. Large technology companies with substantial resources, technical expertise and greater brand power could also decide to enter or further expand in the markets where our business operates and compete with us. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, or if a new entrant emerged with substantial resources, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of various factors, including breadth and depth of services, reputation, reliability, quality, innovation, security, price and industry expertise and experience. In addition, our ability to compete successfully may be impacted by the growing availability of health information from social media, government health information systems and other free or low-cost sources. In addition, consolidation or integration of wholesalers, retail pharmacies, health networks, payers or other healthcare stakeholders may lead any of them to provide information services directly to customers or indirectly through a designated service provider, resulting in increased competition from firms that may have lower costs to market (e.g., no data supply costs). Any of the above may result in lower demand for our services, which could result in a material adverse impact on our operating results and financial condition.

Outsourcing trends in the biopharmaceutical industry and changes in aggregate spending and research and development budgets could adversely affect our operating results and growth rate.
Our revenues depend on the level of R&D and commercialization expenditures, size of the drug-development pipelines and outsourcing trends of the biopharmaceutical industry, including the amount of such R&D spend that is outsourced and subject to competitive bidding amongst us and our competitors. Accordingly, economic factors and industry trends that affect biopharmaceutical companies affect our business.
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
In addition, if the biopharmaceutical industry reduces its outsourcing of clinical trials or commercialization services or such outsourcing fails to grow at projected rates, our business, financial condition, results of operations and cash flows could be materially and adversely affected. We may also be negatively impacted by consolidation and other factors in the biopharmaceutical industry, which may slow decision making by our customers, result in the delay or cancellation of existing projects, cause reductions in overall R&D expenditures, or lead to increased pricing pressures. Further, in the event that one of our customers combines with a company that is using the services of one of our competitors, the combined company could decide to use the services of that competitor or another provider. All of these events could adversely affect our business, financial condition, cash flows or results of operations.
Actions by government regulators or customers to limit a prescription’s scope or withdraw an approved product from the market could adversely affect our business, results of operations and financial condition.
Government regulators have the authority, after approving a biopharmaceutical product, to limit its scope of prescription or withdraw it from the market completely based on safety concerns. Similarly, customers may act to voluntarily limit the scope of prescription of biopharmaceutical products or withdraw them from the market. Actions by payors to limit a product on a formulary list can influence customer decisions to withdraw or limit market support for a product. In the past, we have provided services with respect to products that have been limited and/or withdrawn. If we are providing services to customers for products that are limited or withdrawn, we may be required to narrow the scope of or terminate our services with respect to such products, which would prevent us from earning the full amount of revenues anticipated under the related contracts with negative impacts to our business, results of operations and financial condition.
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
Numerous government bodies are considering or have adopted healthcare reforms and may undertake, or are in the process of undertaking, efforts to control healthcare costs through legislation, regulation and agreements with healthcare providers and biopharmaceutical companies, including many of our customers. As governmental administrations change and reforms take place, we are unable to predict what legislative proposals, if any, will be adopted in the future. If regulatory cost-containment efforts limit the profitability of new drugs by, for example, continuing to place downward pressure on pharmaceutical pricing and/or increasing regulatory burdens and operating costs of the biopharmaceutical industry, our customers may reduce their commercialization and R&D spending, which could reduce the business they outsource to us. In addition, if regulatory requirements are relaxed or simplified drug approval procedures are adopted, the demand for our services could decrease.
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
In the EU personal data includes any information that relates to an identified or identifiable natural person, with health information carrying additional obligations, including obtaining the explicit consent from the individual for collection, use or disclosure of the information. In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU. The United States, the EU and its member states, and other countries where we have operations, such as Japan, China, South Korea, Malaysia, the Philippines, Russia, and Singapore, continue to issue new privacy and data protection laws, rules and regulations that relate to personal data and health information. Failure to comply with certain certification/registration and annual re-certification/registration provisions associated with these data protection and privacy laws, rules and regulations in various jurisdictions, or to resolve any serious privacy or security complaints, could subject us to regulatory sanctions, delays in clinical trials, criminal prosecution or civil liability. Federal, state and foreign governments may propose or have adopted additional legislation governing the collection, possession, use or dissemination of personal data, such as personal health information, and personal financial data as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement new security measures and processes or may bring within the legislation or regulation pseudonymized or de-identified health or other personal data, each of which may require substantial expenditures or limit our ability to offer some of our services. Additionally, if we violate applicable laws, rules or regulations relating to the collection, use, privacy or security of personal data, we could be subject to civil liability or criminal prosecution, be forced to alter our business practices and suffer reputational harm. The European General Data Protection Regulation ("GDPR") will go into effect in May 2018, replacing the existing EU data protection framework. The GDPR contains new provisions specifically directed at the processing of health information, rights of data subjects, higher sanctions and extra-territoriality measures intended to bring non-EU companies under the regulation.
Our customers face intense competition from lower cost generic products and other competing products, which may lower the amount that they spend on our services and could have a material adverse effect on our business, results of operations and financial condition.
Our customers face increasing competition from competing products and, in particular, from lower cost generic products, which in turn may affect their ability to pursue clinical development and commercialization activities. In the United States, the European Union (“EU”) and Japan, political pressure to reduce spending on prescription products has led to legislation and other measures which encourage the use of generic products. In addition, proposals emerge from time to time in the United States and other countries for legislation to further encourage the early and rapid approval of generic products. Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing our customers’ sales of that product and their overall profitability. Availability of generic substitutes for our customers’ products or other competing products may cause them to lose market share and, as a result, may adversely affect their results of operations and cash flow, which in turn may mean that they would not have adequate capital to purchase our services. If competition from generic or other products impacts our customers’ finances such that they decide to curtail our services, our net revenues may decline and this could have a material adverse effect on our business, results of operations and financial condition.
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

Risks Related to Our Indebtedness
Our substantial debt could adversely affect our financial condition and cash flows from operations.
On August 1, 2017, we entered into a credit agreement (the “2017 Credit Agreement”) and used the proceeds to (i) repay the Company’s and inVentiv’s pre-Merger term loans, (ii) partially redeem inVentiv’s Senior Notes, and (iii) pay certain fees and expenses related to the Merger. As of September 30, 2017, our total principal amount of indebtedness was $3.0 billion, which was comprised of a (i) $1.0 billion Term Loan A facility, (ii) $1.6 billion Term Loan B facility, and (iii) $405.0 million of Senior Notes. Our substantial indebtedness could adversely affect our financial condition and cash flows from operations and thus make it more difficult for us to satisfy our obligations with respect to our senior secured facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We might not be able to influence any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:

•	increase our vulnerability to adverse general economic, industry or competitive developments;

•
require us to dedicate a more substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, and other general corporate purposes;

•	limit our ability to make required payments under our existing contractual commitments, including our existing long-term indebtedness;

•	limit our ability to fund a change of control offer;

•	require us to sell certain assets;

•	restrict us from making strategic investments, including acquisitions or causing us to make non-strategic divestitures;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that have less debt;

•	cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;

•	increase our exposure to rising interest rates because a substantial portion of our borrowings is at variable interest rates; and

•	limit our ability to borrow additional funds or to borrow on terms that are satisfactory to us.
Despite our level of indebtedness, we are able to incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks to our financial condition.
We may be able to incur additional indebtedness in the future. Although covenants under our Credit Agreement limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent we incur additional indebtedness, the risks associated with our leverage described above, including our possible inability to service our debt obligations, would increase.
Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control.
Our ability to make payments on and refinance our debt, make strategic acquisitions, and fund capital expenditures depends on our ability to generate cash flow in the future. To some extent, our ability to generate future cash flow is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that:

•	our business will generate sufficient cash flow from operations;

•	we will continue to realize the cost savings, revenue growth and operating improvements that resulted from the execution of our long-term strategic plan; or

•	future sources of funding will be available to us in amounts sufficient to enable us to fund our liquidity needs.
We also may experience difficulties repatriating cash from foreign subsidiaries and accounts due to law, regulation or contracts which could further constrain our liquidity. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, marketing efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our debt or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable or favorable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Any inability to generate sufficient cash flow or refinance our debt on favorable terms could have a material adverse effect on our financial condition. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could increase.
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
Because we have substantial variable rate debt, fluctuations in interest rates may affect our business, financial condition, results of operations or cash flows. We currently utilize interest rate swaps to limit our exposure to interest rate fluctuations; however, such instruments may not be effective. As of September 30, 2017 we had approximately $3.0 billion of total principal indebtedness, comprised of $2.6 billion of term loan debt and $405.0 million of Senior Notes, of which $2.5 billion was not covered by an interest rate swap or subject to a fixed rate of interest and therefore subject to variable interest rates.
Risks Related to Ownership of Our Common Stock
Our stock price is subject to volatility, which could have a material adverse impact on investors and employee retention.
Since our initial public offering in November 2014 (the "IPO"), the price of our stock, as reported by NASDAQ, has ranged from a low of $19.61 on November 7, 2014 to a high of $61.10 on June 19, 2017. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could affect stock price in ways that may be unrelated to our operating performance. The trading price of our stock is subject to significant price fluctuations in response to many factors, including:

•	market conditions or trends in our industry, including with respect to the regulatory environment, or the economy as a whole;

•
fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors, especially as we integrate inVentiv into our company;

•	future performance guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•
changes in financial estimates or ratings by any securities analysts who follow our stock, our failure to meet those estimates or the failure of those analysts to initiate or maintain coverage of our stock;

•	changes in key personnel;

•	entry into new markets;

•	announcements by us or our competitors of new service offerings or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•	actions by competitors;

•	changes in operating performance and market valuations of other companies in the industry;

•	investors' perceptions of our prospects and the prospects of the industry;

•	investors' perceptions of the investment opportunity associated with our stock relative to other investment alternatives;

•	the public's reaction to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	announcements related to litigation;

•	changes in the credit ratings of our debt;

•	the sustainability of an active trading market for our stock;

•	future sales of our stock by our significant shareholders, officers and directors; and

•
other events or factors, including those resulting from system failures and disruptions, cyber-attacks, earthquakes, hurricanes, war, acts of terrorism, other natural disasters or responses to these events.

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
We do not anticipate that we will pay any dividends to holders of our stock for the foreseeable future. Any payment of cash dividends will be at the discretion of the Board and will depend on our financial condition, capital requirements, legal requirements, earnings and other factors. Our ability to pay dividends is restricted by the terms of our Credit Agreement and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment. For additional information on our dividend policy, see Part II, Item 5 "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Future sales of our stock in the public market could cause the market price of our stock to decrease significantly.
As of September 30, 2017, we had 104,219,471 outstanding shares of Class A common stock. In addition, we had 3,683,480 shares of outstanding options and restricted stock units that, if exercised or sold, would result in these additional shares becoming available for sale subject, in some cases, to Rule 144 and Rule 701 under the Securities Act. The inVentiv private equity sponsors together own approximately 46% of our outstanding shares and have contractual rights to cause us to register resales of those shares starting in February 2018.
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
The inVentiv Sponsors have significant influence over our company, and their interests may be different from or conflict with those of our other shareholders.
The inVentiv Sponsors (the “Sponsors”) collectively beneficially own approximately 46% of our outstanding common stock. As a consequence, the Sponsors continue to be able to exert a significant degree of influence over our management and affairs and matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. Additionally, each of the Sponsors is party to a stockholders agreement with us (the "Stockholders Agreements"). The Stockholders Agreements, among other things, requires such shareholders to vote in favor of certain nominees to our Board. The interests of the Sponsors might not always coincide with our interests or the interests of our other shareholders. For instance, this concentration of ownership and/or the restrictions imposed by the Stockholders Agreements may have the effect of delaying or preventing a change in control of us otherwise favored by our other shareholders and could depress our stock price.
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
Provisions of our certificate of incorporation and our amended and restated bylaws contain provisions that delay, defer or discourage transactions involving an actual or potential change in control of us or change in our management that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our stock, thereby depressing the market price of our stock. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of the Board. Because the Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. Among others, these provisions include (i) our ability to issue preferred stock without shareholder approval, (ii) the requirement that our shareholders may not act without a meeting, (iii) requirements for advance notification of shareholder nominations and proposals contained in our bylaws, (iv) the absence of cumulative voting for our directors, (v) requirements for shareholder approval of certain business combinations and (vi) the limitations on director nominations contained in our Stockholders Agreement.
Additionally, Section 203 of the Delaware General Corporation Law (the "DGCL") prohibits a publicly held Delaware corporation from engaging in a business combination with an interested shareholder, generally a person which together with its affiliates owns, or within the last three years has owned, 15% of our voting stock, for a period of three years after the date of the Merger in which the person became an interested shareholder, unless the business combination is approved in a prescribed manner. The existence of the foregoing provision could also limit the price that investors might be willing to pay in the future for shares of our stock, thereby depressing the market price of our stock.
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
As a private company, inVentiv was not subject to the requirements of Section 404 of Sarbanes-Oxley. Now that the Merger has been completed, we must devote significant management time and other resources to ensure that the combined company complies with the requirements of Section 404, and there can be no assurance that it will.
Further, material weaknesses or significant deficiencies in our internal control over financial reporting may exist or otherwise be discovered in the future. If we fail to maintain an effective internal control environment, such failure could limit our ability to report our financial results accurately and timely, resulting in misstatements and/or restatements of our consolidated financial statements, which may cause investors to lose confidence and have a material adverse effect on our stock price, reputation, business, financial condition, results of operations and cash flows
We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet our obligations and pay any dividends.
We have no direct operations and no significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our stock. Legal and contractual restrictions in our 2017 Credit Agreement and other agreements which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations and cash flows.
Risks Relating to the Merger
We may be unable to fully realize the competitive and operating synergies that are projected to be achieved through the combination of INC Research’s and inVentiv Health’s offerings.
The success of the Merger will depend on, among other things, our ability to combine the business of INC Research with the business of inVentiv Health and to achieve operating synergies. If we are not able to successfully achieve this objective, the anticipated benefits of the Merger might not be realized fully, or at all, or may take longer to realize than expected. The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	challenges in attracting, retaining and replacing key personnel;

•	challenges in creating new culture for the combined company and maintaining employee morale throughout the post-Merger period of integration and combining the operations of the two companies;

•	difficulties in managing the expanded operations of a significantly larger and more complex company; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the Merger.
For example, both INC Research and inVentiv Health incurred substantial expenses in connection with consummation of the Merger and combining the businesses, operations, networks, systems, technologies, policies and procedures of the two companies. Many of the expenses incurred, by their nature, are difficult to estimate accurately at the present time and as result may exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the Merger Date.
It is possible that the integration process or other factors could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies. These transition matters could have an adverse effect on us for an undetermined amount of time after the Merger Date. In addition, events outside of our control, including changes in regulations and laws, as well as economic trends, could adversely affect our ability to realize the expected benefits from the Merger.
We may fail to realize all of the anticipated benefits of the Merger or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the two businesses.
Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to integrate the two businesses. The combination of two independent businesses is a complex, costly and time-consuming process. As a result, we are required to devote significant management attention and resources to integrating their business practices and operations. The integration process may disrupt the businesses and, if implemented ineffectively, would restrict the realization of the full-expected benefits. The failure to meet the challenges involved in integrating the two businesses and to realize the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.
In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. Further, we may not have identified a significant risk within the inVentiv business that existed at the time of the Merger or that may develop in the future as a result of past practice of inVentiv. These unidentified risks may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of the companies’ businesses;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	difficulties in integrating employees from the two companies;

•	current and prospective employees may experience uncertainty regarding their future roles with our company, which might adversely affect our ability to retain, recruit and motivate key employees;

•	lost customers and customer awards as a result of customers deciding not to do business with the combined company;

•	difficulties in managing supplier relationships of both companies and resolving potential conflicts consolidation issues that may arise;

•
difficulties in systems integration, particularly information technology and finance systems, and conforming standards, controls, procedures and policies, business cultures and compensation structures between the entities;

•	integrating and documenting processes and controls in conformance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which were not applicable to inVentiv prior to the Merger; and

•	potential unknown liabilities and unforeseen increased expenses and delays associated with the Merger.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the businesses of INC Research and inVentiv Health are integrated successfully, the full benefits of the Merger might not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits might not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration of the businesses of INC Research and inVentiv Health. All of these factors could negatively impact our earnings per share, decrease or delay the expected accretive effect of the Merger and negatively impact the price of our shares. As a result, there is no assurance that the combination of INC Research and inVentiv Health will result in the realization of the full benefits anticipated.
Our future results of will suffer if we do not effectively manage its expanded operations following the completion of the Merger.
Following the completion of the Merger, the size of our business increased significantly beyond the former size of either INC Research’s or inVentiv Health’s businesses on a standalone basis. Our Company has no prior experience integrating a business of the size and scale of inVentiv Health. Our future success depends, in part, upon our ability to manage this expanded business, which poses substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. If we are unsuccessful in managing our integrated operations, or if we do not realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger, our operations and financial condition could be adversely affected and we might not be able to take advantage of business development opportunities.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
On July 26, 2016, the Company’s board of directors approved a $150.0 million repurchase program for shares of the Company’s common stock in open market transactions effected through a broker-dealer at prevailing market prices, in block trades, or in privately negotiated transactions. The program commenced on August 1, 2016 and was scheduled to end no later than December 31, 2017. On July 23, 2017, the Company’s board of directors terminated the repurchase program. During the period from July 1, 2017 through July 23, 2017, there were no repurchases under the stock repurchase program.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated May 10, 2017, between INC Research Holdings, Inc. and Double Eagle Parent, Inc.	8-K	001-36730	2.1	May 10, 2017
3.1	Certificate of Incorporation of INC Research Holdings, Inc.	8-K	001-36730	3.1	August 1, 2017
3.2	Amended and Restated Bylaws of INC Research Holdings, Inc.	8-K	001-36730	3.2	August 1, 2017
10.1	Credit Agreement, dated as of August 1, 2017, among INC Research Holdings, Inc., the lenders party thereto, Credit Suisse AG, as Administrative Agent, and each of the other parties party thereto.	8-K	001-36730	10.1	August 1, 2017
10.2	Letter Agreement, dated May 10, 2017, by and among INC Research Holdings, Inc., inVentiv Health, Inc. and Michael A. Bell (incorporated by reference to Exhibit 10.5 of INC Research’s Current Report on Form 8-K, filed on May 10, 2017).	8-K	001-36730	10.5	August 1, 2017
10.3	Second Supplemental Indenture, dated as of August 7, 2017, by and among the Company, as issuer, INC Research, LLC, Kendle Americas Investment Inc., and Kendle Americas Management Inc., as guaranteeing subsidiaries, inVentiv Health, Inc. and inVentiv Health Clinical, Inc., as co-issuers, the existing guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	001-36730	10.1	August 9, 2017
10.4	Indenture, dated as of October 14, 2016, by and between Double Eagle Acquisition Sub, Inc., as issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	001-36730	10.2	August 9, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
* The Merger Agreement and the description thereof included herein have been included to provide investors and stockholders with information regarding the terms of the agreement. They are not intended to provide any other factual information about the Company or inVentiv or their respective subsidiaries or affiliates or stockholders. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk among the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company or inVentiv. Accordingly, investors should read the representations and warranties in the Merger Agreement not in isolation but only in conjunction with the other information about the Company or inVentiv and their respective subsidiaries that the respective companies include in reports, statements and other filings they make with the United States Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on November 9, 2017.

INC RESEARCH HOLDINGS INC.

Date: November 9, 2017	/s/ Gregory S. Rush
Gregory S. Rush
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated May 10, 2017, between INC Research Holdings, Inc. and Double Eagle Parent, Inc.	8-K	001-36730	2.1	May 10, 2017
3.1	Certificate of Incorporation of INC Research Holdings, Inc.	8-K	001-36730	3.1	August 1, 2017
3.2	Amended and Restated Bylaws of INC Research Holdings, Inc.	8-K	001-36730	3.2	August 1, 2017
10.1	Credit Agreement, dated as of August 1, 2017, among INC Research Holdings, Inc., the lenders party thereto, Credit Suisse AG, as Administrative Agent, and each of the other parties party thereto.	8-K	001-36730	10.1	August 1, 2017
10.2	Letter Agreement, dated May 10, 2017, by and among INC Research Holdings, Inc., inVentiv Health, Inc. and Michael A. Bell (incorporated by reference to Exhibit 10.5 of INC Research’s Current Report on Form 8-K, filed on May 10, 2017).	8-K	001-36730	10.5	August 1, 2017
10.3	Second Supplemental Indenture, dated as of August 7, 2017, by and among the Company, as issuer, INC Research, LLC, Kendle Americas Investment Inc., and Kendle Americas Management Inc., as guaranteeing subsidiaries, inVentiv Health, Inc. and inVentiv Health Clinical, Inc., as co-issuers, the existing guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	001-36730	10.1	August 9, 2017
10.4	Indenture, dated as of October 14, 2016, by and between Double Eagle Acquisition Sub, Inc., as issuer, the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	001-36730	10.2	August 9, 2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
* The Merger Agreement and the description thereof included herein have been included to provide investors and stockholders with information regarding the terms of the agreement. They are not intended to provide any other factual information about the Company or inVentiv or their respective subsidiaries or affiliates or stockholders. The representations, warranties and covenants contained in the Merger Agreement were made only for purposes of the Merger Agreement as of the specific dates therein, were solely for the benefit of the parties to the Merger Agreement, may be subject to limitations agreed upon by the contracting parties, including being qualified by confidential disclosures made for the purposes of allocating contractual risk among the parties to the Merger Agreement instead of establishing these matters as facts, and may be subject to standards of materiality applicable to the contracting parties that differ from those applicable to investors. Investors should not rely on the representations, warranties and covenants or any descriptions thereof as characterizations of the actual state of facts or condition of the parties thereto or any of their respective subsidiaries or affiliates. Moreover, information concerning the subject matter of representations and warranties may change after the date of the Merger Agreement, which subsequent information may or may not be fully reflected in public disclosures by the Company or inVentiv. Accordingly, investors should read the representations and warranties in the Merger Agreement not in isolation but only in conjunction with the other information about the Company or inVentiv and their respective subsidiaries that the respective companies include in reports, statements and other filings they make with the United States Securities and Exchange Commission.