Form 10-Q
period 2018-03-31
Syneos Health, Inc.
filed 2018-05-09
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2018, there were approximately 102,781,233 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except per share data)
Service revenue	$1,057,196	$252,078
Reimbursable out-of-pocket expenses	—	129,840
Total revenue	1,057,196	381,918

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	532,057	154,835
Reimbursable out-of-pocket expenses	308,766	129,840
Selling, general, and administrative	99,259	44,934
Restructuring and other costs	13,707	1,927
Transaction and integration-related expenses	25,211	2
Depreciation	18,028	6,164
Amortization	49,993	9,464
Total operating expenses	1,047,021	347,166
Income from operations	10,175	34,752

Other (expense) income, net:
Interest income	839	112
Interest expense	(31,736)	(3,100)
Loss on extinguishment of debt	(248)	—
Other expense, net	(12,554)	(3,457)
Total other expense, net	(43,699)	(6,445)
(Loss) income before provision for income taxes	(33,524)	28,307
Income tax benefit (expense)	8,972	(7,120)
Net (loss) income	$(24,552)	$21,187

(Loss) earnings per share:
Basic	$(0.24)	$0.39
Diluted	$(0.24)	$0.38
Weighted average common shares outstanding:
Basic	104,449	54,015
Diluted	104,449	55,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net (loss) income	$(24,552)	$21,187
Unrealized gain on derivative instruments, net of income tax (expense) of $0 and $(87), respectively	434	150
Foreign currency translation adjustments, net of income tax (expense) of $(2,868) and $0, respectively	33,923	4,846
Comprehensive income	$9,805	$26,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$186,719	$321,262
Restricted cash	2,236	714
Accounts receivable billed, net	600,796	642,985
Accounts receivable unbilled	392,536	373,003
Contract assets	111,934	—
Prepaid expenses and other current assets	94,291	84,215
Total current assets	1,388,512	1,422,179
Property and equipment, net	173,051	180,412
Goodwill	4,306,244	4,292,571
Intangible assets, net	1,241,709	1,286,050
Deferred income tax assets	27,709	20,159
Other long-term assets	104,679	84,496
Total assets	$7,241,904	$7,285,867

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,500	$58,575
Accrued liabilities	518,383	500,303
Contract liabilities	643,338	559,270
Current portion of capital lease obligations	15,889	16,414
Current portion of long-term debt	31,250	25,000
Total current liabilities	1,278,360	1,159,562
Capital lease obligations, non-current	15,607	20,376
Long-term debt, non-current	2,908,366	2,945,934
Deferred income tax liabilities	22,265	37,807
Other long-term liabilities	110,047	99,609
Total liabilities	4,334,645	4,263,288

Commitments and contingencies (Note 15)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value; 600,000,000 shares authorized, 103,803,581 and 104,435,501 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,038	1,044
Additional paid-in capital	3,394,586	3,414,389
Accumulated other comprehensive income (loss), net of tax	15,822	(22,385)
Accumulated deficit	(504,187)	(370,469)
Total shareholders' equity	2,907,259	3,022,579
Total liabilities and shareholders' equity	$7,241,904	$7,285,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(24,552)	$21,187
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	68,021	15,628
Amortization of capitalized loan fees and original issue discount, net of Senior Notes premium	(34)	201
Share-based compensation	7,879	5,819
Provision for (recovery of) doubtful accounts	171	(7)
Provision for deferred income taxes	(10,735)	87
Foreign currency transaction losses	6,364	2,707
Fair value adjustment of contingent tax-sharing obligation	1,194	—
Loss on extinguishment of debt	248	—
Other non-cash items	1,796	364
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable, unbilled services, and advanced billings	(90,617)	47,496
Accounts payable and accrued expenses	(14,241)	(20,457)
Other assets and liabilities	7,521	2,674
Net cash (used in) provided by operating activities	(46,985)	75,699
Cash flows from investing activities:
Purchases of property and equipment	(21,286)	(10,571)
Net cash used in investing activities	(21,286)	(10,571)
Cash flows from financing activities:
Repayments of long-term debt	(31,250)	—
Proceeds from revolving line of credit	—	15,000
Repayments of revolving line of credit	—	(25,000)
Payments of capital leases	(4,479)	—
Payments for repurchase of common stock	(37,493)	—
Proceeds from exercise of stock options	5,668	5,153
Payments related to tax withholding for share-based compensation	(2,323)	(1,173)
Net cash used in financing activities	(69,877)	(6,020)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5,127	2,854
Net change in cash, cash equivalents, and restricted cash	(133,021)	61,962
Cash, cash equivalents, and restricted cash - beginning of period	321,976	103,078
Cash, cash equivalents, and restricted cash - end of period	$188,955	$165,040

Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment included in liabilities	$5,494	$1,757
Vehicles acquired through capital lease agreements	$1,184	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
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
Merger
On August 1, 2017, the Company completed the merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc. Upon closing, inVentiv was merged with and into the Company, with the Company continuing as the surviving corporation. Beginning August 1, 2017, inVentiv’s results of operations are included in the accompanying unaudited condensed consolidated financial statements. For additional information related to the Merger, see “Note 3 - Business Combinations.”
Unaudited Interim Financial Information
The Company prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information. The significant accounting policies followed by the Company for interim financial reporting are consistent with the accounting policies followed for annual financial reporting.
The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018 or any other future period. The unaudited condensed consolidated balance sheet at December 31, 2017 is derived from the amounts in the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers. The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three months ended March 31, 2018 reflect the application of ASC 606, while the reported results for the three months ended March 31, 2017 were prepared under ASC 605, Revenue Recognition (“ASC 605”). For additional information related to the impact of adopting this standard, see “Note 10 - Revenue from Contracts with Customers.”

Statement of Cash Flows - Restricted Cash. Effective January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to the Company’s unaudited condensed consolidated statements of cash flows. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets at March 31, 2018 and December 31, 2017, that sum to the total of such amounts in the consolidated statements of cash flows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$186,719	$321,262
Restricted cash	2,236	714
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$188,955	$321,976
Comprehensive Income - Reclassifications of Certain Tax Effects. Effective January 1, 2018, the Company elected to early adopt ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under the updated accounting guidance, the Company is allowed to reclassify the stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate resulting from the Tax Cuts and Jobs Act (“Tax Act”) is recorded. Upon adoption, the Company recorded an increase to other comprehensive income of $3.9 million and a reduction in retained earnings of $3.9 million. There was no impact on prior periods.
Recently Issued Accounting Standards Not Yet Adopted
Leases. In February 2016, the Financial Accounting Standards board (“FASB”) issued ASU No. 2016-02, Leases. ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet, including leases that were previously classified as operating leases. The ASU also requires additional disclosures about leasing arrangements related to the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments is permitted and the new guidance will be applied using a modified retrospective approach. The Company plans to adopt the standard on January 1, 2019 and is currently assessing the potential impact of this standard on its consolidated financial statements.
2. Financial Statement Details
Cash and Cash Equivalents
Certain of the Company’s subsidiaries participate in a notional cash pooling arrangement to manage global liquidity requirements. The parties to the arrangement combine their cash balances in pooling accounts with the ability to offset bank overdrafts of one subsidiary against positive cash account balances maintained in another subsidiary’s bank account at the same financial institution. The net cash balance related to this pooling arrangement is included in the “Cash and cash equivalents” line item in the unaudited condensed consolidated balance sheet. The Company’s net cash pool position consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Gross cash position	$145,210	$195,376
Less: cash borrowings	(128,578)	(88,226)
Net cash position	$16,632	$107,150

Billed Accounts Receivable, Net
Billed accounts receivable, net consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Accounts receivable billed	$610,333	$652,061
Allowance for doubtful accounts	(9,537)	(9,076)
Accounts receivable billed, net	$600,796	$642,985
In May 2017, the Company entered into an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash. Under the terms of the agreement, the Company retains no rights or interest and has no obligations with respect to the sold accounts receivable. The Company accounts for sales of trade accounts receivable under this agreement as true sales, and trade accounts receivable balances that are sold are derecognized from the consolidated balance sheets. The cash proceeds received are reflected as cash provided by operating activities on the Company’s consolidated statements of cash flows. For the three months ended March 31, 2018, the Company factored $45.4 million of trade accounts receivable on a non-recourse basis and received $45.2 million in cash proceeds from the sale. The fees associated with this transaction were immaterial. The Company did not sell any trade accounts receivables under this agreement during the year ended December 31, 2017.

Goodwill
Changes in the carrying amount of goodwill by segment for the three months ended March 31, 2018 were as follows (in thousands):

	Total	Clinical Solutions	Commercial Solutions
Balance at December 31, 2017:
Gross carrying amount	$4,308,737	$2,808,975	$1,499,762
Accumulated impairment losses (a)	(16,166)	(8,142)	(8,024)
Goodwill net of accumulated impairment losses	4,292,571	2,800,833	1,491,738
2018 Activity:
Business combinations (b)	(4,214)	(2,529)	(1,685)
Impact of foreign currency translation	17,887	11,927	5,960
Balance at March 31, 2018:
Gross carrying amount	4,322,410	2,818,373	1,504,037
Accumulated impairment losses (a)	(16,166)	(8,142)	(8,024)
Goodwill net of accumulated impairment losses	$4,306,244	$2,810,231	$1,496,013
(a) Accumulated impairment losses associated with the Clinical Solutions segment were recorded in fiscal periods prior to 2018 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. Accumulated impairment losses associated with the Commercial Solutions segment were recorded in fiscal periods prior to 2018 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the three months ended March 31, 2018.
(b) Amount represents measurement period adjustments to goodwill recognized in connection with the Merger. Goodwill associated with the Merger is not deductible for income tax purposes. See “Note 3 - Business Combinations” for further information.

Accumulated Other Comprehensive Income (Loss), Net of Tax
Accumulated other comprehensive income (loss), net of tax, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Foreign currency translation adjustments, net of tax	$14,003	$(23,514)
Unrealized gains on derivative instruments, net of tax	1,819	1,129
Accumulated other comprehensive income (loss), net of tax	$15,822	$(22,385)
Changes in accumulated other comprehensive income (loss), net of tax for the three months ended March 31, 2018 were as follows (in thousands):

	Unrealized gain on derivative instruments, net of tax	Foreign currency translation adjustments, net of tax	Total
Balance at December 31, 2017	$1,129	$(23,514)	$(22,385)
Reclassification of income tax benefit due to adoption of ASU 2018-02	256	3,594	3,850
Balance at January 1, 2018	1,385	(19,920)	(18,535)
Other comprehensive gain before reclassifications	711	33,923	34,634
Amount of gain reclassified from accumulated other comprehensive income (loss) into the statements of operations	(277)	—	(277)
Net current period other comprehensive gain, net of tax	434	33,923	34,357
Balance at March 31, 2018	$1,819	$14,003	$15,822
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
The tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2018 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$36,791	$(2,868)	$33,923
Unrealized gain on derivative instruments:
Unrealized gains arising during period	711	—	711
Reclassification adjustment of realized gains to net income	(277)	—	(277)
Net unrealized gain	434	—	434
Other comprehensive income	$37,225	$(2,868)	$34,357

The tax effects allocated to each component of other comprehensive income for the three months ended March 31, 2017 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$4,846	$—	$4,846
Unrealized gain on derivative instruments:
Unrealized gains arising during the period	305	(112)	193
Reclassification adjustment of realized gains to net income	(68)	25	(43)
Net unrealized gain	237	(87)	150
Other comprehensive income	$5,083	$(87)	$4,996
Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Net realized foreign currency loss	$(5,517)	$(670)
Net unrealized foreign currency loss	(6,364)	(2,707)
Other, net	(673)	(80)
Total other expense, net	$(12,554)	$(3,457)
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
For the three months ended March 31, 2018, the Company incurred $25.2 million of integration-related expenses which were accounted for separately from the business combination and expensed as incurred within the “Transaction and integration-related expenses” line item of the unaudited condensed consolidated statements of operations. These costs consisted primarily of consulting, accounting fees, and employee retention bonuses.
In connection with the Merger, the Company assumed certain contingent tax-sharing obligations of inVentiv. The fair value of the contingent tax-sharing liability is remeasured at the end of each reporting period, with changes in the estimated fair value reflected in earnings until the liability is fully settled. The estimated fair value of the contingent tax-sharing obligation liability was $51.7 million and $50.5 million as of March 31, 2018 and December 31, 2017, respectively. The liability is included in the “Accrued liabilities” and “Other long-term liabilities” line items of the accompanying unaudited condensed consolidated balance sheet.
The results of inVentiv’s operations have been included in the Company’s statements of operations since the Merger Date. Computing separate measures of inVentiv’s stand-alone revenue and profitability for the period after the Merger Date is impracticable.

Allocation of Consideration Transferred
The Merger Date fair value of the consideration transferred was $4.51 billion. The following table summarizes the preliminary allocation of the consideration transferred based on management’s estimates of Merger Date fair values of assets acquired and liabilities assumed, with the excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill (in thousands):

March 31, 2018
Assets acquired:
Cash and cash equivalents	$57,338
Restricted cash	433
Accounts receivable	367,169
Unbilled accounts receivable	261,585
Other current assets	95,506
Property and equipment	113,674
Intangible assets	1,334,200
Other assets	50,052
Total assets acquired	2,279,957
Liabilities assumed:
Accounts payable	38,072
Accrued liabilities	306,649
Contract liabilities	247,474
Capital leases	40,928
Long-term debt, current and non-current	737,872
Deferred income taxes, net	11,382
Other liabilities	121,238
Total liabilities assumed	1,503,615
Total identifiable assets acquired, net	776,342
Goodwill	$3,729,281
The goodwill recognized in connection with the Merger was $3.73 billion, with $2.24 billion of the goodwill assigned to the Clinical Solutions segment and $1.49 billion assigned to the Commercial Solutions segment. Goodwill generated in the Merger is not deductible for income tax purposes. The Company’s assessment of fair value and purchase price allocation are preliminary and subject to change upon completion of the measurement period. During the three months ended March 31, 2018, the Company made adjustments to the preliminary fair value of acquired assets and assumed liabilities to reflect additional information obtained in connection with the Merger. The net effect of the adjustments was a decrease in goodwill of $4.2 million. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the Merger Date).

Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information was derived from the historical financial statements of the Company and inVentiv and presents the combined results of operations as if the Merger had occurred on January 1, 2016. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results that would have actually occurred had the Merger been completed on January 1, 2016. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may result from the Merger, or any estimated costs that have been or will be incurred by the Company to integrate the assets and operations of inVentiv. Consequently, actual future results of the Company will differ from the unaudited pro forma financial information presented.

Three Months Ended March 31, 2017
(In thousands, except per share data)
Pro forma total revenue	$1,064,963
Pro forma net income	3,119
Pro forma income per share:
Basic	$0.03
Diluted	$0.03
The unaudited pro forma adjustments primarily relate to the depreciation of acquired property and equipment, amortization of acquired intangible assets and interest expense and amortization of deferred financing costs related to the new financing arrangements.
4. Fair Value Measurements
Assets and Liabilities Carried at Fair Value
As of March 31, 2018 and December 31, 2017, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, billed and unbilled accounts receivable, contract assets, accounts payable, accrued liabilities, contract liabilities, assumed contingent tax-sharing obligations, capital leases, and interest rate derivative instruments.
The fair value of cash and cash equivalents, restricted cash, billed and unbilled accounts receivable, contract assets, accounts payable, accrued liabilities, and contract liabilities approximates their respective carrying amounts because of the liquidity and short-term nature of these financial instruments.
Financial Instruments Subject to Recurring Fair Value Measurements

As of March 31, 2018, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$16,137	$—	$—	$16,137
Derivative instruments	—	2,601	—	2,601
Total assets	$16,137	$2,601	$—	$18,738

Liabilities:
Contingent tax-sharing obligation assumed through business combinations	$—	$—	$51,674	$51,674
Total liabilities	$—	$—	$51,674	$51,674

As of December 31, 2017, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$16,318	$—	$—	$16,318
Derivative instruments	—	2,179	—	2,179
Total assets	$16,318	$2,179	$—	$18,497

Liabilities:
Contingent tax-sharing obligation assumed through business combinations	$—	$—	$50,480	$50,480
Total liabilities	$—	$—	$50,480	$50,480
The following table presents changes in the carrying amount of contingent tax-sharing obligations classified as Level 3 category within the fair value hierarchy for the three months ended March 31, 2018 (in thousands):

Balance at December 31, 2017	$50,480
Changes in fair value recognized in earnings	1,194
Payments	—
Balance at March 31, 2018	$51,674
During the three months ended March 31, 2018, there were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 fair value measurements.
Financial Instruments Subject to Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of March 31, 2018 and December 31, 2017, assets subject to non-recurring fair value measurements totaled $5.55 billion and $5.58 billion, respectively.
Fair Value Disclosures for Debt Not Carried at Fair Value
The estimated fair value of the outstanding term loans and Senior Unsecured Notes is determined based on the exit price that the Company would have to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s outstanding term loans and Senior Unsecured Notes were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Term Loan A due August 2022	$993,750	$993,750	$1,000,000	$1,000,000
Term Loan B due August 2024 (net of original issue debt discount)	1,523,261	1,525,000	1,548,149	1,550,000
7.5% Senior Unsecured Notes due 2024 (inclusive of unamortized premium)	442,092	433,225	443,507	433,729

5. Restructuring and Other Costs
Merger-Related Restructuring
In connection with the Merger, the Company established a restructuring plan to eliminate redundant positions and reduce its facility footprint worldwide. The Company expects to continue the ongoing evaluations of its workforce and facilities infrastructure needs through 2020 in an effort to optimize its resources. Additionally, in conjunction with the Merger, the Company assumed certain liabilities related to employee severance and facility closure costs as a result of actions taken by inVentiv prior to the Merger. During the three months ended March 31, 2018, the Company recognized approximately: (i) $8.4 million of employee severance and benefits related costs; (ii) $2.2 million of facility closure and lease termination costs; and (iii) $0.3 million of other costs related to the Merger. Over the next several years, the Company expects to incur significant costs related to the restructuring of its operations in order to achieve targeted synergies from the Merger. The timing and the amount of these costs may differ significantly from current management’s estimates and depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of the Company’s operations.
Other Restructuring
During the three months ended March 31, 2018, the Company incurred $0.8 million of facility closure and lease termination costs related to the Company’s pre-Merger activities aimed at optimizing its resources worldwide. Additionally, during the three months ended March 31, 2018, the Company recognized (i) approximately $1.7 million of consulting costs related to the restructuring of its contract management processes to meet the requirements of the newly adopted revenue recognition accounting standard; (ii) $0.2 million of employee severance and benefits related costs, and (iii) $0.1 million of other costs.
Accrued Restructuring Liabilities
The following table summarizes activity related to the liabilities associated with restructuring and other costs during the three months ended March 31, 2018 (in thousands):

	Employee Severance Costs, Including Executive Transition Costs	Facility Closure and Lease Termination Costs	Other Costs	Total
Balance at December 31, 2017	$8,858	$7,411	$524	$16,793
Expenses incurred(a)	8,572	1,303	1,801	11,676
Cash payments made	(9,511)	(1,697)	(1,683)	(12,891)
Balance at March 31, 2018	$7,919	$7,017	$642	$15,578
(a) The amount of expenses incurred presented in the reconciliation of accrued restructuring liabilities excludes $2.0 million of non-cash restructuring and other expenses incurred for the three months ended March 31, 2018 as these expenses were not subject to accrual prior to the period in which they were incurred.
The Company expects that substantially all of the employee severance costs accrued as of March 31, 2018 will be paid within the next twelve months. Certain facility costs will be paid over the remaining terms of exited facility leases, which range from 2018 through 2027. Liabilities associated with these costs are included in the “Accrued liabilities” and “Other long-term liabilities” line items in the accompanying unaudited condensed consolidated balance sheets. Restructuring and other costs included in net loss for three months ended March 31, 2018 are presented in the “Restructuring and other costs” line item in the unaudited condensed consolidated statements of operations.

6. Shareholders' Equity
2018 Stock Repurchase Program
On February 26, 2018, the Company’s Board of Directors authorized the repurchase of up to an aggregate of $250.0 million of the Company’s common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades or through privately negotiated transactions (“2018 stock repurchase program”). The 2018 stock repurchase program commenced on March 1, 2018 and will end no later than December 31, 2019. The Company intends to use cash on hand and future operating cash flow to fund the stock repurchase program.
The 2018 stock repurchase program does not obligate the Company to repurchase any particular amount of the Company’s common stock, and may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements for cash, and overall market conditions. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law.
In March 2018, the Company repurchased 948,100 shares of its common stock in open market transactions at an average price of $39.55 per share, resulting in a total purchase price of approximately $37.5 million. The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over par was applied on a pro rata basis against additional paid-in-capital, with the remainder applied to accumulated deficit.
As of March 31, 2018, the Company has remaining authorization to repurchase up to $212.5 million of shares of its common stock under the 2018 stock repurchase program.
7. Share-Based Compensation
Restricted Stock Unit Award Activity
The following table summarizes the RSU activity during the three months ended March 31, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	907,580	$49.30
Granted	1,798,554	$38.22
Vested	(172,277)	$49.39
Forfeited	(4,387)	$39.68
Non-vested at March 31, 2018	2,529,470	$41.44
At March 31, 2018, total unrecognized compensation expense related to unvested RSUs was $91.7 million, which is expected to be recognized over a weighted average period of 2.6 years.
2018 Performance-Based RSU Awards
In February 2018, the Compensation Committee of the Company’s Board of Directors granted performance-based RSU awards (“PRSUs”) to certain executive officers. The total number of PRSUs granted was 185,432 which will vest in a percentage ranging from 0% to 150% depending on the level of achievement of the performance targets. Each award is scheduled to cliff-vest in approximately three years from the grant date and consists of three equal tranches with vesting conditional upon: (i) the attainment of performance targets related to the Company’s revenue growth for fiscal years 2018, 2019, and 2020; and (ii) the continued employment and service of the employee from the grant date through the date when determination of the target attainment level for the last performance period is made. The Company recognizes share-based compensation expense for PRSUs when attainment of each performance target is probable of achievement.

Share-based Compensation Expense
The total amount of share-based compensation expense recognized in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended March 31,
Statement of Operations Classification	2018	2017
Direct costs	$3,752	$2,713
Selling, general, and administrative expenses	4,036	3,106
Restructuring and other costs	91	—
Total share-based compensation expense	$7,879	$5,819
8. Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per share computations of weighted average common shares outstanding based on the Company’s consolidated net (loss) income is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Numerator:
Net (loss) income	$(24,552)	$21,187
Denominator:
Basic weighted average common shares outstanding	104,449	54,015
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	—	1,108
Diluted weighted average common shares outstanding	104,449	55,123
(Loss) earnings per share:
Basic	$(0.24)	$0.39
Diluted	$(0.24)	$0.38
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

The number of potential shares outstanding that were considered antidilutive using the treasury stock method and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Anti-dilutive stock options and other awards	1,097	908
Anti-dilutive stock options and other awards under deferred share-based compensation programs excluded based on reporting of net loss for the period	898	—
Total common stock equivalents excluded from diluted earnings per share computation	1,995	908
9. Income Taxes
Income Tax Expense
For the three months ended March 31, 2018, the Company recorded income tax benefit of $9.0 million, representing an effective tax rate of 26.8%. The effective tax rate for the three months ended March 31, 2018 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to: (i) research tax credits in foreign jurisdictions; (ii) a decrease in unrecognized tax benefits; and (iii) a valuation allowance change on domestic deferred tax assets.
For the three months ended March 31, 2017, the Company recorded income tax expense of $7.1 million, representing an effective tax rate of 25.2%. The effective tax rate for the three months ended March 31, 2017 was lower than the U.S. federal statutory income tax rate of 35.0% primarily due to: (i) income earned in various international tax jurisdictions that apply lower income tax rates; (ii) research tax credits; and (iii) discrete tax adjustments related to excess tax benefits on share-based compensation payments.
Unrecognized Tax Benefits
The Company's gross unrecognized tax benefits, exclusive of associated interest and penalties, were $42.4 million and $43.7 million as of March 31, 2018 and December 31, 2017, respectively. The decrease of $1.3 million during the three months ended March 31, 2018 was due to the settlement of a tax audit in a foreign jurisdiction.
Tax Cuts and Jobs Act of 2017
The Company’s accounting for the effects of the Tax Act is incomplete as of March 31, 2018. However, as discussed in “Note 12 - Income Taxes” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the Company was able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of net deferred tax assets. The Company did not make any additional measurement-period adjustments related to these items during the three months ended March 31, 2018, because the Company has not completed its analysis of the components of the computation, including: (i) the amount of foreign earnings subject to the U.S. income tax; (ii) the portion of foreign earnings held in cash or other specified assets; and (iii) the state tax treatment of the provisions of the Tax Act. The Company is continuing to gather additional information for these items and expects to complete its accounting within the prescribed measurement period.

10. Revenue from Contracts with Customers
Service Revenue
The Company adopted ASC 606 - Revenue from Contracts with Customers and all the related amendments (“new revenue standard” or “ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three months ended March 31, 2018 reflect the application of ASC 606, while the reported results for the three months ended March 31, 2017 were prepared under ASC 605 - Revenue Recognition and other authoritative guidance in effect for this period. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.
A performance obligation is a promise (or a combination of promises) in a contract to transfer distinct goods or services to a customer and is the unit of accounting under ASC 606 for the purposes of revenue recognition. A contract’s transaction price is allocated to each separate performance obligation based upon the standalone selling price and is recognized as revenue, when, or as, the performance obligation is satisfied. The majority of the Company’s contracts have a single performance obligation because the promise to transfer individual services is not separately identifiable from other promises in the contracts, and therefore, is not distinct. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract.
The majority of the Company's revenue arrangements are service contracts that range in duration from a few months to several years. Substantially all of the Company’s performance obligations, and associated revenue, are transferred to the customer over time. The Company generally receives compensation based on measuring progress toward completion using anticipated project budgets for direct labor and prices for each service offering. The Company is also reimbursed for certain third party pass-through and out-of-pocket costs. In addition, in certain instances a customer contract may include forms of variable consideration such as incentive fees, volume rebates or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics, program milestones or cost targets. For the purposes of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount to be recorded is estimated based on the assessment of the Company’s anticipated performance and consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.
Most of the Company's contracts can be terminated by the customer without cause with a 30-day notice. In the event of termination, the Company's contracts generally provide that the customer pay the Company for: (i) fees earned through the termination date; (ii) fees and expenses for winding down the project, which include both fees incurred and actual expenses; (iii) non-cancellable expenditures; and (iv) in some cases, a fee to cover a portion of the remaining professional fees on the project. The Company’s long term clinical trial contracts contain implied substantive termination penalties because of the significant wind-down cost of terminating a clinical trial. These provisions for termination penalties result in these types of contracts being treated as long-term for revenue recognition purposes.
Changes in the scope of work are common, especially under long-term contracts, and generally result in a renegotiation of future contract pricing terms and change in contract transaction price. If the customer does not agree to a contract modification, the Company could bear the risk of cost overruns. Most of the Company’s contract modifications are for services that are not distinct from the services under the existing contract due to the significant integration service provided in the context of the contract and therefore result in a cumulative catch-up adjustment to revenue at the date of contract modification.

Contract Balances
Contract assets include unbilled amounts typically resulting from revenue recognized in excess of the amounts billed to the customer for which the right to payment is subject to factors other than the passage of time. These amounts may not exceed their net realizable value. Contract assets are generally classified as current. Contract liabilities consist of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period. Contract assets and liabilities are presented on the balance sheet on a net contract-by-contract basis at the end of each reporting period.
Capitalized Costs
The Company capitalizes certain costs associated with commissions and bonuses paid to its employees in the Clinical Solutions segment because these costs are incurred in obtaining contracts that have a term greater than one year. The Company amortizes these costs in a manner that is consistent with the pattern of revenue recognition described below. The Company expenses obtainment costs for contracts that have a term of one year or less.
Additionally, certain recruiting and training costs within the selling solutions services offering are incurred prior to deployment of the contract field promotion teams that are reimbursed by the customer. These costs are capitalized and amortized ratably from the deployment date through the end of the accounting contract term. Capitalized costs and the related amortization are as follows (in thousands):

March 31, 2018
Capitalized costs incurred to obtain or fulfill contracts with customers	$20,973

Three Months Ended March 31, 2018
Amortization of capitalized costs	$3,134
Clinical Solutions
The Company’s Clinical Solutions segment provides solutions to address the clinical development needs of customers. The Company provides biopharmaceutical program development services through the Full Service Clinical Development (“Full Service”) platform, discrete services for any part of a customer clinical trial through a Functional Service Provider offering, Early Stage services, and Real World and Late Phase services. The services provided via the Full Service platform generally span several years and a significant benefit to the customer is provided by integrating those services provided by the Company’s employees as well as those performed by third parties.
As the Company provides a significant benefit to the customer of integrating the services provided by the Full Service offering, there is one performance obligation for revenue recognition purposes. Revenue is recognized over time using an input measure of progress. The input measure reflects costs (including investigator payments and pass-through costs) incurred to date relative to total estimated costs to complete (“cost-to-cost measure of progress”). Under the cost-to-cost measure of progress methodology, revenue is recorded proportionally to costs incurred. Contract costs principally include direct labor, investigator payments, and pass-through costs.
The remaining service offerings within the Clinical Solutions segment are generally short-term, month-to-month contracts, time and materials basis contracts, or provide a series of distinct services that are substantially the same and have the same pattern of transfer to the customer (“series”). As such, revenue for these service offerings is generally recognized as services are performed for the amount the Company estimates it is entitled to for the period, similar to the pattern of recognition under ASC 605. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of labor costs expended to total labor costs expected to complete the contract performance obligation.

The estimate of total revenue and costs at completion requires significant judgment. Contract estimates are based on various assumptions to project future outcomes of events that often span several years. These estimates are reviewed periodically and any adjustments are recognized on a cumulative catch up basis in the period they become known.
Unsatisfied Performance Obligations
As of March 31, 2018, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with a contract term greater than one year and which are not accounted for as a series pursuant to ASC 606 was $4.86 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and as a result, is lower than the potential contractual revenue. Specifically, certain contracts which do not commence within a certain period of time require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control. Accordingly, such contracts have been excluded from the unsatisfied performance obligations balance presented above.
Commercial Solutions
The Company’s Commercial Solutions segment provides a broad suite of complementary commercialization services including selling solutions, communications (advertising and public relations), and consulting services. The largest of the service offerings within the Commercial Solutions segment relates to selling solutions. Selling solutions contracts are comprised of a single performance obligation that represents a series of daily outsourced detailing services to promote and sell commercial products on behalf of a customer.
The remaining Commercial Solutions contracts are generally short-term, month-to-month contracts or time and materials contracts. As such, Commercial Solutions revenue is generally recognized as services are performed for the amount the Company estimates it is entitled to for the period, similar to the pattern of recognition under ASC 605. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of labor costs expended to total labor costs expected to complete the contract performance obligation.
Pass-through and out-of-pocket costs are recognized in service revenue in the unaudited condensed consolidated income statement as incurred. Certain media purchases and the related reimbursements are recorded on a net basis in the unaudited condensed consolidated income statement as such activities are controlled by the customer.
The Commercial Solutions segment does not have material unsatisfied performance obligations that are required to be disclosed under ASC 606 because the contracts are short-term in nature or represent a series pursuant to ASC 606.
Timing of Billing and Performance
Differences in the timing of revenue recognition and associated billings and cash collections result in recording of billed accounts receivable, unbilled accounts receivable, contract assets and contract liabilities on the unaudited condensed consolidated balance sheet. Amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals or upon achievement of contractual milestones. Billings generally occur subsequent to revenue recognition, resulting in recording of: (i) unbilled accounts receivable in instances where the right to bill is contingent solely on the passage of time (e.g., in the following month); and (ii) contract assets in instances where the right to bill is associated with a contingency (e.g., achievement of a milestone). Cash payments received in advance of the Company’s performance result in recording of contract liabilities which are liquidated as revenue is recognized.

Contract assets and liabilities are recorded net on a contract-by-contract basis at the end of each reporting period. The changes in contract assets and liabilities balances generally reflect: (i) revenue recognized in the current period from services completed in prior periods, including adjustments attributable to changes in estimates such as estimated total contract costs; (ii) contract modifications on long-term fixed price contracts executed in the current period, which result in changes to the transaction price; and (iii) revenue recognized related to advance billings recorded as of January 1, 2018.
Impact of Adopting ASC 606
The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers that were not completed as of January 1, 2018 was recorded as an adjustment to accumulated deficit as of the adoption date, with the impact primarily related to the performance obligations related to the Full Service customer clinical trials in the Clinical Solutions segment.

As a result of applying the modified retrospective method to adopt the new accounting guidance, the following adjustments were made to the unaudited condensed consolidated balance sheet as of January 1, 2018 (in thousands):

	As Reported	Adjustments	Adjusted
	December 31, 2017	ASC 606 Adoption	January 1, 2018
ASSETS
Current assets:
Cash and cash equivalents	$321,262	$—	$321,262
Restricted cash	714	—	714
Accounts receivable billed, net	642,985	—	642,985
Accounts receivable unbilled	373,003	(152,644)	220,359
Contract assets	—	94,567	94,567
Prepaid expenses and other current assets	84,215	19,452	103,667
Total current assets	1,422,179	(38,625)	1,383,554
Property and equipment, net	180,412	—	180,412
Goodwill	4,292,571	—	4,292,571
Intangible assets, net	1,286,050	—	1,286,050
Deferred income tax assets	20,159	5,857	26,016
Other long-term assets	84,496	12,601	97,097
Total assets	$7,285,867	$(20,167)	$7,265,700

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,575	$—	$58,575
Accrued liabilities	500,303	49,611	549,914
Contract liabilities	559,270	34,075	593,345
Current portion of capital lease obligations	16,414	—	16,414
Current portion of long-term debt	25,000	—	25,000
Total current liabilities	1,159,562	83,686	1,243,248
Capital lease obligations, non-current	20,376	—	20,376
Long-term debt, non-current	2,945,934	—	2,945,934
Deferred income tax liabilities	37,807	(8,355)	29,452
Other long-term liabilities	99,609	3,317	102,926
Total liabilities	4,263,288	78,648	4,341,936
Shareholders' equity:
Preferred stock	—	—	—
Common stock	1,044	—	1,044
Additional paid-in capital	3,414,389	—	3,414,389
Accumulated other comprehensive loss, net of tax	(22,385)	—	(22,385)
Accumulated deficit	(370,469)	(98,815)	(469,284)
Total shareholders' equity	3,022,579	(98,815)	2,923,764
Total liabilities and shareholders' equity	$7,285,867	$(20,167)	$7,265,700

The following table compares the reported unaudited condensed consolidated statement of operations for the three months ended March 31, 2018 to the amounts as if the previous revenue recognition guidance remained in effect for the three months ended March 31, 2018 (in thousands, except per share amounts):

	Three Months Ended March 31, 2018
	ASC 606 As Reported	ASC 605 As Adjusted
Service revenue	$1,057,196	$760,058
Reimbursable out-of-pocket expenses	—	310,098
Total revenue	1,057,196	1,070,156
Direct costs (exclusive of depreciation and amortization)	532,057	536,888
Reimbursable out-of-pocket expenses	308,766	310,098
Selling, general, and administrative	99,259	99,716
Restructuring and other costs	13,707	13,707
Transaction and integration-related expenses	25,211	25,211
Depreciation	18,028	18,028
Amortization	49,993	49,993
Total operating expenses	1,047,021	1,053,641
Income from operations	10,175	16,515
Other expense, net:
Interest income	839	839
Interest expense	(31,736)	(31,736)
Loss on extinguishment of debt	(248)	(248)
Other expense, net	(12,554)	(12,554)
Total other expense, net	(43,699)	(43,699)
Loss before provision for income taxes	(33,524)	(27,184)
Income tax benefit	8,972	8,177
Net loss	$(24,552)	$(19,007)
Loss per share attributable to common shareholders:
Basic	$(0.24)	$(0.18)
Diluted	$(0.24)	$(0.18)

Weighted average common shares outstanding:
Basic	104,449	104,449
Diluted	104,449	104,449

The following is a summary of the significant changes in the Company’s unaudited condensed consolidated statement of operations as a result of adopting ASC 606 on January 1, 2018, compared to the amounts as if the Company had continued to report its results under ASC 605:

•
ASC 606 delayed the recognition of revenue principally related to Full Service customer clinical trials in the Company’s Clinical Solutions segment as revenue was previously recognized when contractual items (i.e. “units”) were delivered or on a proportional performance basis, generally using output measures of progress specific to the services provided, such as site or investigator recruitment, patient enrollment and data management. These measures excluded reimbursed investigator payments, other pass-through costs, and out-of-pocket expenses, which were recognized as incurred and presented separately as a component of total revenue in the unaudited condensed consolidated statement of operations. Pursuant to the adoption of ASC 606, the majority of revenue recognized related to Full Service customer clinical trials is accounted for using project costs as an input measure of progress, and includes reimbursable pass-through costs and out-of-pocket expenses.

•
ASC 606 delayed the recognition of revenue in the Company’s Commercial Solutions segment as certain costs to recruit and train the contract field promotion teams, and revenue for the related reimbursements, are deferred and amortized over the contract term under ASC 606. These amounts were previously recognized as each separate service was delivered to the customer. These delays were partially offset by the acceleration of revenue recognition on certain incentive fee programs that were previously recognized upon customer approval.

The following table compares the reported unaudited condensed consolidated balance sheets as of March 31, 2018 to the amounts as if the previous revenue recognition guidance remained in effect as of March 31, 2018 (in thousands):

	March 31, 2018
	ASC 606 As Reported	ASC 605 As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$186,719	$186,719
Restricted cash	2,236	2,236
Accounts receivable billed, net	600,796	600,796
Accounts receivable unbilled	392,536	578,043
Contract assets	111,934	—
Prepaid expenses and other current assets	94,291	72,981
Total current assets	1,388,512	1,440,775
Property and equipment, net	173,051	173,051
Goodwill	4,306,244	4,306,244
Intangible assets, net	1,241,709	1,241,709
Deferred income tax assets	27,709	21,617
Other long-term assets	104,679	92,402
Total assets	$7,241,904	$7,275,798

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,500	$69,500
Accrued liabilities	518,383	466,185
Contract liabilities	643,338	617,236
Current portion of capital lease obligations	15,889	15,889
Current portion of long-term debt	31,250	31,250
Total current liabilities	1,278,360	1,200,060
Capital lease obligations, non-current	15,607	15,607
Long-term debt, non-current	2,908,366	2,908,366
Deferred income tax liabilities	22,265	31,536
Other long-term liabilities	110,047	106,500
Total liabilities	4,334,645	4,262,069
Shareholders' equity:
Preferred stock	—	—
Common stock	1,038	1,038
Additional paid-in capital	3,394,586	3,394,586
Accumulated other comprehensive income, net of tax	15,822	17,932
Accumulated deficit	(504,187)	(399,827)
Total shareholders' equity	2,907,259	3,013,729
Total liabilities and shareholders' equity	$7,241,904	$7,275,798

The following is a summary of the significant changes in the Company’s unaudited condensed consolidated balance sheets as a result of adopting ASC 606 on January 1, 2018, compared to the amounts as if the Company had continued to report its results under ASC 605:

•
The reported assets were less than the total assets that would have been reported had the prior revenue recognition guidance remained in effect. This was largely due to unbilled accounts receivable and contract assets being derecognized on certain Clinical Solutions contracts for which ASC 606 adoption delayed revenue recognition, partially offset by the deferral of certain recruiting and training costs in Commercial Solutions contracts and capitalized sales commissions. The reported liabilities were greater than the total liabilities that would have been reported had the prior revenue recognition guidance remained in effect. This was largely due to advances and deferred revenue in excess of contract assets that are required to be presented net on a contract-by-contract basis.

•
The adoption of ASC 606 primarily resulted in a revenue recognition delay as of January 1, 2018, which resulted in an increase of the Company’s deferred tax asset position. As the Company records full reserves for its net federal deferred tax assets in the United States, a portion of the impact was offset by a corresponding increase to the valuation allowance against the deferred tax asset position.

The adoption of ASC 606 had no net impact on the Company’s cash flows from operations.
11. Segment Information
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

The Company’s Chief Operating Decision Maker (“CODM”) reviews segment performance and allocates resources based upon segment revenue and income from operations. Beginning in 2018, as a result of the Company’s adoption of ASC 606, revenue and costs for reimbursed out-of-pocket expenses are allocated to the Company’s segments. Prior to 2018, revenue and costs for reimbursed out-of-pocket expenses were not allocated to the Company’s segments. Inter-segment revenue is eliminated from the segment reporting presented to the CODM and is not included in the segment revenue presented in the table below. Certain costs are not allocated to the Company’s reportable segments and are reported as general corporate expenses. These costs primarily consist of share-based compensation and general operating expenses associated with the Company’s senior leadership, finance, Board of Directors, investors relations, and internal audit functions. The Company does not allocate depreciation, amortization, restructuring, or transaction and integration-related costs to its segments. Additionally, the CODM reviews the Company’s assets on a consolidated basis and the Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance or allocating resources.

Information about reportable segment operating results is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue:
Clinical Solutions service revenue	$786,839	$249,497
Commercial Solutions service revenue	270,357	2,581
Total segment service revenue	1,057,196	252,078
Reimbursable out-of-pocket expenses not allocated to segments	—	129,840
Total consolidated revenue	$1,057,196	$381,918
Segment direct costs:
Clinical Solutions	$353,893	$149,887
Commercial Solutions	174,412	2,235
Total segment direct costs	528,305	152,122
Reimbursable out-of-pocket expenses:
Clinical Solutions	$261,478	$—
Commercial Solutions	47,288	—
Total segment reimbursable out-of-pocket expenses	308,766	—
Segment selling, general, and administrative expenses:
Clinical Solutions	$65,946	$36,790
Commercial Solutions	19,518	—
Total segment selling, general, and administrative expenses	85,464	36,790
Segment operating income:
Clinical Solutions	$105,522	$62,820
Commercial Solutions	29,139	346
Total segment operating income	134,661	63,166
Operating expenses not allocated to segments:
Reimbursable out-of-pocket expenses not allocated to segments	$—	$129,840
Corporate selling, general, and administrative expenses not allocated to segments	9,759	5,038
Share-based compensation included in direct costs not allocated to segments	3,752	2,713
Share-based compensation included in selling, general, and administrative expenses not allocated to segments	4,036	3,106
Restructuring and other costs	13,707	1,927
Transaction and integration-related expenses	25,211	2
Depreciation and amortization	68,021	15,628
Total consolidated income from operations	$10,175	$34,752
12. Operations by Geographic Location
The Company conducts its global operations through wholly-owned subsidiaries and representative sales offices. Prior to the Merger, service revenue was attributed to geographical locations based upon the location to which the Company invoiced the end customer. Following the Merger, the Company began to attribute service revenues to geographical locations based upon the location of where the work is performed to reflect its expanded geographic presence and increased scale of operations. All prior periods have been recast to reflect the effect of this change.

The following table summarizes information about revenue by geographic area (in thousands and with all intercompany transactions eliminated):

	Three Months Ended March 31,
	2018	2017
Revenue:
North America (a)	$731,766	$142,759
Europe, Middle East, and Africa	228,837	80,012
Asia-Pacific	77,980	20,209
Latin America	18,613	9,098
Total service revenue	1,057,196	252,078
Reimbursable-out-of-pocket expenses	—	129,840
Total revenue	$1,057,196	$381,918
(a)Service revenue for the North America region includes revenue attributable to the United States of $696.4 million and $136.3 million, or 65.9% and 54.1% of service revenue, for the three months ended March 31, 2018 and March 31, 2017, respectively. No other country represented more than 10% of service revenue for any period.
Long-lived assets by geographic area for each period were as follows (in thousands and all intercompany transactions have been eliminated):

	March 31, 2018	December 31, 2017
Property and equipment, net:
North America (a)	$127,171	$136,101
Europe, Middle East and Africa	27,733	25,517
Asia-Pacific	13,879	14,700
Latin America	4,268	4,094
Total property and equipment, net	$173,051	$180,412
(a) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $120.4 million and $128.5 million as of March 31, 2018 and December 31, 2017, respectively.
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
As of March 31, 2018, the amount of cash and cash equivalents held outside the United States by the Company’s foreign subsidiaries was $62.1 million, or 33% of the total consolidated cash and cash equivalents balance. As of December 31, 2017, the amount of cash and cash equivalents held outside the United States by the Company’s foreign subsidiaries was $192.0 million, or 60% of the total consolidated cash and cash equivalents balance.
During the three months ended March 31, 2018, one customer accounted for approximately 11% of the Company’s total consolidated service revenue (including reimbursable out-of-pocket expenses as a result of the adoption of ASC 606 described in “Note 10 - Revenue from Contracts with Customers”). No single customer accounted for greater than 10% of the Company’s total consolidated service revenue for the three months ended March 31, 2017.
As of March 31, 2018 and December 31, 2017, one customer accounted for approximately 13% of the Company’s billed accounts receivable, unbilled accounts receivable, and contract assets balances.

14. Related-Party Transactions
For the three months ended March 31, 2018, the Company incurred reimbursable out-of-pocket expenses of $0.2 million for professional services obtained from a provider whose significant shareholder was also a significant shareholder of the Company. No related-party revenue was recorded for the three months ended March 31, 2018. There were no related party transactions for the three months ended March 31, 2017.
15. Commitments and Contingencies
Legal Proceedings
Through the Merger, the Company became a party to a lawsuit initiated and outstanding against inVentiv prior to the Merger. On October 31, 2013, Cel-Sci Corporation (“Claimant”) made a demand for arbitration under a Master Services Agreement (the “MSA”), dated as of April 6, 2010 between Claimant and two of the Company’s subsidiaries, inVentiv Health Clinical, LLC (formerly known as PharmaNet, LLC) and PharmaNet GmbH (currently known as inVentiv Health Switzerland GmbH and formerly known as PharmaNet AG) (collectively, “PharmaNet”). Under the MSA and related project agreement, which were terminated by Claimant in April 2013, Claimant engaged PharmaNet in connection with a Phase III Clinical Trial of its investigational drug. The arbitration claim alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud on the part of PharmaNet, and seeks damages of at least $50.0 million. In December 2013, inVentiv Health Clinical, LLC filed a counterclaim against Claimant that alleges breach of contract and seeks at least $2.0 million in damages. The matter proceeded to the discovery phase. In January 2015, inVentiv Health Clinical, LLC filed additional counterclaims against Claimant that allege (i) breach of contract, (ii) opportunistic breach, restitution and unjust enrichment, and (iii) defamation, and seek at least $2.0 million in damages and $20.0 million in other equitable remedies. The arbitration hearings have completed, and the parties are now awaiting a decision by the arbitrator. The Company continues to maintain its position in this matter. In the Company’s opinion, the ultimate outcome of this matter, net of liabilities accrued on the Company’s balance sheet, is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.
Self-Insurance Reserves
The Company is self-insured for certain losses relating to health insurance claims for the majority of its employees located within the United States. Additionally, the Company maintains certain self-insurance retention limits related to automobile and workers’ compensation insurance. As of March 31, 2018 and December 31, 2017, the total accrual for self-insurance reserves was $20.8 million and $16.6 million, respectively.
Assumed Contingent Tax-Sharing Obligations
As a result of the Merger, the Company assumed contingent tax-sharing obligations arising from inVentiv’s 2016 merger with Double Eagle Parent, Inc. As of March 31, 2018 and December 31, 2017, the estimated fair value of the assumed contingent tax-sharing obligations was $51.7 million and $50.5 million, respectively. For additional information regarding the assumed contingent tax-sharing obligations, refer to “Note 3 - Business Combinations.”

16. Subsequent Events
Repricing Amendment to Credit Agreement
On May 4, 2018, the Company entered into Amendment No. 1 (the “Repricing Amendment”) to the Credit Agreement dated August 1, 2017 (the “Credit Agreement”), among the Company; the lenders party thereto; Credit Suisse AG, Cayman Islands Branch (“Credit Suisse”), as Administrative Agent; and each of the other parties thereto. The Repricing Amendment, among other things, modifies the terms of the Credit Agreement to:

(1)	reduce by 0.25% overall the applicable margins for alternate base rate (“ABR”) loans and Adjusted Eurocurrency Rate loans with respect to both Term Loan A and Term Loan B, resulting in:
(i) for Term Loan A, a margin spread of (a) 0.25% to 0.50% for ABR loans and (b) 1.25% to 1.50% for Adjusted Eurocurrency Rate loans (with the specific applicable margins determined by reference to the First Lien Leverage Ratio), and
(ii) for Term Loan B, a margin spread of (a) 0.75% to 1.00% for ABR loans and (b) 1.75% to 2.00% for Adjusted Eurocurrency Rate loans (with the specific applicable margins determined by reference to the Secured Leverage Ratio as modified so that the higher rate applies when the Secured Leverage Ratio is greater than 2.75 to 1.00); and

(2)
reset the period in which a prepayment premium with respect to Term Loan B is required for a “Repricing Transaction” (as defined in the Credit Agreement) to six months after the closing date of the Repricing Amendment.

In connection with the execution of the Repricing Amendment, the Company paid certain fees and expenses to Credit Suisse and ING Capital LLC, as lead arrangers. As of May 4, 2018, $1.53 billion of Term Loan B principal were outstanding and $987.5 million of the Term Loan A principal was outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof, and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following: risks associated with the integration of our business with the business of inVentiv and our operation of the combined business following the closing of the Merger; the need to hire, develop, and retain key personnel; the impact of potentially underpricing our contracts, overrunning our cost estimates, or failing to receive approval for or experiencing delays with documentation of change orders; the impact of unfavorable economic conditions, including the uncertain economic environment, changes in exchange rates, and effective income tax rate fluctuations; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope, or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; the cyber-security and other risks associated with our information systems infrastructure; any adverse effects from customer or therapeutic area concentration; the risks associated with doing business internationally; the impact of adoption of the new accounting standard of recognizing revenue from customers; impact of the Tax Act; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our failure to perform our services in accordance with contractual requirements, regulatory standards, and ethical considerations; the risk of litigation and personal injury claims; the risks associated with potential future acquisitions or investments in our customers’ businesses or drugs; the impact of changes in government regulations and healthcare reform; and our ability to service our substantial indebtedness. For a further discussion of the risks relating to our business, see “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
On August 1, 2017, we completed a merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc. under the terms of the merger agreement, dated May 10, 2017 (the “Merger Agreement”). Upon closing, inVentiv was merged with and into us, and the separate corporate existence of inVentiv ceased. See further discussion in “Note 3 - Business Combinations” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the Merger.
Following the Merger, we realigned our operating segments to reflect the current structure under which we evaluate our performance, make strategic decisions, and allocate resources. As a result of this realignment, effective August 1, 2017, we began managing our business through two reportable segments: Clinical Solutions and Commercial Solutions.
Our Clinical Solutions segment offers a variety of services spanning Phase I to Phase IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Our Commercial Solutions segment provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services which include outsourced selling solutions, communication solutions (public relations and advertising), and consulting services. Our management reviews segment performance and allocates resources based upon segment revenue and segment operating income. Historical segment reporting has been revised to reflect these changes to our segment structure. Prior to the Merger, our Commercial Solutions segment consisted solely of a consulting offering. See further discussion in “Note 11 - Segment Information” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For financial information regarding revenue and long-lived assets by geographic area, see “Note 12 - Operations by Geographic Location” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
New Business Awards and Backlog
We add new business awards to backlog when we enter into a contract or when we receive a written commitment from the customer selecting us as a service provider, provided that:

•	the customer has received appropriate internal funding approval and collection of the award value is probable;

•	the project or projects are not contingent upon completion of another trial or event;

•	the project or projects are expected to commence within a certain period of time from the end of the quarter in which the award was granted;

•	the customer has entered or intends to enter into a comprehensive contract as soon as practicable; and

•	for awards related to our FSP offering, only a maximum of twelve months of services are included.
In addition, we continually evaluate our backlog to determine if any of the previously awarded work is no longer expected to be performed, regardless of whether we have received formal cancellation notice from the customer. If we determine that any previously awarded work is no longer probable of being performed, we remove the value from our backlog based on the risk of cancellation. We recognize revenue from these awards as services are performed, provided we have entered into a contractual commitment with the customer.

We currently report new business awards for our Clinical Solutions and Commercial Solutions segments and backlog for our Clinical Solutions segment and the selling solutions service offering within our Commercial Solutions segment. We do not currently report backlog data for the remaining service offerings in the Commercial Solutions segment.
Beginning on January 1, 2018 we adopted the ASC 606 revenue recognition standard and as a result, we no longer present service revenue and revenue associated with reimbursable out-of-pocket expenses separately in the statements of operations as, under ASC 606, they represent a single performance obligation and separate presentation is no longer permitted. However, revenue associated with reimbursable out-of-pocket expenses represents expenses which are passed through and reimbursed by our customers at actual cost. These expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity, and therefore anticipated timing associated with this type of revenue is not predictable. As a result, we have not adjusted our backlog or net new business awards information included below to incorporate revenue associated with reimbursable out-of-pocket expenses and have instead presented these metrics as if the previous accounting guidance (ASC 605) had been in effect.
Backlog
Our backlog consists of anticipated future fee revenue from business awards that either have not started but are anticipated to begin in the future (as noted above), or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these contracts. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by the customer with a 30-day notice.
The following table sets forth backlog as of the following dates under ASC 605 (in millions):

	Balance at March 31,
	2018	2017	Change
Clinical Solutions	$3,813.7	$1,884.5	$1,929.2	102.4%
Commercial Solutions - Selling Solutions (a)	466.5	—	466.5	n/m
Total Backlog	$4,280.2	$1,884.5	$2,395.7	127.1%
(a) Following our Merger with inVentiv and beginning January 1, 2018, we began reporting information related to backlog associated with the selling solutions service offering within our Commercial Solutions segment. This information is not presented for periods prior to 2018.
Included in backlog at March 31, 2018 is approximately $1.87 billion that we expect to recognize as service revenue in 2018. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.
We believe that our backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and cancellations and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we generally have the right to be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect that the rate at which our backlog and net new business awards convert into revenue is likely to decrease, and the duration of projects and the period over which related revenue is recognized to lengthen. In addition, our adoption of the new revenue recognition standard in 2018 may result in delays in revenue recognition. For more information about risks related to our backlog see Part I, Item 1A "Risk Factors—Risks Related to Our Business—Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Net new business awards
The following table sets forth new business awards, net of cancellations of prior awards under ASC 605 (in millions):

	Three Months Ended March 31,
	2018	2017
Clinical Solutions	$549.7	$248.6
Commercial Solutions	322.4	—
Total net new business awards	$872.1	$248.6
Net new business awards for our Clinical Solutions segment were higher in the three months ended March 31, 2018, primarily due to the Merger. Effective January 1, 2018, we began reporting information related to net new business awards associated with our Commercial Solutions segment. This information is not presented for periods prior to 2018.
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
Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated financial statements along with the percentage changes (in thousands, except percentages):

	Three Months Ended March 31,
	2018	2017	Change
Service revenue	$1,057,196	$252,078	$805,118	319.4%
Reimbursable out-of-pocket expenses	—	129,840	(129,840)	(100.0)%
Total revenue	1,057,196	381,918	675,278	176.8%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	532,057	154,835	377,222	243.6%
Reimbursable out-of-pocket expenses	308,766	129,840	178,926	137.8%
Selling, general, and administrative	99,259	44,934	54,325	120.9%
Restructuring and other costs	13,707	1,927	11,780	611.3%
Transaction and integration-related expenses	25,211	2	25,209	n/m
Depreciation and amortization	68,021	15,628	52,393	335.3%
Total operating expenses	1,047,021	347,166	699,855	201.6%
Income from operations	10,175	34,752	(24,577)	(70.7)%
Total other expense, net	(43,699)	(6,445)	(37,254)	(578.0)%
(Loss) income before provision for income taxes	(33,524)	28,307	(61,831)	(218.4)%
Income tax benefit (expense)	8,972	(7,120)	16,092	226.0%
Net (loss) income	$(24,552)	$21,187	$(45,739)	(215.9)%

Service Revenue
As a result of adopting the new revenue recognition standard on January 1, 2018, we no longer present service revenue and revenue associated with reimbursable out-of-pocket expenses separately in the statements of operations as, under the new revenue recognition standard, they represent a single performance obligation and separate presentation is no longer permitted.
For the three months ended March 31, 2018, service revenue increased by $805.1 million, or 319.4%, to $1,057.2 million from $252.1 million for the three months ended March 31, 2017. The inclusion of revenue associated with out-of-pocket expenses in service revenue in 2018 contributed to approximately 122.5% of the increase. Service revenue for the three months ended March 31, 2018 was comprised of fee revenue of $748.4 million and revenue associated with reimbursable out-of-pocket expenses of $308.8 million, compared to service revenue for the three months ended March 31, 2017 which represents fee revenue only of $252.1 million. Revenue associated with reimbursable out-of-pocket expenses for the three months ended March 31, 2017 was $129.8 million.
For the three months ended March 31, 2018, our service revenue increased compared to the same period in the prior year primarily as a result of: (i) the Merger with inVentiv in August 2017; and (ii) inclusion of revenue associated with reimbursable out-of-pocket expenses as a component of service revenue in 2018, as discussed above. This increase was partially offset by: (i) an $11.6 million unfavorable impact from adoption of ASC 606; (ii) a less favorable revenue mix due to lower customer contract modifications in our Clinical Solutions segment; and (iii) a reduction in revenue of approximately $3.8 million due to the fair value adjustments required by purchase accounting.
During the three months ended March 31, 2018, one customer accounted for 10.7% of our total consolidated service revenue (which includes revenue associated with reimbursable out-of-pocket expenses as a result of our adoption of ASC 606). No single customer accounted for greater than 10% of our total consolidated service revenue for the three months ended March 31, 2017. Service revenue from our top five customers accounted for approximately 23.6% and 31.0% of total consolidated service revenue for the three months ended March 31, 2018 and 2017, respectively.
Service revenue for each of our segments was as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2018	% of total	2017	% of total	Change
Clinical Solutions	$786,839	74.4%	$249,497	99.0%	$537,342	215.4%
Commercial Solutions	270,357	25.6%	2,581	1.0%	267,776	n/m
Total service revenue	$1,057,196		$252,078		$805,118	319.4%
Clinical Solutions
Our Clinical Solutions segment is a leading global CRO that is therapeutically-focused and offers a variety of clinical development services spanning Phase I to Phase IV, including full-service global studies, as well as unbundled service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. For the three months ended March 31, 2018, our Clinical Solutions segment generated service revenue of $786.8 million, representing approximately 74.4% of service revenue for the period. For the three months ended March 31, 2017, our Clinical Solutions segment generated service revenue of $249.5 million, representing approximately 99.0% of service revenue for the period.
For the three months ended March 31, 2018, our service revenue attributable to the Clinical Solutions segment increased compared to the same period in the prior year primarily due to: (i) the Merger with inVentiv in August 2017; and (ii) inclusion of revenue associated with reimbursable out-of-pocket expenses as a component of service revenue in 2018 according to the requirements of new revenue recognition standard, as discussed above. This increase was partially offset by a less favorable revenue mix due to lower customer contract modifications during the three months ended March 31, 2018.
Commercial Solutions

Our Commercial Solutions segment is a leading provider of a full suite of complementary commercialization services including outsourced field selling solutions, medication adherence, communications (public relations and advertising), and consulting services. For the three months ended March 31, 2018, our Commercial Solutions segment generated service revenue of $270.4 million, representing approximately 25.6% of service revenue for the period. For the three months ended March 31, 2017, our Commercial Solutions segment generated service revenue of $2.6 million, representing approximately 1.0% of service revenue for the period.
For the three months ended March 31, 2018, our service revenue attributable to the Commercial Solutions segment increased compared to the same periods in the prior year due to the Merger with inVentiv in August 2017. While our Commercial Solutions service revenue increased on a comparative basis due to the Merger, service revenue associated with this segment declined compared to the amounts reported by inVentiv in periods prior to the Merger, primarily as a result of project cancellations, and customer downsizing within our selling solutions and communications service offerings, along with lower new business awards in 2017 that reduced 2018 revenue.
Direct Costs and Reimbursable Out-of-Pocket Expenses
Direct costs and reimbursable out-of-pocket expenses were comprised of the following (in thousands, except percentages):

	Three Months Ended March 31,
	2018(a)	2017(b)	Change
Direct costs (exclusive of depreciation and amortization)	$532,057	$154,835	$377,222	243.6%
Reimbursable out-of-pocket expenses	308,766	129,840	178,926	137.8%
Total direct costs and reimbursable out-of-pocket expenses	$840,823	$284,675	$556,148	195.4%
Percentage of service revenue	79.5%	74.5%	5.0%	6.7%
Gross margin percentage	20.5%	38.6%	(18.1)%	(46.9)%
(a) As a result of the adoption of the new revenue recognition standard on January 1, 2018, we allocate reimbursable out-of-pocket expenses to our gross margin and the related percentage.
(b) Prior to the adoption of the new revenue standard on January 1, 2018, reimbursable out-of-pocket expenses were not included in our calculation of gross margin and the related percentage.
Direct Costs
Direct costs consist principally of compensation and benefits expenses associated with our employees and other employee-related costs. While we can manage the majority of these costs relative to the amount of contracted services we have during any given period, direct costs as a percentage of service revenue may vary from period to period. Such fluctuations are due to a variety of factors, including, among others, (i) the level of staff utilization created by our ability to effectively manage our workforce, (ii) adjustments to the timing of work on specific customer contracts, (iii) the experience mix of personnel assigned to projects, and (iv) the service mix and pricing of our contracts. In addition, as global projects wind down or as delays and cancellations occur, staffing levels in certain countries or functional areas can become misaligned with the current business volume.
For the three months ended March 31, 2018, our direct costs increased by $377.2 million, or 243.6%, to $532.1 million from $154.8 million for the three months ended March 31, 2017. The increase was primarily driven by the Merger with inVentiv which increased our worldwide employee base by approximately 15,000 employees in August 2017, which resulted in an overall increase in direct costs compared to the prior year, primarily related to salaries, benefits, and incentive compensation expense. The following is a summary of the year-over-year fluctuation in components of direct costs (in thousands):

Three Months Ended March 31, 2018 to 2017
Change in:
Salaries, benefits, and incentive compensation	$328,979
Facilities and IT related costs	27,182
Other	21,061
Total	$377,222
Reimbursable Out-of-Pocket Expenses
Reimbursable out-of-pocket expenses represent expenses typically not associated with our services which are passed through and reimbursed by our customers at actual cost. Such expenses are incurred within both our clinical and commercial businesses and are generally comprised of (i) physician and investigator fees, project management, data management and other site-facing study costs, (ii) travel-related expenses, (iii) certain compensation and bonuses of sales representatives and other project team personnel, and (iv) various vendor and third-party fees related to meetings, transportation, sales, marketing, communication, training, storage and other miscellaneous project expenses incurred under contracts. These expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity, and do not necessarily change in direct correlation to fee revenue.
For the three months ended March 31, 2018, reimbursable out-of-pocket expenses increased by $178.9 million, or 137.8%, as compared to the three months ended March 31, 2017. This increase was primarily due to the Merger with inVentiv which resulted in the increase in the number of studies in which these expenses are incurred.
Clinical Solutions
Direct costs and reimbursable out-of-pocket expenses for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2018(a)	2017(b)	Change
Direct costs	$353,893	$149,887	$204,006	136.1%
Reimbursable out-of-pocket expenses	261,478	—	$261,478	n/m
Total segment direct costs and reimbursable out-of-pocket expenses	$615,371	$149,887	$465,484	310.6%
Percentage of service revenue	58.2%	59.5%	(1.3)%
Gross margin percentage	21.8%	39.9%	(18.1)%
(a) As a result of the adoption of the new revenue recognition standard on January 1, 2018, we allocate reimbursable out-of-pocket expenses to our operating segments.
(b) Prior to the adoption of the new revenue standard on January 1, 2018, reimbursable out-of-pocket expenses were not allocated to operating segments and therefore are not presented in segment related disclosures for periods prior to 2018.
For the three months ended March 31, 2018 and 2017, direct costs associated with our Clinical Solutions segment were $353.9 million and $149.9 million, respectively, or 67.0% and 98.5%, respectively, of segment direct costs. For the three months ended March 31, 2018, Clinical Solutions direct costs increased by $204.0 million, or 136.1%, as compared to the three months ended March 31, 2017. The increases in direct costs associated with our Clinical Solutions segment was primarily due to the overall increase in personnel costs as a result of the Merger, as well as costs incurred with respect to the underutilized staff retained in anticipation of work that was delayed.
For the three months ended March 31, 2018, reimbursable out-of-pocket expenses associated with our Clinical Solutions segment were $261.5 million, representing approximately 84.7% of the total reimbursable out-of-pocket expenses for the period.
Clinical Solutions gross margin was 21.8% for the three months ended March 31, 2018, compared to 39.9% for the three months ended March 31, 2017. Gross margin declined in the first quarter of 2018 compared to the first quarter of 2017 primarily due to: (i) inclusion of revenue associated with reimbursable out-of-pocket expenses as a component of service revenue in 2018, which accounted for approximately 10.8% of the decrease; (ii) the mix of customers and service offerings added as a result of the Merger having lower gross margin profile compared to our historical mix of customers and services; (iii) a less favorable revenue mix due to lower customer contract modifications; and (iv) elimination of $3.4 million of revenue from 2018 results due to purchase accounting requirements that otherwise would have been recognized by inVentiv. Specifically, inVentiv’s legacy Clinical Solutions business has historically had a higher proportion of contracts from the top 20 biopharmaceutical companies and a higher proportion of FSP services revenue, both of which typically have a lower margin profile than our historical mix of customers and services.
Commercial Solutions
Direct costs and reimbursable out-of-pocket expenses for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2018(a)	2017(b)	Change
Direct costs	$174,412	$2,235	$172,177	n/m
Reimbursable out-of-pocket expenses	47,288	—	$47,288	n/m
Total segment direct costs and reimbursable out-of-pocket expenses	$221,700	$2,235	$219,465	n/m
Percentage of service revenue	21.0%	0.9%	20.1%
Gross margin percentage	18.0%	13.4%	4.6%
(a) As a result of the adoption of the new revenue recognition standard on January 1, 2018, we allocate reimbursable out-of-pocket expenses to our operating segments.
(b) Prior to the adoption of the new revenue standard on January 1, 2018, reimbursable out-of-pocket expenses were not allocated to operating segments and therefore are not presented in segment related disclosures for fiscal periods prior to 2018.
For the three months ended March 31, 2018, direct costs associated with our Commercial Solutions segment were $174.4 million, representing approximately 33.0% of segment direct costs for the period. For the three months ended March 31, 2017, direct costs associated with our Commercial Solutions segment were $2.2 million, representing approximately 1.5% of segment direct costs for the period. The increase in direct costs associated with our Commercial Solutions segment was primarily due to the 2017 Merger with inVentiv.
For the three months ended March 31, 2018, reimbursable out-of-pocket expenses associated with our Commercial Solutions segment were $47.3 million, representing approximately 15.3% of total reimbursable out-of-pocket expenses for the period.
The Commercial Solutions gross margin was 18.0% for the three months ended March 31, 2018, compared to 13.4% for the three months ended March 31, 2017.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were as follows (in thousands, except percentages):

	Three Months Ended
	March 31, 2018	March 31, 2017	Change
Selling, general, and administrative	$99,259	$44,934	$54,325	120.9%
Percentage of service revenue	9.4%	17.8%
Selling, general, and administrative expenses increased by $54.3 million, or 120.9%, to $99.3 million for the three months ended March 31, 2018 from $44.9 million for the three months ended March 31, 2017. This increase was primarily due to the Merger with inVentiv in August 2017 which increased our overall expenses, including an increase to our employee base by approximately 15,000 employees.
The following is a summary of the year-over-year fluctuation in components of selling, general, and administrative expenses (in thousands):

Three Months Ended March 31, 2018 to 2017
Change in:
Salaries, benefits, and incentive compensation	$35,617
Professional services fees	11,513
Other expenses	7,195
Total	$54,325
Selling, general, and administrative expenses as a percentage of service revenue were 9.4% for the three months ended March 31, 2018, compared to 17.8% for the three months ended March 31, 2017. Of the decrease from the comparable quarter in the prior year, approximately 3.9% related to the inclusion of reimbursable out-of-pocket expenses as a component of service revenue in 2018 as required by the new revenue recognition standard.
Restructuring and Other Costs
Restructuring and other costs were $13.7 million for the three months ended March 31, 2018. In connection with the Merger, we established a restructuring plan to eliminate redundant positions and reduce our facility footprint worldwide. We expect to continue our ongoing evaluations of our workforce and facilities infrastructure needs through 2020 in an effort to optimize our resources worldwide. During the three months ended March 31, 2018, we recognized approximately $8.4 million of employee severance and benefit costs, $2.2 million of facility closure and lease termination costs, and $0.3 million of other costs related to the Merger. We expect to incur significant costs related to the restructuring of our operations in order to achieve the targeted synergies as a result of the Merger over the next several years. However, the timing and the estimate of the amount of these costs depends on various factors, including, but not limited to, (i) the identification of synergy opportunities and (ii) the execution of the integration of our combined operations.
Additionally, during the three months ended March 31, 2018, we recognized approximately $0.2 million of employee severance costs and incurred $0.8 million of facility closure and lease termination costs related to the our pre-Merger restructuring activities. We also incurred $1.7 million of consulting costs related to the continued consolidation of our legal entities and restructuring of our contract management process to meet the requirements of the new revenue recognition accounting standard adopted on January 1, 2018, and $0.1 million of other costs during the three months ended March 31, 2018.
Restructuring and other costs were $1.9 million for the three months ended March 31, 2017. In July 2016, we entered into a transition agreement with our former Chief Executive Officer ("CEO") related to his transition from the position of CEO effective October 1, 2016, and subsequent services to be rendered through his separation date of February 28, 2017. Payments under this agreement are expected to be made through August 2018. In addition, in September 2016, we entered into retention agreements with certain key employees coinciding with the CEO transition for retention periods of up to one year. For the three months ended March 31, 2017, we recognized $0.4 million of costs associated with the retention agreements and expect to incur an additional $0.4 million of costs related to these agreements through August 2017.
For the three months ended March 31, 2017, we incurred $0.7 million of facility closure and lease costs related to our focus on optimizing our resources worldwide. Additionally, during the three months ended March 31, 2017, we incurred $0.3 million of consulting costs related to the continued consolidation of our legal entities and restructuring of our contract management process in preparation for the adoption of the new revenue recognition accounting standard in 2018, and $0.6 million of other costs.
Transaction and Integration-Related Expenses

Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Professional fees	$14,700	$2
Integration and personnel retention-related costs	9,293	—
Contingent tax-sharing obligations fair value adjustment	1,194	—
Other	24	—
Total transaction and integration-related expenses	$25,211	$2
We expect to incur additional transaction and integration expenses associated with the Merger. The timing and the amount of these expenses will depend on the identification of synergy opportunities and the timing and execution of our integration activities.
Additionally, in connection with the Merger, we entered into retention agreements with certain key employees. During the three months ended March 31, 2018, we recognized $6.7 million of expenses related to these retention agreements, which are reflected in the “Integration and personnel retention-related costs” line item in the table above. We expect to incur approximately $2.2 million of additional expenses which are expected to be paid in May 2018.
There were no material transaction expenses during the three months ended March 31, 2017.

Depreciation and Amortization Expense
Total depreciation and amortization expense increased to $68.0 million for the three months ended March 31, 2018 from $15.6 million for the three months ended March 31, 2017. This increase was primarily due to: (i) an increase in amortization expense related to the assumption of intangible assets as part of the Merger; and (ii) an increase in depreciation expense due to assets obtained in the Merger and our continued investment in information technology and facilities to support growth in our operational capabilities and optimization of our infrastructure.

Other Expense, Net
Other expense, net consisted of the following (in thousands, except percentages):

	Three Months Ended
	March 31, 2018	March 31, 2017	Change
Interest income	$839	$112	$727	649.1%
Interest expense	(31,736)	(3,100)	(28,636)	(923.7)%
Loss on extinguishment of debt	(248)	—	(248)	(100.0)%
Other expense, net	(12,554)	(3,457)	(9,097)	(263.1)%
Total other expense, net	$(43,699)	$(6,445)	$(37,254)	(578.0)%
Total other expense, net increased to net expense of $43.7 million for the three months ended March 31, 2018 from net expense of $6.4 million for the three months ended March 31, 2017. This increase is predominantly related to: (i) an increase in interest expense due to higher debt balances as a result of the Merger; and (ii) increased foreign currency losses incurred as a result of exchange rate fluctuations related to monetary asset balances denominated in currencies other than functional currency. Strengthening of foreign currencies against the U.S. dollar may create losses in future periods to the extent that our subsidiaries who use local currency as their functional currency maintain net assets and liabilities balances not denominated in their functional currency.
Income Tax Benefit (Expense)
Income tax benefit (expense) for the three months ended March 31, 2018 was an income tax benefit of $9.0 million, compared to an income tax expense of $7.1 million for the three months ended March 31, 2017. Variances between effective income tax rate and the statutory income tax rate of 21.0% for the three months ended March 31, 2018 were primarily due to: (i) research tax credits in foreign jurisdictions; (ii) a decrease in unrecognized tax benefits; and (iii) a change in the valuation allowance on certain domestic deferred tax assets.
Variances between effective income tax rate and the statutory income tax rate of 35.0% for the three months ended March 31, 2017 were primarily due to: (i) income earned in various international tax jurisdictions that apply lower income tax rates; (ii) research tax credits; and (iii) discrete tax adjustments related to excess tax benefits on share-based compensation payments.
Net (Loss) Income
For the three months ended March 31, 2018 we incurred a net loss of $24.6 million compared to net income of $21.2 million for the three months ended March 31, 2017. Net loss for the three months ended March 31, 2018 was primarily due to a decrease in income from operations. As a result of the Merger, we incurred higher than normal costs associated with: (i) transaction and integration-related costs; (ii) restructuring and other costs; and (iii) depreciation and amortization expense. Additionally, other expense, net, increased predominantly as a result of higher debt balances which increased interest expense during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	March 31, 2018	December 31, 2017
Balance sheet statistics:
Cash and cash equivalents (a)	$186,719	$321,262
Working capital (excluding restricted cash)	107,916	261,903
(a) As of March 31, 2018 and December 31, 2017, cash and cash equivalents held by our foreign subsidiaries were $62.1 million and $192.0 million, respectively. A portion of these cash and cash equivalent balances may be subject to foreign withholding and U.S. taxation, if repatriated.
As of March 31, 2018, we had $186.7 million of cash and cash equivalents. In addition, we had $485.6 million (net of $14.4 million in outstanding letters of credit) available for borrowing under our $500.0 million revolving credit facility.
We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations and funds available through various borrowing arrangements. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of service offerings, possible acquisitions, integration and restructuring costs, geographic expansion, working capital, and other general corporate expenses. Based on the past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facility will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations and other currently anticipated liquidity requirements for at least the next 12 months.
Indebtedness
At March 31, 2018, we had approximately $2.95 billion of total principal indebtedness (including $31.5 million of capital leases), comprised of $2.52 billion in term loan debt and $403.0 million in Senior Notes, of which $2.42 billion was subject to variable interest rates. In addition, as of March 31, 2018 we had $485.6 million (net of $14.4 million in outstanding letters of credit) of available borrowings for working capital and other purposes under the Revolver and $1.2 million of letters of credit that were not secured by the Revolver. During March 2018, we made a voluntary prepayment of $25.0 million on the Term Loan B, which was applied against the regularly-scheduled quarterly principal payments. As a result of the prepayment, we are not required to make a mandatory principal payment against the Term Loan B until July 29, 2022.
Additionally, the lease agreement for our new corporate headquarters in Morrisville, North Carolina includes a provision which requires us to issue a letter of credit in certain amounts to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). From June 14, 2017 through June 14, 2020, if our debt rating is Ba3 or better, no letter of credit is required, or if our debt rating is B1 or lower, a letter of credit equal to 25% of the remaining minimum annual rent and estimated operating expenses (approximately $24.2 million as of March 31, 2018) is required to be issued to the landlord. This letter of credit would remain in effect until our debt rating increased to Ba3 and is maintained for a twelve-month period. After June 14, 2020, if our debt rating is Ba2 or better, no letter of credit is required; if our debt rating is Ba3, a letter of credit equal to 25% of the then remaining minimum annual rent and estimated operating expenses is required to be issued to the landlord (estimated at approximately $22.0 million as of March 31, 2018); or if our debt rating is B1 or lower, a letter of credit equal to 100% of the then remaining minimum annual rent and estimated operating expenses is required to be issued to the landlord (estimated at approximately $87.9 million as of March 31, 2018). These letters of credit would remain in effect until our debt rating is Ba2 or better and maintained for a twelve-month period.

As of as of March 31, 2018 (and through the date of this filing), our credit rating was Ba3. As such, no letter of credit is currently required. Any letters of credit issued in accordance with the aforementioned requirements would be issued under our Revolver, and would reduce its available borrowing capacity by the same amount accordingly.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. Our ability to meet our cash needs through cash flows from operations will depend on the demand for our services, as well as general economic, financial, competitive, and other factors, many of which are beyond our control. Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, acquisitions, investments, and other general corporate requirements. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, acquisitions or investments, selling assets, restructuring or refinancing our debt, reducing the scope of our operations and growth plans, or seeking additional capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our 2017 Credit Agreement contains covenant restrictions that limit our ability to direct the use of proceeds from any disposition of assets and, as a result, we may not be allowed to use the proceeds from any such dispositions to satisfy all current debt service obligations.
2018 Stock Repurchase Program
On February 26, 2018, our Board of Directors authorized the repurchase of up to an aggregate of $250.0 million of our common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or privately negotiated transactions. The stock repurchase program commenced on March 1, 2018 and will end no later than December 31, 2019. We intend to use cash on hand and future free cash flow to fund the stock repurchase program.
In March 2018, we repurchased 948,100 shares of our common stock in open market transactions at an average price of $39.55 per share, resulting in a total purchase price of approximately $37.5 million. As of March 31, 2018, we had remaining authorization to repurchase up to $212.5 million of shares of our common stock under the 2018 stock repurchase program.
We are not obligated to repurchase any particular amount of our common stock, and the stock repurchase program may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases is determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements for cash, and overall market conditions. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws.

Cash and Cash Equivalents
Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended
	March 31, 2018	March 31, 2017	Change
Net cash (used in) provided by operating activities	$(46,985)	$75,699	$(122,684)
Net cash used in investing activities	(21,286)	(10,571)	(10,715)
Net cash used in financing activities	(69,877)	(6,020)	(63,857)
Cash Flows from Operating Activities
For the three months ended March 31, 2018, our operating activities used $47.0 million in cash, consisting of net loss of $24.6 million, adjusted for net non-cash items of $74.9 million primarily related to depreciation and amortization expense, changes in deferred income taxes, share-based compensation expense, and foreign currency adjustments. Cash used for changes in operating assets and liabilities was $97.3 million, consisting primarily of cash outflows as a result of a net increase in accounts receivable, unbilled services, and advanced billings, partially offset by a decrease in other assets and liabilities.
For the three months ended March 31, 2017, our operating activities provided $75.7 million in cash, consisting of net income of $21.2 million, adjusted for net non-cash items of $24.8 million primarily related to depreciation and amortization, share-based compensation, and foreign currency adjustments. Additionally, cash provided by changes in operating assets and liabilities was $29.7 million, consisting primarily of cash inflow as a result of: (i) a decrease in billed and unbilled accounts receivable; and (ii) an increase in contract liabilities. Partially offsetting this cash inflow was cash outflow due to increase in accounts payable and accrued liabilities.
The changes in operating assets and liabilities result primarily from the net change in billed and unbilled accounts receivable, contract assets and contract liabilities, coupled with changes in accrued liabilities. Fluctuations in billed and unbilled receivables, contract assets and contract liabilities occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services, contract assets and contract liabilities can vary significantly from period to period.
Cash flows from operations decreased by $122.7 million during the three months ended March 31, 2018, compared to the three months ended March 31, 2017, due to a decrease in the cash inflow from working capital of $127.1 million and the year-over-year decrease in net income of $45.7 million. The decrease in cash inflow from working capital was primarily due to an increase in our days sales outstanding (“DSO”) compared to the same period in the prior year. The lower cash flow from operations for the first quarter, and resulting increase in DSO, were largely driven by a temporary delay in billing and collections associated with our integration activities, primarily the consolidation of our financial and billing platforms, the off-shoring of certain functions, and the transition to ASC 606.

Impact of the Merger on Cash Flows from Operating Activities
As a result of the Merger with inVentiv, our operating cash flows may be significantly negatively affected in future periods. In particular, we have incurred and continue to incur substantial expenses related to the consummation of the Merger and subsequent integration activities that we anticipate will continue for the next 12 to 18 months. For example, during the three months ended March 31, 2018, we incurred $25.2 million in transaction and integrated-related expenses related to the Merger, of which $24.0 million has impacted our operating cash flows in the current period or will impact operating cash flows in the future.
In addition, as a result of the Merger, our total indebtedness increased by $2.46 billion to $2.95 billion as of March 31, 2018, of which $2.42 billion is subject to variable interest rates, as compared to total indebtedness of $490.0 million as of March 31, 2017. As a result, we anticipate that our interest expense and corresponding operating cash outflows will be higher in future periods on a comparative basis. This additional expense will place further demand on and may significantly reduce our cash flows from operations in future periods. Our business may not continue to generate cash flows from operations in the future that is sufficient to service and repay our increased debt obligations.
Cash Flows from Investing Activities
For the three months ended March 31, 2018, we used $21.3 million in cash for investing activities primarily due to capital expenditures related to purchases of property and equipment. For the full year 2018, we expect our total capital expenditures to be between $85.0 million and $95.0 million. This estimate includes expenditures associated with planned consolidation of our corporate headquarters facility in Morrisville, North Carolina, as well as expenditures related to a new site in Farnborough, United Kingdom which will replace our Camberley, United Kingdom location. These moves will coincide with the near-term expiration of our existing leases.
For the three months ended March 31, 2017, we used $10.6 million in cash for investing activities for the purchases of property and equipment.
Cash Flows from Financing Activities
For the three months ended March 31, 2018, our financing activities used $69.9 million in cash, consisting primarily of: (i) payments of $37.5 million for the repurchase of our common stock under the 2018 repurchase program; (ii) repayments of long-term debt of $31.3 million, including a voluntary prepayment of $25.0 million against the principal balance of our Term Loan B; and (iii) repayments of capital lease obligations of $4.5 million. These payments were partially offset by proceeds of $5.7 million received from the exercise of stock options.
For the three months ended March 31, 2017, we used $6.0 million in cash for financing activities, consisting of net repayments of $10.0 million under the revolving line of credit and payments of $1.2 million related to tax withholdings for share-based compensation. These payments were partially offset by proceeds of $5.2 million received from the exercise of stock options.
Contractual Obligations and Commitments
We do not have any off-balance sheet arrangements except for operating leases entered into in the normal course of business. There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, revenues, and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, share-based compensation, valuation of goodwill and identifiable intangibles, tax-related contingencies and valuation allowances, allowance for doubtful accounts, and litigation contingencies, among others. These estimates are based on the information available to management at the time these estimates, judgments and assumptions are made. Actual results may differ materially from these estimates. The following policies have been updated as a result of the adoption Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). For additional information on all of our critical accounting policies and estimates, see Part II - Item 7 - Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Revenue Recognition
We adopted the ASC 606 - Revenue from Contracts with Customers and all the related amendments (“new revenue standard” or “ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Our reported results for the three months ended March 31, 2018 reflect the application of ASC 606, while the reported results for the three months ended March 31, 2017 were prepared under ASC 605 - Revenue Recognition and other authoritative guidance in effect for this period. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these services.
A performance obligation is a promise (or a combination of promises) in a contract to transfer distinct goods or services to a customer and is the unit of accounting under ASC 606 for the purposes of revenue recognition. A contract’s transaction price is allocated to each separate performance obligation based upon the standalone selling price and is recognized as revenue, when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation because the promise to transfer individual services is not separately identifiable from other promises in the contracts, and therefore, is not distinct. For contracts with multiple performance obligations, the contract’s transaction price is allocated to each performance obligation using the best estimate of the standalone selling price of each distinct good or service in the contract.
The majority of our revenue arrangements are service contracts that range in duration from a few months to several years. Substantially all of our performance obligations, and associated revenue, are transferred to the customer over time. We generally receive compensation based on measuring progress toward completion using anticipated project budgets for direct labor and prices for each service offering. We are also reimbursed for certain third party pass-through and out-of-pocket costs. In addition, in certain instances a customer contract may include forms of variable consideration such as incentive fees, volume rebates or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics, program milestones or cost targets. For the purposes of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount to be recorded is estimated based on the assessment of our anticipated performance and consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.
Most of our contracts can be terminated by the customer without cause with a 30-day notice. In the event of termination, our contracts generally provide that the customer pay us for fees earned through the termination date; fees and expenses for winding down the project, which include both fees incurred and actual expenses; non-cancellable expenditures; and in some cases, a fee to cover a portion of the remaining professional fees on the project. Our long term clinical trial contracts contain implied substantive termination penalties because of the significant wind-down cost of terminating a clinical trial. These provisions for termination penalties result in these types of contracts being treated as long term for revenue recognition purposes.
Changes in the scope of work are common, especially under long-term contracts, and generally result in a renegotiation of future contract pricing terms and change in contract transaction price. If the customer does not agree to a contract modification, we could bear the risk of cost overruns. Most of our contract modifications are for services that are not distinct from the services under the existing contract due to the significant integration service provided in the context of the contract and therefore result in a cumulative catch-up adjustment to revenue at the date of contract modification.
Contract Balances
Contract assets include unbilled amounts typically resulting from revenue recognized in excess of the amounts billed to the customer for which the right to payment is subject to factors other than the passage of time. These amounts may not exceed their net realizable value. Contract assets are generally classified as current. Contract liabilities consist of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period. Non-current portion of contract liabilities is included in the “Other long-term liabilities” line item in the accompanying unaudited condensed consolidated balance sheet. Contract assets and liabilities are presented on the balance sheet net on a contract-by-contract basis at the end of each reporting period.
Recently Issued Accounting Standards
For a description of recently issued accounting pronouncements, including the expected dates of adoption and the estimated effects, if any, on our unaudited condensed consolidated financial statements, see “Note 1 - Basis of Presentation and Changes in Significant Accounting Policies“ to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
Changes in Internal Controls
During the quarter ended March 31, 2018, we implemented a plan that called for modifications and additions to internal control over financial reporting related to the accounting for revenue as a result of the new revenue recognition standard. The modified and new controls have been designed to address risks associated with recognizing revenue under the new standard. We have therefore augmented our internal control over financial reporting as follows:

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

There were no changes, other than described above, in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against us and certain of our officers on behalf of a putative class of our shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.), names as defendants us, Michael Bell, Alistair MacDonald, Michael Gilbertini, and Gregory S. Rush, and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.), filed on January 25, 2018, names as defendants us, Alistair MacDonald, and Gregory S. Rush. Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of our common stock between May 10, 2017 and November 8, 2017 (Vaitkuvienë action) and November 9, 2017 (Bermudez action). The complaints allege that we published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders of ours filed motions both seeking to be appointed lead plaintiff and approving the selection of lead counsel. These motions remain pending. On March 30, 2018, Plaintiff Bermudez filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. We and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims.
Item 1A. Risk Factors.
There have been no significant changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. See “Risk Factors” in Part 1, Item 1A of that report for a detailed discussion of risk factors affecting the Company.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
Not applicable.
Use of Proceeds from Registered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
On February 26, 2018, the Board authorized the repurchase of up to an aggregate of $250.0 million of our common stock, par value $0.01 per share, from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or privately negotiated transactions. The stock repurchase program commenced on March 1, 2018 and will end no later than December 31, 2019. We intend to use cash on hand and future free cash flow to fund the stock repurchase program. The stock repurchase program does not obligate us to repurchase any particular amount of our common stock, and may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases is determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements, and overall market conditions. The stock repurchase program is subject to applicable legal requirements, including federal and state securities laws. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law.
In March 2018, we repurchased 948,100 shares of our common stock in open market transactions at an average price of $39.55 per share, resulting in a total purchase price of approximately $37.5 million. As of March 31, 2018, we have remaining authorization to repurchase up to $212.5 million of shares of our common stock under the stock repurchase program.
The following table summarizes the stock repurchase program activity for the three months ended March 31, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to the repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except share and per share data)
January 1, 2018 - January 31, 2018	—	$—	—	$—
February 1, 2018 - February 28, 2018	—	$—	—	$250,000
March 1, 2018 - March 31, 2018	948,100	$39.55	948,100	$212,507
	948,100		948,100
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment of Certificate of Incorporation of Syneos Health, Inc.	8-K	001-36730	3.1	January 8, 2018
3.2	Amended and Restated Bylaws of Syneos Health, Inc.	8-K	001-36730	3.2	January 8, 2018
10.1	Amendment No. 1 to the Credit Agreement, dated as of May 4, 2018, among Syneos Health, Inc., the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and each of the other parties thereto.	8-K	001-36730	10.1	May 7, 2018
10.2#	Letter Agreement, dated January 3, 2018, between INCResearch Holdings, Inc. and Gregory S. Rush.	8-K	001-36730	10.1	January 3, 2018
10.3#	Executive Employment Agreement, effective April 8, 2014, by and between INC Research, LLC and Jason Meggs.	—	—	—	Filed herewith
10.4#	Letter Agreement, dated March 20, 2018, by and among Syneos Health, Inc. and Jason Meggs.	—	—	—	Filed herewith
10.5#	Letter Agreement, effective May 6, 2018, by and among Syneos Health, Inc. and Jason Meggs.	—	—	—	Filed herewith
10.6#	Form of Performance-Based Restricted Stock Unit Award Agreement under the INC Research Holdings, Inc. 2014 Equity Incentive Plan.	—	—	—	Filed herewith
10.7#	Form of Global Restricted Stock Unit Award Agreement under the INC Research Holdings, Inc. 2014 Equity Incentive Plan for the Chief Executive Officer.	—	—	—	Filed herewith
10.8#	Form of Global Restricted Stock Unit Award Agreement under the INC Research Holdings, Inc. 2014 Equity Incentive Plan for the Chief Financial Officer.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
# Denotes management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on May 8, 2018.

SYNEOS HEALTH, INC.

Date: May 8, 2018	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment of Certificate of Incorporation of Syneos Health, Inc.	8-K	001-36730	3.1	January 8, 2018
3.2	Amended and Restated Bylaws of Syneos Health, Inc.	8-K	001-36730	3.2	January 8, 2018
10.1	Amendment No. 1 to the Credit Agreement, dated as of May 4, 2018, among Syneos Health, Inc., the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and each of the other parties thereto.	8-K	001-36730	10.1	May 7, 2018
10.2#	Letter Agreement, dated January 3, 2018, between INC Research Holdings, Inc. and Gregory S. Rush.	8-K	001-36730	10.1	January 3, 2018
10.3#	Executive Employment Agreement, effective April 8, 2014, by and between INC Research, LLC and Jason Meggs.	—	—	—	Filed herewith
10.4#	Letter Agreement, dated March 20, 2018, by and among Syneos Health, Inc. and Jason Meggs.	—	—	—	Filed herewith
10.5#	Letter Agreement, effective May 6, 2018, by and among Syneos Health, Inc. and Jason Meggs.	—	—	—	Filed herewith
10.6#	Form of Performance-Based Restricted Stock Unit Award Agreement under the INC Research Holdings, Inc. 2014 Equity Incentive Plan.	—	—	—	Filed herewith
10.7#	Form of Global Restricted Stock Unit Award Agreement under the INC Research Holdings, Inc. 2014 Equity Incentive Plan for the Chief Executive Officer.	—	—	—	Filed herewith
10.8#	Form of Global Restricted Stock Unit Award Agreement under the INC Research Holdings, Inc. 2014 Equity Incentive Plan for the Chief Financial Officer.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

# Denotes management contract or compensatory plan.