Form 10-Q
period 2018-06-30
Syneos Health, Inc.
filed 2018-08-02
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 26, 2018, there were approximately 102,882,326 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Service revenue	$1,072,530	$258,087	$2,129,726	$510,165
Reimbursable out-of-pocket expenses	—	133,048	—	262,888
Total revenue	1,072,530	391,135	2,129,726	773,053

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	547,993	162,010	1,080,050	316,845
Reimbursable out-of-pocket expenses	299,472	133,048	608,238	262,888
Selling, general, and administrative	100,218	42,531	199,477	87,465
Restructuring and other costs	8,591	4,029	22,298	5,956
Transaction and integration-related expenses	18,032	23,739	43,243	23,741
Depreciation	17,557	6,066	35,585	12,230
Amortization	49,945	9,462	99,938	18,926
Total operating expenses	1,041,808	380,885	2,088,829	728,051
Income from operations	30,722	10,250	40,897	45,002

Other (expense) income, net:
Interest income	1,655	152	2,494	264
Interest expense	(32,894)	(3,286)	(64,630)	(6,386)
Loss on extinguishment of debt	(1,877)	—	(2,125)	—
Other income (expense), net	32,001	(6,754)	19,447	(10,211)
Total other expense, net	(1,115)	(9,888)	(44,814)	(16,333)
Income (loss) before provision for income taxes	29,607	362	(3,917)	28,669
Income tax (expense) benefit	(16,047)	3,027	(7,075)	(4,093)
Net income (loss)	$13,560	$3,389	$(10,992)	$24,576

Earnings (loss) per share:
Basic	$0.13	$0.06	$(0.11)	$0.45
Diluted	$0.13	$0.06	$(0.11)	$0.45
Weighted average common shares outstanding:
Basic	102,899	54,123	103,674	54,069
Diluted	104,005	55,307	103,674	55,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income (loss)	$13,560	$3,389	$(10,992)	$24,576
Unrealized loss on derivative instruments, net of income tax benefit of $0, $178, $0, and $91, respectively	(1,717)	(283)	(1,283)	(133)
Foreign currency translation adjustments, net of income tax (expense) of $0, $0, ($2,868) and $0, respectively	(69,169)	7,486	(35,246)	12,332
Comprehensive (loss) income	$(57,326)	$10,592	$(47,521)	$36,775

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$171,528	$321,262
Restricted cash	2,191	714
Accounts receivable billed, net	682,415	642,985
Accounts receivable unbilled	346,608	373,003
Contract assets	131,367	—
Prepaid expenses and other current assets	82,964	84,215
Total current assets	1,417,073	1,422,179
Property and equipment, net	163,500	180,412
Goodwill	4,275,485	4,292,571
Intangible assets, net	1,182,571	1,286,050
Deferred income tax assets	32,813	20,159
Other long-term assets	101,758	84,496
Total assets	$7,173,200	$7,285,867

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85,810	$58,575
Accrued liabilities	502,646	500,303
Contract liabilities	719,932	559,270
Current portion of capital lease obligations	15,201	16,414
Current portion of long-term debt	37,500	25,000
Total current liabilities	1,361,089	1,159,562
Capital lease obligations, non-current	13,241	20,376
Long-term debt, non-current	2,835,321	2,945,934
Deferred income tax liabilities	32,557	37,807
Other long-term liabilities	108,320	99,609
Total liabilities	4,350,528	4,263,288

Commitments and contingencies (Note 17)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value; 600,000,000 shares authorized, 102,871,399 and 104,435,501 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,029	1,044
Additional paid-in capital	3,371,316	3,414,389
Accumulated other comprehensive loss, net of tax	(55,064)	(22,385)
Accumulated deficit	(494,609)	(370,469)
Total shareholders' equity	2,822,672	3,022,579
Total liabilities and shareholders' equity	$7,173,200	$7,285,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(10,992)	$24,576
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	135,523	31,156
Amortization of capitalized loan fees and original issue discount, net of Senior Notes premium	(32)	402
Share-based compensation	16,254	12,048
(Recovery of) provision for doubtful accounts	(1,734)	158
Benefit from deferred income taxes	(7,682)	(9,081)
Foreign currency transaction adjustments	(19,633)	5,882
Fair value adjustment of contingent tax-sharing obligation	2,388	—
Loss on extinguishment of debt	2,125	—
Other non-cash items	4,056	700
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable, unbilled services, and advanced billings	(68,629)	31,868
Accounts payable and accrued expenses	(3,269)	8,694
Other assets and liabilities	16,799	(7,977)
Net cash provided by operating activities	65,174	98,426
Cash flows from investing activities:
Purchases of property and equipment	(32,586)	(15,974)
Net cash used in investing activities	(32,586)	(15,974)
Cash flows from financing activities:
Payments of debt financing costs	(3,421)	—
Repayments of long-term debt	(97,500)	—
Proceeds from revolving line of credit	—	15,000
Repayments of revolving line of credit	—	(40,000)
Payments of capital leases	(8,863)	—
Payments for repurchase of common stock	(74,985)	—
Proceeds from exercise of stock options	7,458	6,251
Payments related to tax withholding for share-based compensation	(2,383)	(1,179)
Net cash used in financing activities	(179,694)	(19,928)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,151)	4,688
Net change in cash, cash equivalents, and restricted cash	(148,257)	67,212
Cash, cash equivalents, and restricted cash - beginning of period	321,976	103,078
Cash, cash equivalents, and restricted cash - end of period	$173,719	$170,290

Supplemental disclosures of non-cash investing activities:
Purchases of property and equipment included in liabilities	$5,876	$3,110
Vehicles acquired through capital lease agreements	$4,589	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Changes in Significant Accounting Policies
Nature of Operations
Syneos Health, Inc. (the “Company”) is a global provider of end-to-end biopharmaceutical outsourcing solutions. The Company operates under two reportable segments, Clinical Solutions and Commercial Solutions, and derives its revenue through a suite of services designed to enhance its customers’ ability to successfully develop, launch, and market their products. The Company offers its solutions on both a standalone and integrated basis with biopharmaceutical development and commercialization services ranging from Phase I-IV clinical trial services to services associated with the commercialization of biopharmaceutical products. The Company’s customers include small, mid-sized, and large companies in the pharmaceutical, biotechnology, and medical device industries.
Merger
On August 1, 2017, the Company completed the merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc. Upon closing, inVentiv was merged with and into the Company, with the Company continuing as the surviving corporation. Beginning August 1, 2017, inVentiv’s results of operations are included in the accompanying unaudited condensed consolidated financial statements. For additional information related to the Merger, refer to “Note 3 - Business Combinations.”
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
The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018 or any other future period. The unaudited condensed consolidated balance sheet at December 31, 2017 is derived from the amounts in the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers. The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and six months ended June 30, 2018 reflect the application of ASC 606, while the reported results for the three and six months ended June 30, 2017 were prepared under ASC 605, Revenue Recognition (“ASC 605”). For additional information related to the impact of adopting this standard, refer to “Note 12 - Revenue from Contracts with Customers.”

Statement of Cash Flows - Restricted Cash. Effective January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to the Company’s unaudited condensed consolidated statements of cash flows. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets at June 30, 2018 and December 31, 2017, which sum to the total of such amounts in the consolidated statements of cash flows (in thousands):

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$171,528	$321,262
Restricted cash	2,191	714
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$173,719	$321,976
Comprehensive Income - Reclassifications of Certain Tax Effects. Effective January 1, 2018, the Company elected to early adopt ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. Under the updated accounting guidance, the Company is allowed to reclassify the stranded tax effects within accumulated other comprehensive income to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Act”) is recorded. Upon adoption, the Company recorded an increase to other comprehensive income of $3.9 million and a reduction in retained earnings of $3.9 million. There was no impact on prior periods.
Recently Issued Accounting Standards Not Yet Adopted
Leases. In February 2016, the Financial Accounting Standards board (“FASB”) issued ASU No. 2016-02, Leases. ASU 2016-02 requires organizations to recognize lease assets and lease liabilities on the balance sheet, including leases that were previously classified as operating leases. The ASU also requires additional disclosures about leasing arrangements related to the amount, timing, and uncertainty of cash flows arising from leases. The amendments in this ASU are effective for financial statements issued for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments is permitted and the new guidance will be applied using a modified retrospective approach. The Company continues to evaluate the impact of adopting this standard on its accounting policies, financial statements, business processes, systems and internal controls. Additionally, the Company has established a project management and implementation team consisting of internal resources and external advisors. These evaluation and implementation processes are expected to continue through 2018. The Company expects to recognize substantially all of its leases on the balance sheet by recording a right-to-use asset and a corresponding lease liability. The Company plans to adopt the standard on January 1, 2019.
2. Financial Statement Details
Cash and Cash Equivalents
Certain of the Company’s subsidiaries participate in a notional cash pooling arrangement to manage global liquidity requirements. The participants combine their cash balances in pooling accounts at the same financial institution with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. The net cash balance related to this pooling arrangement is included in the “Cash and cash equivalents” line item in the unaudited condensed consolidated balance sheet. The Company’s net cash pool position consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Gross cash position	$131,577	$195,376
Less: cash borrowings	(97,508)	(88,226)
Net cash position	$34,069	$107,150

Billed Accounts Receivable, Net
Billed accounts receivable, net consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Accounts receivable billed	$689,797	$652,061
Allowance for doubtful accounts	(7,382)	(9,076)
Accounts receivable billed, net	$682,415	$642,985
Accounts Receivable Factoring Arrangement
In May 2017, the Company entered into an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash. For the six months ended June 30, 2018, the Company factored $100.9 million of trade accounts receivable on a non-recourse basis and received $100.5 million in cash proceeds from the sale. The fees associated with this transaction were immaterial. The Company did not sell any trade accounts receivables under this agreement during the year ended December 31, 2017.
Accounts Receivable Financing Agreement
On June 29, 2018, the Company entered into, and on August 1, 2018 amended,an accounts receivable financing agreement with a termination date of June 29, 2020, unless terminated earlier pursuant to its terms. Under this agreement, certain of the Company’s consolidated subsidiaries will sell accounts receivable and unbilled services (including contract assets) balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”). The SPE can borrow up to $250.0 million from a third-party lender which is secured by liens on certain receivables and other assets of the SPE. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under this agreement. At June 30, 2018, there were no sales of accounts receivable under the accounts receivable financing agreement and the remaining maximum capacity available was $250.0 million, which is limited by a periodic calculation of the Company’s available borrowing base. As of the date of the amendment, the borrowing capacity is determined to be approximately $218.0 million.
For additional information related to the accounts receivable financing agreement, refer to “Note 4 - Long-Term Debt Obligations.”

Goodwill
Changes in the carrying amount of goodwill by segment for the six months ended June 30, 2018 were as follows (in thousands):

	Total	Clinical Solutions	Commercial Solutions
Balance at December 31, 2017:
Gross carrying amount	$4,308,737	$2,808,975	$1,499,762
Accumulated impairment losses (a)	(16,166)	(8,142)	(8,024)
Goodwill net of accumulated impairment losses	4,292,571	2,800,833	1,491,738
2018 Activity:
Business combinations (b)	(6,339)	(3,808)	(2,531)
Impact of foreign currency translation	(10,747)	(10,263)	(484)
Balance at June 30, 2018:
Gross carrying amount	4,291,651	2,794,904	1,496,747
Accumulated impairment losses (a)	(16,166)	(8,142)	(8,024)
Goodwill net of accumulated impairment losses	$4,275,485	$2,786,762	$1,488,723
(a) Accumulated impairment losses associated with the Clinical Solutions segment were recorded prior to 2018 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. Accumulated impairment losses associated with the Commercial Solutions segment were recorded prior to 2018 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the six months ended June 30, 2018.
(b) Amount represents measurement period adjustments to goodwill recognized in connection with the Merger. Goodwill associated with the Merger is not deductible for income tax purposes. Refer to “Note 3 - Business Combinations” for further information.
Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Foreign currency translation adjustments, net of tax	$(55,166)	$(23,514)
Unrealized gains on derivative instruments, net of tax	102	1,129
Accumulated other comprehensive loss, net of tax	$(55,064)	$(22,385)

Changes in accumulated other comprehensive gain (loss), net of tax for the three months ended June 30, 2018 were as follows (in thousands):

	Unrealized gain (loss) on derivative instruments, net of tax	Foreign currency translation adjustments, net of tax	Total
Balance at March 31, 2018	$1,819	$14,003	$15,822
Other comprehensive loss before reclassifications	(1,396)	(69,169)	(70,565)
Amount of gain reclassified from accumulated other comprehensive loss into statement of operations	(321)	—	(321)
Net current period other comprehensive loss, net of tax	(1,717)	(69,169)	(70,886)
Balance at June 30, 2018	$102	$(55,166)	$(55,064)
Changes in accumulated other comprehensive gain (loss), net of tax for the six months ended June 30, 2018 were as follows (in thousands):

	Unrealized gain (loss) on derivative instruments, net of tax	Foreign currency translation adjustments, net of tax	Total
Balance at December 31, 2017	$1,129	$(23,514)	$(22,385)
Reclassification of income tax benefit due to adoption of ASU 2018-02	256	3,594	3,850
Balance at January 1, 2018	1,385	(19,920)	(18,535)
Other comprehensive loss before reclassifications	(685)	(35,246)	(35,931)
Amount of gain reclassified from accumulated other comprehensive loss into the statements of operations	(598)	—	(598)
Net current period other comprehensive loss, net of tax	(1,283)	(35,246)	(36,529)
Balance at June 30, 2018	$102	$(55,166)	$(55,064)
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
For the three months ended June 30, 2018, income tax provision related to the components of other comprehensive loss was fully offset by the increase in the valuation allowance resulting in no tax impact for the period.
The tax effects allocated to each component of other comprehensive loss for the six months ended June 30, 2018 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$(32,378)	$(2,868)	$(35,246)
Unrealized loss on derivative instruments:
Unrealized loss arising during period	(685)	—	(685)
Reclassification adjustment of realized gains to net income	(598)	—	(598)
Net unrealized loss on derivative instruments	(1,283)	—	(1,283)
Other comprehensive loss	$(33,661)	$(2,868)	$(36,529)

The tax effects allocated to each component of other comprehensive income for the three months ended June 30, 2017 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$7,486	$—	$7,486
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during period	(271)	105	(166)
Reclassification adjustment for gains realized in net income	(190)	73	(117)
Net unrealized gain (loss) on derivative instruments	(461)	178	(283)
Other comprehensive income	$7,025	$178	$7,203
The tax effects allocated to each component of other comprehensive income for the six months ended June 30, 2017 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$12,332	$—	$12,332
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) arising during the period	34	(7)	27
Reclassification adjustment of realized gains to net income	(258)	98	(160)
Net unrealized gain (loss) on derivative instruments	(224)	91	(133)
Other comprehensive income	$12,108	$91	$12,199
Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized foreign currency gain (loss)	$5,685	$(3,482)	$168	$(4,152)
Net unrealized foreign currency gain (loss)	25,997	(3,175)	19,633	(5,882)
Other, net	319	(97)	(354)	(177)
Total other income (expense), net	$32,001	$(6,754)	$19,447	$(10,211)
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
In connection with the Merger, the Company assumed certain contingent tax-sharing obligations of inVentiv. The fair value of the contingent tax-sharing liability is remeasured at the end of each reporting period, with changes in the estimated fair value reflected in earnings until the liability is fully settled. The estimated fair value of the contingent tax-sharing obligation liability was $52.9 million and $50.5 million as of June 30, 2018 and December 31, 2017, respectively. The liability is included in the “Accrued liabilities” and “Other long-term liabilities” line items of the accompanying unaudited condensed consolidated balance sheets.
The results of inVentiv’s operations have been included in the Company’s statements of operations since the Merger Date. Computing separate measures of inVentiv’s stand-alone revenue and profitability for the period after the Merger Date is impracticable.
Allocation of Consideration Transferred
The fair value of the consideration transferred on the Merger Date was $4.51 billion. The following table summarizes the preliminary allocation of the consideration transferred based on management’s estimates of Merger Date fair values of assets acquired and liabilities assumed, with the excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill (in thousands):

June 30, 2018
Assets acquired:
Cash and cash equivalents	$57,338
Restricted cash	433
Accounts receivable	367,595
Unbilled accounts receivable	261,585
Other current assets	95,506
Property and equipment	113,674
Intangible assets	1,334,200
Other assets	50,052
Total assets acquired	2,280,383
Liabilities assumed:
Accounts payable	38,072
Accrued liabilities	304,341
Contract liabilities	247,474
Capital leases	40,928
Long-term debt, current and non-current	737,872
Deferred income taxes, net	11,988
Other liabilities	121,241
Total liabilities assumed	1,501,916
Total identifiable assets acquired, net	778,467
Goodwill	$3,727,156
The goodwill recognized in connection with the Merger was $3.73 billion, with $2.24 billion of the goodwill assigned to the Clinical Solutions segment and $1.49 billion assigned to the Commercial Solutions segment. Goodwill generated in the Merger is not deductible for income tax purposes. The Company’s assessment of fair value and purchase price allocation are preliminary and subject to change upon completion of the measurement period. During the six months ended June 30, 2018, the Company made adjustments to the preliminary fair value of acquired assets and assumed liabilities to reflect additional information obtained in connection with the Merger. The net effect of the adjustments resulted in a decrease to goodwill of $6.3 million. Further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the Merger Date).

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

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In thousands, except per share data)
Pro forma total revenue	$1,054,348	$2,119,311
Pro forma net income	4,180	7,299
Pro forma income per share:
Basic	$0.04	$0.07
Diluted	$0.04	$0.07
The unaudited pro forma adjustments primarily relate to the depreciation of acquired property and equipment, amortization of acquired intangible assets and interest expense and amortization of deferred financing costs related to the new financing arrangements. In addition, the unaudited pro forma net income for the three and six months ended June 30, 2017 was adjusted to exclude $22.7 million, net of tax effects, of nonrecurring merger-related transaction costs.
4. Long-Term Debt Obligations
The Company’s debt obligations consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Secured Debt
Term Loan A due August 2022	$987,500	$1,000,000
Term Loan B due August 2024	1,465,000	1,550,000
Revolving credit facility due August 2022	—	—
Accounts receivable financing agreement due June 2020	—	—
Total secured debt	2,452,500	2,550,000
Unsecured Debt
7.5% Senior Unsecured Notes due 2024	403,000	403,000
Total debt obligations	2,855,500	2,953,000
Add: unamortized Senior Notes premium, net of original issue debt discount	34,181	38,656
Less: unamortized deferred issuance costs	(16,860)	(20,722)
Less: current portion of debt	(37,500)	(25,000)
Total debt obligations, non-current portion	$2,835,321	$2,945,934
During the six months ended June 30, 2018, the Company made voluntary prepayments of $85.0 million which were applied against the regularly-scheduled quarterly principal payments of the Term Loan B. As a result, the Company is not required to make a mandatory payment against the Term Loan B principal balance until maturity in August 2024. Additionally, during the six months ended June 30, 2018, the Company made mandatory principal payments of $12.5 million towards its Term Loan A.

Repricing Amendment to Credit Agreement
On May 4, 2018, the Company entered into Amendment No. 1 (the “Repricing Amendment”) to the Credit Agreement dated August 1, 2017 (the “2017 Credit Agreement”), which, among other things, modified the terms of the 2017 Credit Agreement to: (i) reduce by 0.25% overall the applicable margins for alternate base rate (“Base Rate”) loans and Adjusted Eurocurrency Rate (“Eurocurrency Rate”) loans with respect to both Term Loan A and Term Loan B; and (ii) reset the period in which a prepayment premium with respect to Term Loan B is required for a “Repricing Transaction” (as defined in the Credit Agreement) to six months after the closing date of the Repricing Amendment.
The applicable margins with respect to Base Rate and Eurocurrency Rate borrowings are determined depending on the “First Lien Leverage Ratio” or the "Secured Net Leverage Ratio" (as defined in the Repricing Amendment) and range as follows:

	Base Rate			Eurocurrency Rate
Term Loan A	0.25%	-	0.50%	1.25%	-	1.50%
Term Loan B	0.75%	-	1.00%	1.75%	-	2.00%
Accounts Receivable Financing Agreement
On June 29, 2018 the Company entered into, and on August 1, 2018 amended, an accounts receivable financing agreement with a termination date of June 29, 2020, unless terminated earlier pursuant to its terms. Loans under this agreement will accrue interest at a reserve-adjusted LIBOR rate or a base rate equal to the highest of (i) the applicable lender’s prime rate, and (ii) the federal funds rate plus 0.50%. The Company may prepay loans upon one business day prior notice and may terminate or reduce the facility limit of the accounts receivable financing agreement with 15 days’ prior notice.
At June 30, 2018, the remaining maximum capacity available under the accounts receivable financing agreement was $250.0 million, which is limited by a periodic calculation of the Company’s available borrowing base. As of the date of the amendment, the borrowing capacity is determined to be approximately $218.0 million.
5. Derivative Financial Instruments
In May 2016, the Company entered into interest rate swaps with a combined notional value of $300.0 million in an effort to limit its exposure to variable interest rates on its Term Loans. Interest began accruing on the swaps on June 30, 2016 and a portion of the interest rate swaps expired on June 30, 2018, with the remainder expiring on May 14, 2020. As of June 30, 2018, the remaining notional value of these interest rate swaps was $100.0 million.
In June 2018, the Company entered into two new interest rate swaps with multiple counterparties in an effort to limit its exposure to variable interest rates on its Term Loans. The first interest rate swap has an aggregate notional value of $1.22 billion, began accruing interest on June 29, 2018, and will expire on December 31, 2018. The second interest rate swap has an aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and will expire on June 30, 2021.
The material terms of these derivatives are substantially the same as those contained within the 2017 Credit Agreement, including monthly settlements with the swap counterparty.

The fair values of the Company’s interest rate swaps designated as cash flow hedging instruments and the line items on the accompanying consolidated balance sheets to which they were recorded are as follows (in thousands):

	Balance Sheet Classification	June 30, 2018	December 31, 2017
Interest rate swaps - current	Prepaid expenses and other current assets	$1,293	$916
Interest rate swaps - non-current	Other long-term assets	$1,307	$1,263
Interest rate swaps - current	Accrued liabilities	$(1,590)	$—
Interest rate swaps - non-current	Other long-term liabilities	$(343)	$—
The amounts of hedge ineffectiveness recorded in net income during the three and six months ended June 30, 2018 and June 30, 2017 were immaterial and were attributable to inconsistencies in certain terms between the interest rate swaps and the 2017 Credit Agreement.
6. Fair Value Measurements
Assets and Liabilities Carried at Fair Value
As of June 30, 2018 and December 31, 2017, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, billed and unbilled accounts receivable, contract assets, accounts payable, accrued liabilities, contract liabilities, assumed contingent tax-sharing obligations, capital leases, and interest rate derivative instruments.
The fair value of cash and cash equivalents, restricted cash, billed and unbilled accounts receivable, contract assets, accounts payable, accrued liabilities, and contract liabilities approximates their respective carrying amounts because of the liquidity and short-term nature of these financial instruments.
Financial Instruments Subject to Recurring Fair Value Measurements

As of June 30, 2018, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$16,578	$—	$—	$16,578
Derivative instruments	—	2,600	—	2,600
Total assets	$16,578	$2,600	$—	$19,178

Liabilities:
Derivative instruments	$—	$1,933	$—	$1,933
Contingent tax-sharing obligations assumed through business combinations	—	—	52,868	52,868
Total liabilities	$—	$1,933	$52,868	$54,801

As of December 31, 2017, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$16,318	$—	$—	$16,318
Derivative instruments	—	2,179	—	2,179
Total assets	$16,318	$2,179	$—	$18,497

Liabilities:
Contingent tax-sharing obligations assumed through business combinations	$—	$—	$50,480	$50,480
Total liabilities	$—	$—	$50,480	$50,480
The following table presents changes in the carrying amount of contingent tax-sharing obligations classified as Level 3 category within the fair value hierarchy for the six months ended June 30, 2018 (in thousands):

Balance at December 31, 2017	$50,480
Changes in fair value recognized in earnings	2,388
Payments	—
Balance at June 30, 2018	$52,868
During the six months ended June 30, 2018, there were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 fair value measurements.
Financial Instruments Subject to Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of June 30, 2018 and December 31, 2017, assets subject to non-recurring fair value measurements totaled $5.46 billion and $5.58 billion, respectively.
Fair Value Disclosures for Debt Not Carried at Fair Value
The estimated fair value of the outstanding term loans and Senior Unsecured Notes is determined based on the price that the Company would have to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s outstanding term loans and Senior Unsecured Notes were as follows (in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A due August 2022	$985,441	$987,500	$1,000,000	$1,000,000
Term Loan B due August 2024	1,463,386	1,465,000	1,548,149	1,550,000
7.5% Senior Unsecured Notes due 2024	440,854	430,203	443,507	433,729
(a) The carrying value of the term loan debt is shown net of original issue debt discounts. The carrying value of the 7.5% Senior Unsecured Notes is inclusive of unamortized premiums.

7. Restructuring and Other Costs
Merger-Related Restructuring
In connection with the Merger, the Company established a restructuring plan to eliminate redundant positions and reduce its facility footprint worldwide. The Company expects to continue the ongoing evaluations of its workforce and facilities infrastructure needs through 2020 in an effort to optimize its resources. Additionally, in conjunction with the Merger, the Company assumed certain liabilities related to employee severance and facility closure costs as a result of actions taken by inVentiv prior to the Merger. During the six months ended June 30, 2018, the Company recognized approximately: (i) $11.3 million of employee severance and benefits related costs; (ii) $4.8 million of facility closure and lease termination costs; and (iii) $0.5 million of other costs related to the Merger. Over the next several years, the Company expects to incur significant costs related to the restructuring of its operations in order to achieve targeted synergies from the Merger. The timing and the amount of these costs and related benefits may differ significantly from current management’s estimates and depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of the Company’s operations.
Other Restructuring
During the six months ended June 30, 2018, the Company incurred $1.4 million of facility closure and lease termination costs related to the Company’s pre-Merger activities aimed at optimizing its resources worldwide. Additionally, during the six months ended June 30, 2018, the Company recognized: (i) approximately $2.5 million of consulting costs related to the restructuring of its contract management processes to meet the requirements of the newly adopted revenue recognition accounting standard; (ii) $1.0 million of employee severance and benefits related costs; and (iii) $0.8 million of other restructuring costs.
Accrued Restructuring Liabilities
The following table summarizes activity related to the liabilities associated with restructuring and other costs during the six months ended June 30, 2018 (in thousands):

	Employee Severance Costs, Including Executive Transition Costs	Facility Closure and Lease Termination Costs	Other Costs	Total
Balance at December 31, 2017	$8,858	$7,411	$524	$16,793
Expenses incurred(a)	12,180	3,108	3,276	18,564
Cash payments made	(13,429)	(4,607)	(3,665)	(21,701)
Balance at June 30, 2018	$7,609	$5,912	$135	$13,656
(a) The amount of expenses incurred presented in the reconciliation of accrued restructuring liabilities excludes $3.7 million of non-cash restructuring and other expenses incurred for the six months ended June 30, 2018 because these expenses were not subject to accrual prior to the period in which they were incurred.
The Company expects that substantially all of the employee severance costs accrued as of June 30, 2018 will be paid within the next twelve months. Certain facility costs will be paid over the remaining terms of exited facility leases, which range from 2018 through 2027. Liabilities associated with these costs are included in the “Accrued liabilities” and “Other long-term liabilities” line items in the accompanying unaudited condensed consolidated balance sheets. Restructuring and other costs included in net income (loss) for the three and six months ended June 30, 2018 are presented in the “Restructuring and other costs” line item in the unaudited condensed consolidated statements of operations.

8. Shareholders' Equity
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
The 2018 stock repurchase program does not obligate the Company to repurchase any particular amount of the Company’s common stock and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements for cash, and overall market conditions. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law.
In March 2018, the Company repurchased 948,100 shares of its common stock in open market transactions at an average price of $39.55 per share, resulting in a total purchase price of approximately $37.5 million. In April 2018, the Company repurchased 1,024,400 shares of its common stock in open market transactions at an average price of $36.60 per share, resulting in a total purchase price of approximately $37.5 million. The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over par was applied on a pro rata basis against additional paid-in-capital, with the remainder applied to accumulated deficit.
As of June 30, 2018, the Company has remaining authorization to repurchase up to approximately $175.0 million of shares of its common stock under the 2018 stock repurchase program.
9. Share-Based Compensation
Restricted Stock Unit Award Activity
The following table summarizes the RSU activity during the six months ended June 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	907,580	$49.30
Granted	1,858,183	$38.32
Vested	(187,400)	$49.64
Forfeited	(203,310)	$47.38
Non-vested at June 30, 2018	2,375,053	$40.85
At June 30, 2018, total unrecognized compensation expense related to unvested RSUs was $77.1 million, which is expected to be recognized over a weighted average period of 2.4 years.

2018 Performance-Based RSU Awards
During 2018, the Compensation Committee of the Company’s Board of Directors granted performance-based RSU awards (“PRSUs”) to certain executive officers. The total target number of PRSUs granted was 198,382 which will vest in a percentage ranging from 0% to 150% depending on the level of achievement of the performance targets. Each award is scheduled to cliff-vest approximately three years from the grant date and consists of three equal tranches with each tranche being conditional upon: (i) the attainment of performance targets related to the Company’s revenue growth for fiscal years 2018, 2019, and 2020; and (ii) the continued employment and service of the employee from the grant date through the date when determination of the target attainment level for the last performance period is made. The Company recognizes share-based compensation expense for PRSUs when attainment of each performance target becomes probable.

Share-based Compensation Expense
The total amount of share-based compensation expense recognized in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Classification	2018	2017	2018	2017
Direct costs	$5,572	$2,954	$9,324	$5,667
Selling, general, and administrative expenses	2,803	3,275	6,839	6,381
Restructuring and other costs	—	—	91	—
Total share-based compensation expense	$8,375	$6,229	$16,254	$12,048
10. Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per share computations of weighted average common shares outstanding based on the Company’s consolidated net income (loss) is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$13,560	$3,389	$(10,992)	$24,576
Denominator:
Basic weighted average common shares outstanding	102,899	54,123	103,674	54,069
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	1,106	1,184	—	1,146
Diluted weighted average common shares outstanding	104,005	55,307	103,674	55,215
Earnings (loss) per share:
Basic	$0.13	$0.06	$(0.11)	$0.45
Diluted	$0.13	$0.06	$(0.11)	$0.45

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
The number of potential shares outstanding that were considered antidilutive using the treasury stock method and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive stock options and other awards	1,017	431	1,057	670
Anti-dilutive stock options and other awards under deferred share-based compensation programs excluded based on reporting of net loss for the period	—	—	1,002	—
Total common stock equivalents excluded from diluted earnings per share computation	1,017	431	2,059	670
11. Income Taxes
Income Tax (Expense) Benefit
For the three and six months ended June 30, 2018, the Company recorded income tax expense of $16.0 million and $7.1 million, compared to pre-tax income of $29.6 million and pre-tax loss of $3.9 million, respectively. The effective tax rate for the three and six months ended June 30, 2018 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to: (i) research tax credits in foreign jurisdictions; (ii) a valuation allowance change on domestic deferred tax assets; and (iii) the geographical split of pre-tax income.
For the three and six months ended June 30, 2017, the Company recorded an income tax benefit of $3.0 million and an income tax expense of $4.1 million, compared to pre-tax income of $0.4 million and $28.7 million, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2017 was lower than the U.S. federal statutory income tax rate of 35.0% primarily due to: (i) the relative amount of income from operations earned in international jurisdictions with lower statutory income tax rates compared to the United States; (ii) research tax credits; and (iii) discrete tax adjustments related to excess tax benefits on share-based compensation payments.
Tax Cuts and Jobs Act of 2017
The Company’s accounting for the effects of the Tax Act is incomplete as of June 30, 2018. However, as discussed in “Note 12 - Income Taxes” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the Company was able to reasonably estimate certain effects and, therefore, recorded provisional adjustments associated with the deemed repatriation transition tax and remeasurement of net deferred tax assets. The Company did not make any additional measurement-period adjustments related to these items during the three and six months ended June 30, 2018, because the Company has not completed its analysis of the computation’s components, including: (i) the amount of foreign earnings subject to the U.S. income tax; (ii) the portion of foreign earnings held in cash or other specified assets; and (iii) the state tax treatment of the provisions of the Tax Act. The Company is continuing to gather additional information for these items and expects to complete its accounting within the prescribed measurement period.

12. Revenue from Contracts with Customers
Service Revenue
The Company adopted ASC 606 - Revenue from Contracts with Customers and all related amendments (“new revenue standard” or “ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and six months ended June 30, 2018 reflect the application of ASC 606, while the reported results for the three and six months ended June 30, 2017 were prepared under ASC 605 - Revenue Recognition and other authoritative guidance in effect for those periods. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.
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

Contract Assets and Liabilities
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
Capitalized Costs
The Company capitalizes certain costs associated with commissions and bonuses paid to its employees in the Clinical Solutions segment because these costs are incurred in obtaining contracts that have a term greater than one year. Capitalized costs are included in the “Prepaid expenses and other current assets” and “Other long-term assets” line items of the accompanying unaudited condensed consolidated balance sheets. The Company amortizes these costs in a manner that is consistent with the pattern of revenue recognition described below. The Company expenses obtainment costs for contracts that have a term of one year or less.
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

June 30, 2018
Capitalized costs incurred to obtain or fulfill contracts with customers	$20,389

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Amortization of capitalized costs	$4,568	$7,702
Clinical Solutions
The Company’s Clinical Solutions segment provides solutions to address the clinical development needs of customers. The Company provides biopharmaceutical program development services through the Full Service Clinical Development (“Full Service”) platform, discrete services for any part of a customer clinical trial through a Functional Service Provider (“FSP”) offering, Early Stage services, and Real World and Late Phase services. The services provided via the Full Service platform generally span several years and a significant benefit to the customer is provided by integrating those services provided by the Company’s employees as well as those performed by third parties.
Because the Company provides a significant benefit to the customer of integrating the services provided by the Full Service offering, there is one performance obligation for revenue recognition purposes. Revenue is recognized over time using an input measure of progress. The input measure reflects costs (including investigator payments and pass-through costs) incurred to date relative to total estimated costs to complete (“cost-to-cost measure of progress”). Under the cost-to-cost measure of progress methodology, revenue is recorded proportionally to costs incurred. Contract costs principally include direct labor, investigator payments, and pass-through costs.
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
Unsatisfied Performance Obligations
As of June 30, 2018, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with a contract term greater than one year and which are not accounted for as a series pursuant to ASC 606 was $5.10 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and as a result, is lower than the potential contractual revenue. Specifically, contracts that do not commence within a certain period of time require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control. Accordingly, such contracts have been excluded from the unsatisfied performance obligations balance presented above.
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
Timing of Billing and Performance
Differences in the timing of revenue recognition and associated billings and cash collections result in recording of billed accounts receivable, unbilled accounts receivable, contract assets and contract liabilities on the unaudited condensed consolidated balance sheet. Amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals or upon achievement of contractual milestones. Billings generally occur subsequent to revenue recognition, resulting in recording of: (i) unbilled accounts receivable in instances where the right to bill is contingent solely on the passage of time (e.g., in the following month); and (ii) contract assets in instances where the right to bill is associated with a contingency (e.g., achievement of a milestone). Cash payments received in advance of the Company’s performance result in recording of contract liabilities, which are liquidated as revenue is recognized.
Contract assets and liabilities are recorded net on a contract-by-contract basis at the end of each reporting period.
During the three and six months ended June 30, 2018, the Company recognized approximately $207.3 million and $382.5 million, respectively, of revenue that was included in the contract liabilities balance at the beginning of the period. During the three and six months ended June 30, 2018, approximately $12.6 million and $27.5 million of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods and predominately related to revenue from approved change orders (contract modifications). Changes in the contract assets and liabilities balances during the three and six months ended June 30, 2018 were not materially impacted by any other factors.
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

The following table compares the reported unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2018 to the amounts as if the previous revenue recognition guidance remained in effect for the three and six months ended June 30, 2018 (in thousands, except per share amounts):

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	ASC 606 As Reported	ASC 605 As Adjusted	ASC 606 As Reported	ASC 605 As Adjusted
Service revenue	$1,072,530	$796,461	$2,129,726	$1,556,519
Reimbursable out-of-pocket expenses	—	299,445	—	609,543
Total revenue	1,072,530	1,095,906	2,129,726	2,166,062
Direct costs (exclusive of depreciation and amortization)	547,993	548,122	1,080,050	1,085,010
Reimbursable out-of-pocket expenses	299,472	299,445	608,238	609,543
Selling, general, and administrative	100,218	100,813	199,477	200,529
Restructuring and other costs	8,591	8,591	22,298	22,298
Transaction and integration-related expenses	18,032	18,032	43,243	43,243
Depreciation	17,557	17,557	35,585	35,585
Amortization	49,945	49,945	99,938	99,938
Total operating expenses	1,041,808	1,042,505	2,088,829	2,096,146
Income from operations	30,722	53,401	40,897	69,916
Other expense, net:
Interest income	1,655	1,655	2,494	2,494
Interest expense	(32,894)	(32,894)	(64,630)	(64,630)
Loss on extinguishment of debt	(1,877)	(1,877)	(2,125)	(2,125)
Other income, net	32,001	32,001	19,447	19,447
Total other expense, net	(1,115)	(1,115)	(44,814)	(44,814)
Income (loss) before provision for income taxes	29,607	52,286	(3,917)	25,102
Income tax expense	(16,047)	(21,553)	(7,075)	(13,376)
Net income (loss)	$13,560	$30,733	$(10,992)	$11,726
Earnings (loss) per share attributable to common shareholders:
Basic	$0.13	$0.30	$(0.11)	$0.11
Diluted	$0.13	$0.30	$(0.11)	$0.11
Weighted average common shares outstanding:
Basic	102,899	102,899	103,674	103,674
Diluted	104,005	104,005	103,674	104,676

The following is a summary of the significant changes in the Company’s unaudited condensed consolidated statement of operations as a result of adopting ASC 606 on January 1, 2018, compared to the amounts as if the Company had continued to report its results under ASC 605:

•
ASC 606 delayed the recognition of revenue principally related to Full Service customer clinical trials in the Company’s Clinical Solutions segment for the three and six months ended June 30, 2018 as revenue was previously recognized when contractual items (i.e. “units”) were delivered or on a proportional performance basis, generally using output measures of progress specific to the services provided, such as site or investigator recruitment, patient enrollment and data management. These measures excluded reimbursed investigator payments, other pass-through costs, and out-of-pocket expenses, which were recognized as incurred and presented separately as a component of total revenue in the unaudited condensed consolidated statement of operations. Pursuant to the adoption of ASC 606, the majority of revenue recognized related to Full Service customer clinical trials is accounted for using project costs as an input measure of progress, and includes reimbursable pass-through costs and out-of-pocket expenses.

•
ASC 606 delayed the recognition of revenue in the Company’s Commercial Solutions segment for the six months ended June 30, 2018 as certain costs to recruit and train the contract field promotion teams, and revenue for the related reimbursements, are deferred and amortized over the contract term under ASC 606. These amounts were previously recognized as each separate service was delivered to the customer. These delays were partially offset by the acceleration of revenue recognition on certain incentive fee programs that were previously recognized upon customer approval. For the three months ended June 30, 2018 ASC 606 accelerated the recognition of revenue as revenue recognition on certain incentive fee programs exceeded the costs deferred for the period.

The following table compares the reported unaudited condensed consolidated balance sheets as of June 30, 2018 to the amounts as if the previous revenue recognition guidance remained in effect as of June 30, 2018 (in thousands):

	June 30, 2018
	ASC 606 As Reported	ASC 605 As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$171,528	$171,528
Restricted cash	2,191	2,191
Accounts receivable billed, net	682,415	682,415
Accounts receivable unbilled	346,608	467,295
Contract assets	131,367	—
Prepaid expenses and other current assets	82,964	62,306
Total current assets	1,417,073	1,385,735
Property and equipment, net	163,500	163,500
Goodwill	4,275,485	4,275,485
Intangible assets, net	1,182,571	1,182,571
Deferred income tax assets	32,813	27,103
Other long-term assets	101,758	90,613
Total assets	$7,173,200	$7,125,007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85,810	$85,810
Accrued liabilities	502,646	453,437
Contract liabilities	719,932	591,912
Current portion of capital lease obligations	15,201	15,201
Current portion of long-term debt	37,500	37,500
Total current liabilities	1,361,089	1,183,860
Capital lease obligations, non-current	13,241	13,241
Long-term debt, non-current	2,835,321	2,835,321
Deferred income tax liabilities	32,557	45,237
Other long-term liabilities	108,320	104,513
Total liabilities	4,350,528	4,182,172
Shareholders' equity:
Preferred stock	—	—
Common stock	1,029	1,029
Additional paid-in capital	3,371,316	3,371,316
Accumulated other comprehensive loss, net of tax	(55,064)	(56,433)
Accumulated deficit	(494,609)	(373,077)
Total shareholders' equity	2,822,672	2,942,835
Total liabilities and shareholders' equity	$7,173,200	$7,125,007

The following is a summary of the significant changes in the Company’s unaudited condensed consolidated balance sheets as a result of adopting ASC 606 on January 1, 2018, compared to the amounts as if the Company had continued to report its results under ASC 605:

•
The reported assets were greater than the total assets that would have been reported had the prior revenue recognition guidance remained in effect. This was largely due to the deferral of certain recruiting and training costs in Commercial Solutions contracts and capitalized sales commissions. The reported liabilities were greater than the total liabilities that would have been reported had the prior revenue recognition guidance remained in effect. This was largely due to advances and deferred revenue in excess of contract assets that are required to be presented net on a contract-by-contract basis.

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
13. Segment Information
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

Each reportable business segment comprises multiple similar service offerings that, when combined, create a fully integrated biopharmaceutical outsourcing solutions organization. Clinical Solutions offers a variety of services spanning Phase I to Phase IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Commercial Solutions provides commercialization services to the pharmaceutical, biotechnology, and healthcare industries, which include outsourced selling solutions, communication solutions (public relations and advertising), and consulting related services.

The Company’s Chief Operating Decision Maker (“CODM”) reviews segment performance and allocates resources based upon segment revenue and income from operations. Beginning in 2018, as a result of the Company’s adoption of ASC 606, revenue and costs for reimbursed out-of-pocket expenses are allocated to the Company’s segments. Prior to 2018, revenue and costs for reimbursed out-of-pocket expenses were not allocated to the Company’s segments. Inter-segment revenue is eliminated from the segment reporting presented to the CODM and is not included in the segment revenue presented in the table below. Certain costs are not allocated to the Company’s reportable segments and are reported as general corporate expenses. These costs primarily consist of share-based compensation and general operating expenses associated with the Company’s senior leadership, finance, Board of Directors, investor relations, and internal audit functions. The Company does not allocate depreciation, amortization, restructuring, or transaction and integration-related costs to its segments. Additionally, the CODM reviews the Company’s assets on a consolidated basis and the Company does not allocate assets to its reportable segments as they are not included in the review performed by the CODM for purposes of assessing segment performance or allocating resources.

Information about reportable segment operating results is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Clinical Solutions service revenue	$783,913	$255,504	$1,570,752	$505,001
Commercial Solutions service revenue	288,617	2,583	558,974	5,164
Total segment service revenue	1,072,530	258,087	2,129,726	510,165
Reimbursable out-of-pocket expenses not allocated to segments	—	133,048	—	262,888
Total consolidated revenue	$1,072,530	$391,135	$2,129,726	$773,053
Segment direct costs:
Clinical Solutions	$357,077	$156,623	$710,970	$306,510
Commercial Solutions	185,344	2,433	359,756	4,668
Total segment direct costs	$542,421	$159,056	$1,070,726	$311,178
Reimbursable out-of-pocket expenses:
Clinical Solutions	$251,917	$—	$513,395	$—
Commercial Solutions	47,555	—	94,843	—
Total segment reimbursable out-of-pocket expenses	$299,472	$—	$608,238	$—
Segment selling, general, and administrative expenses:
Clinical Solutions	$68,110	$35,278	$134,056	$72,068
Commercial Solutions	21,667	—	41,185	—
Total segment selling, general, and administrative expenses	$89,777	$35,278	$175,241	$72,068
Segment operating income:
Clinical Solutions	$106,809	$63,603	$212,331	$126,423
Commercial Solutions	34,051	150	63,190	496
Total segment operating income	$140,860	$63,753	$275,521	$126,919
Operating expenses not allocated to segments:
Reimbursable out-of-pocket expenses not allocated to segments	$—	$133,048	$—	$262,888
Corporate selling, general, and administrative expenses not allocated to segments	7,638	3,978	17,397	9,016
Share-based compensation included in direct costs not allocated to segments	5,572	2,954	9,324	5,667
Share-based compensation included in selling, general, and administrative expenses not allocated to segments	2,803	3,275	6,839	6,381
Restructuring and other costs	8,591	4,029	22,298	5,956
Transaction and integration-related expenses	18,032	23,739	43,243	23,741
Depreciation and amortization	67,502	15,528	135,523	31,156
Total consolidated income from operations	$30,722	$10,250	$40,897	$45,002
14. Operations by Geographic Location
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

The following table summarizes information about revenue by geographic area (in thousands and with all intercompany transactions eliminated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
North America (a)	$726,546	$147,534	$1,458,311	$290,293
Europe, Middle East, and Africa	232,120	80,093	460,958	160,105
Asia-Pacific	93,647	22,232	171,627	42,441
Latin America	20,217	8,228	38,830	17,326
Total service revenue	1,072,530	258,087	2,129,726	510,165
Reimbursable-out-of-pocket expenses	—	133,048	—	262,888
Total revenue	$1,072,530	$391,135	$2,129,726	$773,053
(a)Service revenue for the North America region includes revenue attributable to the United States of $690.3 million and $140.0 million, or 64.4% and 54.2% of total service revenue, for the three months ended June 30, 2018 and June 30, 2017, respectively. Service revenue for the North America region includes revenue attributable to the United States of $1,386.8 million and $276.3 million, or 65.1% and 54.2% of total service revenue, for the six months ended June 30, 2018 and June 30, 2017, respectively. No other country represented more than 10% of service revenue for any period.
Long-lived assets by geographic area for each period were as follows (in thousands and all intercompany transactions have been eliminated):

	June 30, 2018	December 31, 2017
Property and equipment, net:
North America (a)	$120,402	$136,101
Europe, Middle East and Africa	26,964	25,517
Asia-Pacific	12,330	14,700
Latin America	3,804	4,094
Total property and equipment, net	$163,500	$180,412
(a) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $113.9 million and $128.5 million as of June 30, 2018 and December 31, 2017, respectively.
15. Concentration of Credit Risk
The Company maintains cash depository accounts with several financial institutions worldwide and is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents are concentrated. The Company has not historically incurred any losses with respect to these balances and believes that they bear minimal credit risk.
As of June 30, 2018, the amount of cash and cash equivalents held outside the United States by the Company’s foreign subsidiaries was $94.5 million, or approximately 55% of the total consolidated cash and cash equivalents balance. As of December 31, 2017, the amount of cash and cash equivalents held outside the United States by the Company’s foreign subsidiaries was $192.0 million, or approximately 60% of the total consolidated cash and cash equivalents balance.
During both the three and six months ended June 30, 2018, one customer accounted for approximately 11% of the Company’s total consolidated service revenue (including reimbursable out-of-pocket expenses as a result of the adoption of ASC 606 described in “Note 12 - Revenue from Contracts with Customers”). No single customer accounted for greater than 10% of the Company’s total consolidated service revenue for the three and six months ended June 30, 2017.

As of June 30, 2018 and December 31, 2017, one customer accounted for approximately 15% and 13%, respectively, of the Company’s billed accounts receivable, unbilled accounts receivable, and contract assets balances.
16. Related-Party Transactions
For the three and six months ended June 30, 2018, the Company incurred reimbursable out-of-pocket expenses of $1.0 million and $1.2 million, respectively, for professional services obtained from two providers, one whose significant shareholder was also a significant shareholder of the Company and the other whose member of the Board of Directors was also a member of the Company’s Board of Directors. For the three and six months ended June 30, 2018, the Company recorded service revenue of $0.1 million and $0.2 million, respectively, from a customer who had a significant shareholder who is also a significant shareholder of the Company.
There were no related party transactions for the three and six months ended June 30, 2017.
17. Commitments and Contingencies
Legal Proceedings
Through the Merger, the Company became a party to a lawsuit initiated and outstanding against inVentiv prior to the Merger. On October 31, 2013, Cel-Sci Corporation (“Claimant”) made a demand for arbitration under a Master Services Agreement (the “MSA”), dated as of April 6, 2010 between Claimant and two of the Company’s subsidiaries, inVentiv Health Clinical, LLC (formerly known as PharmaNet, LLC) and PharmaNet GmbH (currently known as inVentiv Health Switzerland GmbH and formerly known as PharmaNet AG) (collectively, “PharmaNet”). Under the MSA and related project agreement, which were terminated by Claimant in April 2013, Claimant engaged PharmaNet in connection with a Phase III Clinical Trial of its investigational drug. The arbitration claim alleged (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud on the part of PharmaNet, and sought damages of at least $50.0 million. In December 2013, inVentiv Health Clinical, LLC filed a counterclaim against Claimant that alleged breach of contract and sought at least $2.0 million in damages. The matter proceeded to the discovery phase. In January 2015, inVentiv Health Clinical, LLC filed additional counterclaims against Claimant that alleged (i) breach of contract, (ii) opportunistic breach, restitution and unjust enrichment, and (iii) defamation, and sought at least $2.0 million in damages and $20.0 million in other equitable remedies. The arbitrator issued a Final Award on June 25, 2018, denying all of the Claimant’s fraud claims, finding for the Claimant on only one of its breach of contract claims, and finding for inVentiv Health, Clinical, LLC on its breach of contract counterclaim for unpaid fees. Claimant was awarded a net amount of $2.7 million. The Company has satisfied all obligations to Claimant under the Final Award which, in the Company’s opinion, has not had a material effect on the Company’s financial position, results of operations, or cash flows.
Self-Insurance Reserves
The Company is self-insured for certain losses relating to health insurance claims for the majority of its employees located within the United States. Additionally, the Company maintains certain self-insurance retention limits related to automobile and workers’ compensation insurance. As of June 30, 2018 and December 31, 2017, the total accrual for self-insurance reserves was $17.0 million and $16.6 million, respectively.
Assumed Contingent Tax-Sharing Obligations
As a result of the Merger, the Company assumed contingent tax-sharing obligations arising from inVentiv’s 2016 merger with Double Eagle Parent, Inc. As of June 30, 2018 and December 31, 2017, the estimated fair value of the assumed contingent tax-sharing obligations was $52.9 million and $50.5 million, respectively. For additional information, refer to “Note 3 - Business Combinations.”

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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following: risks associated with the integration of our business with the business of inVentiv and our operation of the combined business following the closing of the Merger; the need to hire, develop, and retain key personnel; the impact of unfavorable economic conditions, including the uncertain international economic environment, changes in exchange rates, and effective income tax rate fluctuations; the impact of potentially underpricing our contracts, overrunning our cost estimates, or failing to receive approval for or experiencing delays with documentation of change orders; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope, or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; the cyber-security and other risks associated with our information systems infrastructure; any adverse effects from customer or therapeutic area concentration; the risks associated with doing business internationally; the impact of adoption of the new accounting standard of recognizing revenue from customers; impact of the Tax Act; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our failure to perform our services in accordance with contractual requirements, regulatory standards, and ethical considerations; the risk of litigation and personal injury claims; the risks associated with potential future acquisitions or investments in our customers’ businesses or drugs; the impact of changes in government regulations and healthcare reform; and the cost of and our ability to service our substantial indebtedness. For a further discussion of the risks relating to our business, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
On August 1, 2017, we completed a merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc. under the terms of the merger agreement, dated May 10, 2017 (the “Merger Agreement”). Upon closing, inVentiv was merged with and into us, and the separate corporate existence of inVentiv ceased. Refer to further discussion in “Note 3 - Business Combinations” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details on the Merger.
Following the Merger, we realigned our operating segments to reflect the current structure under which we evaluate our performance, make strategic decisions, and allocate resources. As a result of this realignment, effective August 1, 2017, we began managing our business through two reportable segments: Clinical Solutions and Commercial Solutions.
Our Clinical Solutions segment offers a variety of services spanning Phase I to Phase IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Our Commercial Solutions segment provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services including outsourced selling solutions, communication solutions (public relations and advertising), and consulting services. Our management reviews segment performance and allocates resources based upon segment revenue and segment operating income. Historical segment reporting has been revised to reflect these changes to our segment structure. Prior to the Merger, our Commercial Solutions segment consisted solely of a consulting offering. Refer to further discussion in “Note 13 - Segment Information” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
For financial information regarding revenue and long-lived assets by geographic area, refer to “Note 14 - Operations by Geographic Location” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
The following table sets forth backlog as of the following dates under ASC 605 (in millions):

	Balance at June 30,
	2018	2017	Change
Clinical Solutions	$4,090.6	$2,038.8	$2,051.8	100.6%
Commercial Solutions - Selling Solutions (a)	424.7	—	424.7	n/m
Total Backlog	$4,515.3	$2,038.8	$2,476.5	121.5%
(a) Following our Merger with inVentiv and beginning January 1, 2018, we began reporting information related to backlog associated with the selling solutions service offering within our Commercial Solutions segment. This information is not presented for periods prior to 2018.
Included in backlog at June 30, 2018 is approximately $1.30 billion that we expect to recognize as service revenue in 2018. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.
We believe that our backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and cancellations and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we generally have the right to be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect that the duration of projects and the period over which related revenue is recognized to lengthen, and therefore expect that the rate at which our backlog and net new business awards convert into revenue is likely to decrease. In addition, our adoption of the new revenue recognition standard in 2018 may result in delays in revenue recognition. For more information about risks related to our backlog refer to Part I, Item 1A "Risk Factors—Risks Related to Our Business—Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Net new business awards
The following table sets forth new business awards, net of cancellations of prior awards under ASC 605 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Clinical Solutions	$849.9	$386.5	$1,399.6	$635.1
Commercial Solutions	205.8	—	528.1	—
Total net new business awards	$1,055.7	$386.5	$1,927.7	$635.1
Net new business awards for our Clinical Solutions segment were higher during the three and six months ended June 30, 2018, primarily due to the Merger. Effective January 1, 2018, we began reporting information related to net new business awards associated with our Commercial Solutions segment. This information is not presented for periods prior to 2018.
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
Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated financial statements along with the percentage changes (in thousands, except percentages):

	Three Months Ended June 30,
	2018	2017	Change
Service revenue	$1,072,530	$258,087	$814,443	315.6%
Reimbursable out-of-pocket expenses	—	133,048	(133,048)	(100.0)%
Total revenue	1,072,530	391,135	681,395	174.2%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	547,993	162,010	385,983	238.2%
Reimbursable out-of-pocket expenses	299,472	133,048	166,424	125.1%
Selling, general, and administrative	100,218	42,531	57,687	135.6%
Restructuring and other costs	8,591	4,029	4,562	113.2%
Transaction and integration-related expenses	18,032	23,739	(5,707)	(24.0)%
Depreciation and amortization	67,502	15,528	51,974	334.7%
Total operating expenses	1,041,808	380,885	660,923	173.5%
Income from operations	30,722	10,250	20,472	199.7%
Total other expense, net	(1,115)	(9,888)	8,773	88.7%
Income before provision for income taxes	29,607	362	29,245	8,078.7%
Income tax (expense) benefit	(16,047)	3,027	(19,074)	(630.1)%
Net income	$13,560	$3,389	$10,171	300.1%

	Six Months Ended June 30,
	2018	2017	Change
Service revenue	$2,129,726	$510,165	$1,619,561	317.5%
Reimbursable out-of-pocket expenses	—	262,888	(262,888)	(100.0)%
Total revenue	2,129,726	773,053	1,356,673	175.5%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,080,050	316,845	763,205	240.9%
Reimbursable out-of-pocket expenses	608,238	262,888	345,350	131.4%
Selling, general, and administrative	199,477	87,465	112,012	128.1%
Restructuring and other costs	22,298	5,956	16,342	274.4%
Transaction and integration-related expenses	43,243	23,741	19,502	82.1%
Depreciation and amortization	135,523	31,156	104,367	335.0%
Total operating expenses	2,088,829	728,051	1,360,778	186.9%
Income from operations	40,897	45,002	(4,105)	(9.1)%
Total other expense, net	(44,814)	(16,333)	(28,481)	(174.4)%
(Loss) income before provision for income taxes	(3,917)	28,669	(32,586)	(113.7)%
Income tax expense	(7,075)	(4,093)	(2,982)	(72.9)%
Net (loss) income	$(10,992)	$24,576	$(35,568)	(144.7)%
Service Revenue
For the three months ended June 30, 2018, our service revenue increased by $814.4 million, or 315.6%, to $1.07 billion from $258.1 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, our service revenue increased by $1.62 billion, or 317.5%, to $2.13 billion from $510.2 million for the six months ended June 30, 2017.
As a result of adopting the new revenue recognition standard on January 1, 2018, we no longer present service revenue and revenue associated with reimbursable out-of-pocket expenses separately in the statements of operations as, under the new revenue recognition standard, they represent a single performance obligation and separate presentation is no longer permitted. The inclusion of revenue associated with out-of-pocket expenses in service revenue in 2018 contributed to approximately 116.1% and 119.3%, respectively, of the increases to service revenue for the three and six months ended June 30, 2018. Service revenue for the three and six months ended June 30, 2018 was comprised of fee revenue of $773.1 million and $1.52 billion and revenue associated with reimbursable out-of-pocket expenses of $299.5 million and $608.2 million, respectively. Comparatively, service revenue, which represents fee revenue only, for the three and six months ended June 30, 2017 was $258.1 million and $510.2 million, respectively. Revenue associated with reimbursable out-of-pocket expenses for the three and six months ended June 30, 2017 was $133.0 million and $262.9 million, respectively.
For the three and six months ended June 30, 2018, our service revenue increased compared to the same period in the prior year primarily as a result of: (i) the Merger with inVentiv in August 2017; and (ii) inclusion of revenue associated with reimbursable out-of-pocket expenses as a component of service revenue in 2018, as discussed above. These increases were partially offset by: (i) unfavorable impacts from adoption of ASC 606 of $23.4 million and $35.0 million, respectively; and (ii) reductions in revenue of approximately $3.8 million and $7.6 million, respectively, due to the fair value adjustments required by purchase accounting.

During both the three and six months ended June 30, 2018, one customer accounted for approximately 11% of our total consolidated service revenue (which includes revenue associated with reimbursable out-of-pocket expenses as a result of our adoption of ASC 606). No single customer accounted for greater than 10% of our total consolidated service revenue for the three and six months ended June 30, 2017. Service revenue from our top five customers accounted for approximately 26% and 29% of total consolidated service revenue for the three months ended June 30, 2018 and 2017, respectively. Service revenue from our top five customers accounted for approximately 25% and 30% of total consolidated service revenue for the six months ended June 30, 2018 and 2017, respectively.
Service revenue for each of our segments was as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2018	% of total	2017	% of total	Change
Clinical Solutions	$783,913	73.1%	$255,504	99.0%	$528,409	206.8%
Commercial Solutions	288,617	26.9%	2,583	1.0%	286,034	n/m
Total service revenue	$1,072,530		$258,087		$814,443	315.6%

	Six Months Ended June 30,
	2018	% of total	2017	% of total	Change
Clinical Solutions	$1,570,752	73.8%	$505,001	99.0%	$1,065,751	211.0%
Commercial Solutions	558,974	26.2%	5,164	1.0%	553,810	n/m
Total service revenue	$2,129,726		$510,165		$1,619,561	317.5%
Clinical Solutions
Our Clinical Solutions segment is a leading global CRO that is therapeutically-focused and offers a variety of clinical development services spanning Phase I to Phase IV, including full-service global studies, as well as unbundled service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. For the three and six months ended June 30, 2018, our Clinical Solutions segment generated service revenue of $783.9 million and $1.57 billion, representing approximately 73.1% and 73.8%, respectively, of service revenue for the period. For the three and six months ended June 30, 2017, our Clinical Solutions segment generated service revenue of $255.5 million and $505.0 million, respectively, representing approximately 99.0% of service revenue for each period.
For the three and six months ended June 30, 2018, our service revenue attributable to the Clinical Solutions segment increased compared to the same period in the prior year primarily due to: (i) the Merger with inVentiv in August 2017; and (ii) the inclusion of revenue associated with reimbursable out-of-pocket expenses as a component of service revenue in 2018 according to the requirements of new revenue recognition standard, as discussed above.
Commercial Solutions

Our Commercial Solutions segment is a leading provider of a full suite of complementary commercialization services, including outsourced field selling solutions, medication adherence, communications (public relations and advertising), and consulting services. For the three and six months ended June 30, 2018, our Commercial Solutions segment generated service revenue of $288.6 million and $559.0 million, representing approximately 26.9% and 26.2%, respectively, of service revenue for the period. For the three and six months ended June 30, 2017, our Commercial Solutions segment generated service revenue of $2.6 million and $5.2 million, respectively, representing approximately 1.0% of service revenue for each period.

For the three and six months ended June 30, 2018, our service revenue attributable to the Commercial Solutions segment increased compared to the same periods in the prior year due to the Merger with inVentiv in August 2017. While our Commercial Solutions service revenue increased on a comparative basis due to the Merger, service revenue associated with this segment declined compared to the amounts reported by inVentiv in periods prior to the Merger, primarily as a result of project cancellations, and customer downsizing within our selling solutions and communications service offerings, along with lower new business awards in 2017 that reduced 2018 revenue.
Direct Costs and Reimbursable Out-of-Pocket Expenses
Direct costs and reimbursable out-of-pocket expenses were comprised of the following (in thousands, except percentages):

	Three Months Ended June 30,
	2018(a)	2017(b)	Change
Direct costs (exclusive of depreciation and amortization)	$547,993	$162,010	$385,983	238.2%
Reimbursable out-of-pocket expenses	299,472	133,048	166,424	125.1%
Total direct costs and reimbursable out-of-pocket expenses	$847,465	$295,058	$552,407	187.2%
Percentage of service revenue	79.0%	62.8%
Gross margin percentage	21.0%	37.2%

	Six Months Ended June 30,
	2018(a)	2017(b)	Change
Direct costs (exclusive of depreciation and amortization)	$1,080,050	$316,845	$763,205	240.9%
Reimbursable out-of-pocket expenses	608,238	262,888	345,350	131.4%
Total direct costs and reimbursable out-of-pocket expenses	$1,688,288	$579,733	$1,108,555	191.2%
Percentage of service revenue	79.3%	62.1%
Gross margin percentage	20.7%	37.9%
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
For the three months ended June 30, 2018, our direct costs increased by $386.0 million, or 238.2%, to $548.0 million from $162.0 million for the three months ended June 30, 2017. For the six months ended June 30, 2018, our direct costs increased by $763.2 million, or 240.9%, to $1.08 billion from $316.8 million for the six months ended June 30, 2017. These increases were primarily driven by the Merger with inVentiv which increased our worldwide employee base by approximately 15,000 employees in August

2017, resulting in an overall increase in direct costs compared to the prior year, primarily related to salaries, benefits, and incentive compensation expense.
The following is a summary of the year-over-year fluctuation in components of direct costs (in thousands):

	Three Months Ended June 30, 2018 to 2017	Six Months Ended June 30, 2018 to 2017
Change in:
Salaries, benefits, and incentive compensation	$329,321	$658,300
Facilities and IT related costs	28,661	49,722
Other	28,001	55,183
Total	$385,983	$763,205
Reimbursable Out-of-Pocket Expenses
Reimbursable out-of-pocket expenses represent expenses typically not associated with our services which are passed through and reimbursed by our customers at actual cost. Such expenses are incurred within both our clinical and commercial businesses and are generally comprised of: (i) physician and investigator fees, project management, data management and other site-facing study costs; (ii) travel-related expenses; (iii) certain compensation and bonuses of sales representatives and other project team personnel; and (iv) various vendor and third-party fees related to meetings, transportation, sales, marketing, communication, training, storage and other miscellaneous project expenses. These expenses fluctuate significantly from period to period based on the timing of program initiation or closeout and the mix of program complexity, and do not necessarily change in direct correlation to fee revenue.
For the three months ended June 30, 2018, reimbursable out-of-pocket expenses increased by $166.4 million, or 125.1%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, reimbursable out-of-pocket expenses increased by $345.4 million, or 131.4%, as compared to the six months ended June 30, 2017. These increases were primarily due to the Merger with inVentiv, which resulted in the increase in the number of studies in which these expenses are incurred.

Clinical Solutions
Direct costs and reimbursable out-of-pocket expenses for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2018(a)	2017(b)	Change
Direct costs	$357,077	$156,623	$200,454	128.0%
Reimbursable out-of-pocket expenses	251,917	—	251,917	n/m
Total segment direct costs and reimbursable out-of-pocket expenses	$608,994	$156,623	$452,371	288.8%
Percentage of segment service revenue	77.7%	61.3%
Segment gross margin percentage	22.3%	38.7%

	Six Months Ended June 30,
	2018(a)	2017(b)	Change
Direct costs	$710,970	$306,510	$404,460	132.0%
Reimbursable out-of-pocket expenses	513,395	—	513,395	n/m
Total segment direct costs and reimbursable out-of-pocket expenses	$1,224,365	$306,510	$917,855	299.5%
Percentage of segment service revenue	77.9%	60.7%
Segment gross margin percentage	22.1%	39.3%
(a) As a result of the adoption of the new revenue recognition standard on January 1, 2018, we allocate reimbursable out-of-pocket expenses to our operating segments.
(b) Prior to the adoption of the new revenue standard on January 1, 2018, reimbursable out-of-pocket expenses were not allocated to operating segments and therefore are not presented in segment disclosures for periods prior to 2018.
For the three months ended June 30, 2018 and 2017, direct costs associated with our Clinical Solutions segment were $357.1 million and $156.6 million, or 65.8% and 98.5%, respectively, of segment direct costs. For the three months ended June 30, 2018, Clinical Solutions direct costs increased by $200.5 million, or 128.0%, as compared to the three months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, direct costs associated with our Clinical Solutions segment were $711.0 million and $306.5 million, or 66.4% and 98.5%, respectively, of segment direct costs. For the six months ended June 30, 2018, Clinical Solutions direct costs increased by $404.5 million, or 132.0%, as compared to the six months ended June 30, 2017. The increases in direct costs associated with our Clinical Solutions segment during 2018 compared to the prior year were primarily due to the overall increase in personnel costs as a result of the Merger.
For the three and six months ended June 30, 2018, reimbursable out-of-pocket expenses associated with our Clinical Solutions segment were $251.9 million and $513.4 million, representing approximately 84.1% and 84.4%, respectively, of the total reimbursable out-of-pocket expenses for the period.
Clinical Solutions gross margin was 22.3% and 22.1% for the three and six months ended June 30, 2018, respectively, compared to 38.7% and 39.3% for the three and six months ended June 30, 2017, respectively. Gross margin declined in the first half of 2018 compared to the first half of 2017 primarily due to: (i) inclusion of revenue associated with reimbursable out-of-pocket expenses as a component of service revenue in 2018, which accounted for approximately 10.6% and 10.7%, respectively, of the decrease; (ii) the elimination, due to purchase accounting requirements, of $3.4 million and $6.8 million, respectively, of revenue from 2018 results that otherwise would have been recognized by inVentiv; and (iii) the mix of customers and service offerings added as a result of the Merger having lower gross margin profile compared to our historical mix of customers and services. Specifically, inVentiv’s Clinical Solutions business has historically had a higher proportion of contracts from the top 20 biopharmaceutical companies and a higher proportion of FSP services revenue, both of which typically have a lower margin profile than our historical mix of customers and services.

Commercial Solutions
Direct costs and reimbursable out-of-pocket expenses for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2018(a)	2017(b)	Change
Direct costs	$185,344	$2,433	$182,911	n/m
Reimbursable out-of-pocket expenses	47,555	—	47,555	n/m
Total segment direct costs and reimbursable out-of-pocket expenses	$232,899	$2,433	$230,466	n/m
Percentage of segment service revenue	80.7%	94.2%
Segment gross margin percentage	19.3%	5.8%

	Six Months Ended June 30,
	2018(a)	2017(b)	Change
Direct costs	$359,756	$4,668	$355,088	n/m
Reimbursable out-of-pocket expenses	94,843	—	94,843	n/m
Total segment direct costs and reimbursable out-of-pocket expenses	$454,599	$4,668	$449,931	n/m
Percentage of segment service revenue	81.3%	90.4%
Segment gross margin percentage	18.7%	9.6%
(a) As a result of the adoption of the new revenue recognition standard on January 1, 2018, we allocate reimbursable out-of-pocket expenses to our operating segments.
(b) Prior to the adoption of the new revenue standard on January 1, 2018, reimbursable out-of-pocket expenses were not allocated to operating segments and therefore are not presented in segment disclosures for fiscal periods prior to 2018.
For the three months ended June 30, 2018 and 2017, direct costs associated with our Commercial Solutions segment were $185.3 million and $2.4 million, representing approximately 34.2% and 1.5%, respectively, of segment direct costs for the period. For the six months ended June 30, 2018 and 2017, direct costs associated with our Commercial Solutions segment were $359.8 million and $4.7 million, representing approximately 33.6% and 1.5%, respectively, of segment direct costs for the period. The increases in direct costs associated with our Commercial Solutions segment during 2018 compared to the prior year were primarily due to the 2017 Merger with inVentiv.
For the three and six months ended June 30, 2018, reimbursable out-of-pocket expenses associated with our Commercial Solutions segment were $47.6 million and $94.8 million, representing approximately 15.9% and 15.6%,respectively, of total reimbursable out-of-pocket expenses for the period.
The Commercial Solutions gross margin was 19.3% for the three months ended June 30, 2018, compared to 5.8% for the three months ended June 30, 2017. The Commercial Solutions gross margin was 18.7% for the six months ended June 30, 2018, compared to 9.6% for the six months ended June 30, 2017.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were as follows (in thousands, except percentages):

	Three Months Ended June 30,
	2018	2017	Change
Selling, general, and administrative	$100,218	$42,531	$57,687	135.6%
Percentage of service revenue	9.3%	16.5%

	Six Months Ended June 30,
	2018	2017	Change
Selling, general, and administrative	$199,477	$87,465	$112,012	128.1%
Percentage of service revenue	9.4%	17.1%
Selling, general, and administrative expenses increased in absolute terms by $57.7 million, or 135.6%, to $100.2 million for the three months ended June 30, 2018 from $42.5 million for the three months ended June 30, 2017. Selling, general, and administrative expenses increased in absolute terms by $112.0 million, or 128.1%, to $199.5 million for the six months ended June 30, 2018 from $87.5 million for the six months ended June 30, 2017. These increases were primarily due to the Merger with inVentiv in August 2017 which increased our overall expenses, including an increase to our employee base by approximately 15,000 employees.
The following is a summary of the year-over-year fluctuation in components of selling, general, and administrative expenses (in thousands):

	Three Months Ended June 30, 2018 to 2017	Six Months Ended June 30, 2018 to 2017
Change in:
Salaries, benefits, and incentive compensation	$33,608	$69,225
Professional services fees	13,434	24,947
Other expenses	10,645	17,840
Total	$57,687	$112,012
Selling, general, and administrative expenses as a percentage of service revenue were 9.3% for the three months ended June 30, 2018, compared to 16.5% for the three months ended June 30, 2017. Selling, general, and administrative expenses as a percentage of service revenue were 9.4% for the six months ended June 30, 2018, compared to 17.1% for the six months ended June 30, 2017. Of the decrease from the comparable periods in the prior year, approximately 3.7% related to the inclusion of reimbursable out-of-pocket expenses as a component of service revenue in 2018 as required by the new revenue recognition standard, while the primary driver was economies of scale resulting from the Merger and our cost containment efforts.
Restructuring and Other Costs
Restructuring and other costs were $8.6 million and $22.3 million for the three and six months ended June 30, 2018, respectively. In connection with the Merger, we established a restructuring plan to eliminate redundant positions and reduce our facility footprint worldwide. We expect to continue our ongoing evaluations of our workforce and facilities infrastructure needs through 2020 in an effort to optimize our resources worldwide. During the three and six months ended June 30, 2018, we recognized (i) employee severance and benefit costs of $2.8 million and $11.3 million, respectively; (ii) facility closure and lease termination costs of $2.7 million and $4.8 million, respectively; and (iii) other costs related to the Merger of $0.3 million and $0.5 million, respectively. We expect to incur significant costs related to the restructuring of our operations in order to achieve the targeted synergies as a result of the Merger over the next several years. However, the timing and the estimate of the amount of these costs depends on various factors, including, but not limited to, the identification of synergy opportunities and the execution of the integration of our combined operations.
Additionally, during the three and six months ended June 30, 2018, we recognized the following restructuring and other costs unrelated to the Merger: (i) employee severance costs of $0.8 million and $1.0 million, respectively; (ii) facility closure and lease termination costs related to the our pre-Merger restructuring activities of $0.6 million and $1.4 million, respectively; (iii) consulting costs of $0.7 million and $2.5 million, respectively, related to the continued consolidation of our legal entities and restructuring of our contract management process to meet the requirements of the new revenue recognition accounting standard adopted on January 1, 2018; and (iv) other costs of $0.7 million and $0.8 million, respectively.
Restructuring, CEO transition, and other costs were $4.0 million and $6.0 million for the three and six months ended June 30, 2017. In July 2016, we entered into a transition agreement with our former Chief Executive Officer (“CEO”) related to his transition from the position of CEO effective October 1, 2016, and subsequent services to be rendered through his separation date of February 28, 2017. Payments under this agreement are expected to be made through August 2018. In addition, in September 2016, we entered into retention agreements with certain key employees coinciding with the CEO transition for retention periods of up to one year. For the three and six months ended June 30, 2017, we recognized $0.4 million and $0.8 million, respectively, of costs associated with the retention agreements. All payments related to these agreements were made in September 2017. In addition, during the three and six months ended June 30, 2017, we recognized approximately $2.4 million of employee severance costs in an effort to optimize our workforce worldwide.

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

Transaction and Integration-Related Expenses

Transaction and integration-related expenses decreased to $18.0 million for the three months ended June 30, 2018 from $23.7 million for the three months ended June 30, 2017. Transaction and integration-related expenses increased to $43.2 million for the six months ended June 30, 2018 from $23.7 million for the six months ended June 30, 2017. Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Professional fees	$11,073	$18,566	$25,773	$18,568
Debt modification and related expenses	1,317	—	1,317	—
Integration and personnel retention-related costs (a)	4,448	5,173	13,741	5,173
Contingent tax-sharing obligations fair value adjustment	1,194	—	2,389	—
Other	—	—	23	—
Total transaction and integration-related expenses	$18,032	$23,739	$43,243	$23,741
(a) In connection with the Merger, we entered into retention agreements with certain key employees. During the three and six months ended June 30, 2018, we recognized $2.2 million and $8.9 million, respectively, of expenses related to these retention agreements compared to $5.1 million during the three and six months ended June 30, 2017. Payments under these agreements were made to employees in May 2018.

We expect to incur additional integration-related expenses associated with the Merger. The timing and amount of these expenses will depend on the identification of synergy opportunities and the timing and execution of our integration activities.
Depreciation and Amortization Expense
Total depreciation and amortization expense increased to $67.5 million for the three months ended June 30, 2018 from $15.5 million for the three months ended June 30, 2017. Total depreciation and amortization expense increased to $135.5 million for the six months ended June 30, 2018 from $31.2 million for the six months ended June 30, 2017. These increases were primarily due to: (i) an increase in amortization expense related to the recognition of intangible assets as part of the Merger; and (ii) an increase in depreciation expense due to assets obtained in the Merger and our continued investment in information technology and facilities to support growth in our operational capabilities and optimization of our infrastructure.
Other Expense, Net
Other expense, net consisted of the following (in thousands, except percentages):

	Three Months Ended June 30,
	2018	2017	Change
Interest income	$1,655	$152	$1,503	988.8%
Interest expense	(32,894)	(3,286)	(29,608)	(901.0)%
Loss on extinguishment of debt	(1,877)	—	(1,877)	n/m
Other income (expense), net	32,001	(6,754)	38,755	573.8%
Total other expense, net	$(1,115)	$(9,888)	$8,773	88.7%

	Six Months Ended June 30,
	2018	2017	Change
Interest income	$2,494	$264	$2,230	844.7%
Interest expense	(64,630)	(6,386)	(58,244)	(912.1)%
Loss on extinguishment of debt	(2,125)	—	(2,125)	n/m
Other income (expense), net	19,447	(10,211)	29,658	290.5%
Total other expense, net	$(44,814)	$(16,333)	$(28,481)	(174.4)%
Total other expense, net decreased to net expense of $1.1 million for the three months ended June 30, 2018 from net expense of $9.9 million for the three months ended June 30, 2017. Total other expense, net increased to net expense of $44.8 million for the six months ended June 30, 2018 from net expense of $16.3 million for the six months ended June 30, 2017. These changes were predominantly related to: (i) an increase in interest expense due to higher debt balances as a result of the Merger; and (ii) foreign currency gains incurred during the second quarter of 2018 compared to losses in the first half of 2017. Changes related to foreign currency adjustments were a result of exchange rate fluctuations related to monetary asset balances denominated in currencies other than functional currency. We may continue to incur large fluctuations in foreign currency adjustments during future periods as changes in foreign currencies against the U.S. dollar may create gains or losses to the extent that our subsidiaries who use local currency as their functional currency maintain net assets and liabilities balances not denominated in their functional currency.

Income Tax (Expense) Benefit
For the three and six months ended June 30, 2018, we recorded income tax expense of $16.0 million and $7.1 million, compared to pre-tax income of $29.6 million and pre-tax expense of $3.9 million, respectively. Variances between effective income tax rate and the statutory income tax rate of 21.0% for the three and six months ended June 30, 2018 were primarily due to: (i) research tax credits in foreign jurisdictions; (ii) a valuation allowance change on certain domestic deferred tax assets; and (iii) the geographical split of pre-tax income.
For the three and six months ended June 30, 2017, income tax benefit (expense) was a benefit of $3.0 million and an expense of $4.1 million, compared to pre-tax income of $0.4 million and $28.7 million, respectively. Variances between our effective income tax rate and the statutory income tax rate of 35.0% for the three and six months ended June 30, 2017 were primarily due to: (i) the relative amount of income from operations earned in international jurisdictions with lower statutory income tax rates compared to the United States; (ii) research tax credits; and (iii) discrete tax adjustments related to excess tax benefits on share-based payments.

Net Income (Loss)
For the three months ended June 30, 2018, net income increased by $10.2 million to $13.6 million from $3.4 million for the three months ended June 30, 2017. This increase was primarily due to an increase in income from operations due to the Merger with inVentiv in August 2017. Also contributing to the increase in net income for three months ended June 30, 2018 were foreign currency exchange gains driven by strengthening of the U.S. dollar in 2018 as compared to 2017. These favorable items were partially offset by an increase in interest expense due to higher debt balances in 2018.
For the six months ended June 30, 2018, we incurred a net loss of $11.0 million compared to net income of $24.6 million for the six months ended June 30, 2017. Our net loss for the six months ended June 30, 2018 was primarily due to an increase in other expense, net, due to increased interest expense as a result of higher debt balances during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, partially offset by foreign currency exchange gains during 2018 compared to losses in 2017.
Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	June 30, 2018	December 31, 2017
Balance sheet statistics:
Cash and cash equivalents (a)	$171,528	$321,262
Working capital (excluding restricted cash)	53,793	261,903
(a) As of June 30, 2018 and December 31, 2017, cash and cash equivalents held by our foreign subsidiaries were $94.5 million and $192.0 million, respectively. A portion of these cash and cash equivalent balances may be subject to foreign withholding and U.S. taxation, if repatriated.
As of June 30, 2018, we had $171.5 million of cash and cash equivalents. In addition, we had $485.6 million (net of $14.4 million in outstanding letters of credit) available for borrowing under our $500.0 million revolving credit facility.
We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations and funds available through various borrowing arrangements. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of service offerings, possible acquisitions, integration and restructuring costs, geographic expansion, working capital, and other general corporate expenses. Based on the past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facility and accounts receivable financing agreement will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations and other currently anticipated liquidity requirements for at least the next 12 months.
Indebtedness
At June 30, 2018, we had approximately $2.88 billion of total principal indebtedness (including $28.4 million of capital leases), comprised of $2.45 billion in term loan debt and $403.0 million in Senior Notes. In addition, as of June 30, 2018 we had $485.6 million (net of $14.4 million in outstanding letters of credit) of available borrowings for working capital and other purposes under the Revolver and $1.1 million of letters of credit that were not secured by the Revolver. During the six months ended June 30, 2018, we made voluntary prepayments of $85.0 million, which was applied against the regularly-scheduled quarterly principal payments of the Term Loan B. As a result of these prepayments, we are not required to make a mandatory payment against the Term Loan B principal balance until maturity in August 2024. Additionally, during the six months ended June 30, 2018, we made mandatory principal payments of $12.5 million towards our Term Loan A.
Interest Rates
In May 2018, we entered into Amendment No. 1 (the “Repricing Amendment”) to the Credit Agreement dated August 1, 2017. The Repricing Amendment reduced the overall applicable margins with respect to both Term Loan A and Term Loan B by 0.25%.
Additionally, in June 2018, we entered into two new interest rate swaps with multiple counterparties in an effort to limit our exposure to variable interest rates on our Term Loans. The first interest rate swap has an aggregate notional value of $1.22 billion, began accruing interest on June 29, 2018, and will expire on December 31, 2018. The second interest rate swap has an aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and will expire on June 30, 2021. As a result, the percentage of the our total principal debt that is subject to fixed interest rates was approximately 60% at June 30, 2018. Each quarter-point increase or decrease in the applicable interest rate at June 30, 2018 would change our annual interest expense by approximately $2.9 million.
Covenant restrictions under our Lease Agreement
The lease agreement for our new corporate headquarters in Morrisville, North Carolina includes a provision that requires us to issue a letter of credit in certain amounts to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). As of June 30, 2018 (and through the date of this filing), our credit rating was Ba3. As such, no letter of credit is required through the date of this filing. Any letters of credit issued in accordance with the aforementioned requirements would be issued under our Revolver, and would reduce its available borrowing capacity by the same amount.
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

Accounts Receivable Financing Agreement
On June 29, 2018 we entered into, and on August 1, 2018 amended, an accounts receivable financing agreement with a termination date of June 29, 2020, unless terminated earlier pursuant to its terms. Under this agreement, we can borrow up to $250.0 million from a third-party lender, which is secured by liens on certain receivables and other assets. At June 30, 2018, the maximum remaining capacity available under the accounts receivable financing agreement was $250.0 million, which is limited by a periodic calculation of our available borrowing base. As of the date of the amendment, the borrowing capacity was determined to be approximately $218.0 million.
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
In March 2018, we repurchased 948,100 shares of our common stock in open market transactions at an average price of $39.55 per share, resulting in a total purchase price of approximately $37.5 million. In April 2018, we repurchased 1,024,400 shares of our common stock in open market transactions at an average price of $36.60 per share, resulting in a total purchase price of approximately $37.5 million. We immediately retired all of the repurchased common stock. As of June 30, 2018, we had remaining authorization to repurchase up to approximately $175.0 million of shares of our common stock under the 2018 stock repurchase program.
We are not obligated to repurchase any particular amount of our common stock, and the stock repurchase program may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases is determined by our management based on a variety of factors such as our corporate requirements for cash, overall market conditions, and the market price of our common stock. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws.
Cash and Cash Equivalents
Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Six Months Ended
	June 30, 2018	June 30, 2017	Change
Net cash provided by operating activities	$65,174	$98,426	$(33,252)
Net cash used in investing activities	(32,586)	(15,974)	(16,612)
Net cash used in financing activities	(179,694)	(19,928)	(159,766)
Cash Flows from Operating Activities
For the six months ended June 30, 2018, our operating activities provided $65.2 million in cash, consisting of net loss of $11.0 million, adjusted for net non-cash items of $131.3 million primarily related to depreciation and amortization expense, share-based compensation expense, foreign currency adjustments, and changes in deferred income taxes. Cash used for changes in operating assets and liabilities was $55.1 million, consisting primarily of cash outflows as a result of a net increase in accounts receivable, unbilled services, and advanced billings, partially offset by a decrease in other assets and liabilities.

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
Cash flows from operations decreased by $33.3 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, due to a decrease in working capital of $87.7 million and the year-over-year decrease in net income of $35.6 million, partially offset by an increase in non-cash items of $90.0 million largely due to the increase in depreciation and amortization expenses associated with the Merger. The decrease in working capital for the first six months ended June 30, 2018 compared to the same period in the prior year was largely driven by a temporary delay during the first quarter of 2018 in billing and collections associated with our integration activities, primarily the consolidation of our financial and billing platforms, the off-shoring of certain functions, and the transition to ASC 606. The system integration that was one of the drivers of the temporary delay during the first quarter of 2018 in our billing and collections was completed in the second quarter of 2018.
As a result of the Merger, we incurred substantial expenses related to our integration activities which negatively impacted our cash flow from operations. For example, during the six months ended June 30, 2018, we incurred $39.5 million of integration-related expenses related to the Merger which impacted our operating cash flows in the current period or will impact operating cash flows in the future. We anticipate that we will continue to incur similar costs related to our integration efforts for the next 12 to 18 months.
In addition, as a result of the Merger, our total indebtedness increased to $2.88 billion as of June 30, 2018, approximately 60% of which was subject to fixed interest rates, as compared to total indebtedness of $445.0 million as of June 30, 2017. As a result, we anticipate that our interest expense and corresponding operating cash outflows will be higher in future periods on a comparative basis. This additional expense will place further demand on and may significantly reduce our cash flows from operations in future periods. Our business may not continue to generate cash flows from operations in the future that is sufficient to service and repay our increased debt obligations.
Cash Flows from Investing Activities
For the six months ended June 30, 2018, we used $32.6 million in cash for investing activities primarily due to capital expenditures related to purchases of property and equipment. For the full year 2018, we expect our total capital expenditures to be between $75.0 million and $85.0 million. This estimate includes expenditures associated with planned consolidation of our corporate headquarters facility in Morrisville, North Carolina, as well as expenditures related to a new site in Farnborough, United Kingdom which will replace our Camberley, United Kingdom location. These moves will coincide with the near-term expiration of our existing leases.
For the six months ended June 30, 2017, we used $16.0 million in cash for investing activities for the purchases of property and equipment.

Cash Flows from Financing Activities
For the six months ended June 30, 2018, our financing activities used $179.7 million in cash, consisting primarily of: (i) payments of $75.0 million for the repurchase of our common stock under the 2018 repurchase program; (ii) repayments of long-term debt of $97.5 million, including voluntary prepayments of $85.0 million against the principal balance of our Term Loan B; (iii) repayments of capital lease obligations of $8.9 million; and (iv) payments of $3.4 million related to fees incurred in conjunction with our debt repricing. These payments were partially offset by proceeds of $7.5 million received from the exercise of stock options.
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
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, revenues, and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, share-based compensation, valuation of goodwill and identifiable intangibles, tax-related contingencies and valuation allowances, allowance for doubtful accounts, and litigation contingencies, among others. These estimates are based on the information available to management at the time these estimates, judgments and assumptions are made. Actual results may differ materially from these estimates. The following policies have been updated as a result of the adoption Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASC 606”). For additional information on all of our critical accounting policies and estimates, refer to Part II - Item 7 - Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Revenue Recognition
We adopted the ASC 606 - Revenue from Contracts with Customers and all the related amendments (“new revenue standard” or “ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Our reported results for the three and six months ended June 30, 2018 reflect the application of ASC 606, while the reported results for the three and six months ended June 30, 2017 were prepared under ASC 605 - Revenue Recognition and other authoritative guidance in effect for this period. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these services.

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
The majority of our revenue arrangements are service contracts that range in duration from a few months to several years. Substantially all of our performance obligations, and associated revenue, are transferred to the customer over time. We generally receive compensation based on measuring progress toward completion using anticipated project budgets for direct labor and prices for each service offering. We are also reimbursed for certain third-party pass-through and out-of-pocket costs. In addition, in certain instances a customer contract may include forms of variable consideration such as incentive fees, volume rebates or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics, program milestones or cost targets. For the purposes of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount to be recorded is estimated based on the assessment of our anticipated performance and consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.
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
Contract Assets and Liabilities
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

Recently Issued Accounting Standards
For a description of recently issued accounting pronouncements, including the expected dates of adoption and the estimated effects, if any, on our unaudited condensed consolidated financial statements, refer to “Note 1 - Basis of Presentation and Changes in Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against us and certain of our officers on behalf of a putative class of our shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.), names as defendants us, Michael Bell, Alistair MacDonald, Michael Gilbertini, and Gregory S. Rush, and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.), filed on January 25, 2018, names as defendants us, Alistair MacDonald, and Gregory S. Rush. Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of our common stock between May 10, 2017 and November 8, 2017 (Vaitkuvienë action) and November 9, 2017 (Bermudez action). The complaints allege that we published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders of ours filed motions both seeking to be appointed lead plaintiff and approving the selection of lead counsel. These motions remain pending. On March 30, 2018, Plaintiff Bermudez filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. On May 29, 2018, the Court in the Vaitkuvienë action appointed the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund as Lead Plaintiffs and, on June 7, 2018, the Court entered a schedule providing for, among other things, Lead Plaintiffs to file an amended complaint by July 23, 2018 (later extended to July 30, 2018). Lead Plaintiffs filed their amended complaint on July 30, 2018. We and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims.
Item 1A. Risk Factors.
There have been no significant changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. Refer to “Risk Factors” in Part 1, Item 1A of that report for a detailed discussion of risk factors affecting the Company.
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
In March 2018, we repurchased 948,100 shares of our common stock in open market transactions at an average price of $39.55 per share, resulting in a total purchase price of approximately $37.5 million. In April 2018, we repurchased 1,024,400 shares of our common stock in open market transactions at an average price of $36.60 per share, resulting in a total purchase price of approximately $37.5 million. As of June 30, 2018, we have remaining authorization to repurchase up to approximately $175.0 million of shares of our common stock under the stock repurchase program.
The following table summarizes the stock repurchase program activity for the three months ended June 30, 2018 and the approximate dollar value of shares that may yet be purchased pursuant to the repurchase program:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
	(in thousands, except share and per share data)
April 1, 2018 - April 30, 2018	1,024,400	$36.60	1,024,400	$175,015
May 1, 2018 - May 31, 2018	—	$—	—	$175,015
June 1, 2018 - June 30, 2018	—	$—	—	$175,015
	1,024,400		1,024,400
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 1 to the Credit Agreement, dated as of May 4, 2018, among Syneos Health, Inc., the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and each of the other parties thereto.	8-K	001-36730	10.1	May 7, 2018
10.2	Syneos Health, Inc. 2018 Equity Incentive Plan.	8-K	001-36730	10.1	May 25, 2018
10.3	Syneos Health, Inc. 2016 Employee Stock Purchase Plan (as Amended and Restated).	8-K	001-36730	10.2	May 25, 2018
10.4	Receivables Financing Agreement dated June 29, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent, INC Research, LLC, as initial servicer, PNC Capital Markets LLC, as structuring agent and the additional persons from time to time party thereto, as lenders.	8-K	001-36730	10.1	June 29, 2018
10.5	Purchase and Sale Agreement dated June 29, 2018 among various entities listed on Schedule I thereto, as originators, INC Research, LLC, as servicer, and Syneos Health Receivables LLC, as buyer.	8-K	001-36730	10.2	June 29, 2018
10.6	First Amendment to the Receivables Financing Agreement, dated August 1, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and INC Research, LLC, as initial servicer.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on August 1, 2018.

SYNEOS HEALTH, INC.

Date: August 1, 2018	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 1 to the Credit Agreement, dated as of May 4, 2018, among Syneos Health, Inc., the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and each of the other parties thereto.	8-K	001-36730	10.1	May 7, 2018
10.2	Syneos Health, Inc. 2018 Equity Incentive Plan.	8-K	001-36730	10.1	May 25, 2018
10.3	Syneos Health, Inc. 2016 Employee Stock Purchase Plan (as Amended and Restated).	8-K	001-36730	10.2	May 25, 2018
10.4	Receivables Financing Agreement dated June 29, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent, INC Research, LLC, as initial servicer, PNC Capital Markets LLC, as structuring agent and the additional persons from time to time party thereto, as lenders.	8-K	001-36730	10.1	June 29, 2018
10.5	Purchase and Sale Agreement dated June 29, 2018 among various entities listed on Schedule I thereto, as originators, INC Research, LLC, as servicer, and Syneos Health Receivables LLC, as buyer.	8-K	001-36730	10.2	June 29, 2018
10.6	First Amendment to the Receivables Financing Agreement, dated August 1, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and INC Research, LLC, as initial servicer.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith