Form 10-Q
period 2018-09-30
Syneos Health, Inc.
filed 2018-11-06
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 29, 2018, there were approximately 103,225,918 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Service revenue	$1,114,918	$592,207	$3,244,644	$1,102,372
Reimbursable out-of-pocket expenses	—	230,121	—	493,009
Total revenue	1,114,918	822,328	3,244,644	1,595,381

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	539,570	405,798	1,619,620	722,643
Reimbursable out-of-pocket expenses	332,644	230,121	940,882	493,009
Selling, general, and administrative	96,943	88,855	296,420	176,320
Restructuring and other costs	19,349	6,670	41,647	12,626
Transaction and integration-related expenses	18,561	84,340	61,804	108,081
Asset impairment charges	—	30,000	—	30,000
Depreciation	17,639	14,049	53,224	26,279
Amortization	50,395	51,383	150,333	70,309
Total operating expenses	1,075,101	911,216	3,163,930	1,639,267
Income (loss) from operations	39,817	(88,888)	80,714	(43,886)

Other expense, net:
Interest income	1,004	501	3,498	765
Interest expense	(33,097)	(27,432)	(97,727)	(33,818)
Loss on extinguishment of debt	(1,789)	(102)	(3,914)	(102)
Other (expense) income, net	(4,346)	(5,953)	15,101	(16,164)
Total other expense, net	(38,228)	(32,986)	(83,042)	(49,319)
Income (loss) before provision for income taxes	1,589	(121,874)	(2,328)	(93,205)
Income tax expense	(11,983)	(26,124)	(19,058)	(30,217)
Net loss	$(10,394)	$(147,998)	$(21,386)	$(123,422)

Loss per share:
Basic	$(0.10)	$(1.70)	$(0.21)	$(1.90)
Diluted	$(0.10)	$(1.70)	$(0.21)	$(1.90)
Weighted average common shares outstanding:
Basic	103,012	87,152	103,453	65,097
Diluted	103,012	87,152	103,453	65,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net loss	$(10,394)	$(147,998)	$(21,386)	$(123,422)
Unrealized gain (loss) on derivative instruments, net of income tax (expense) benefit of ($475), $72, ($475), and $163, respectively	2,624	(115)	1,341	(248)
Foreign currency translation adjustments, net of income tax benefit (expense) of $2,868, ($5,873), $0 and ($5,873), respectively	(1,295)	4,626	(36,541)	16,958
Comprehensive loss	$(9,065)	$(143,487)	$(56,586)	$(106,712)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2018	December 31, 2017
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$132,402	$321,262
Restricted cash	2,202	714
Accounts receivable billed, net	656,682	642,985
Accounts receivable unbilled	347,894	373,003
Contract assets	136,824	—
Prepaid expenses and other current assets	80,418	84,215
Total current assets	1,356,422	1,422,179
Property and equipment, net	175,128	180,412
Goodwill	4,352,825	4,292,571
Intangible assets, net	1,189,665	1,286,050
Deferred income tax assets	32,702	20,159
Other long-term assets	102,951	84,496
Total assets	$7,209,693	$7,285,867

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,204	$58,575
Accrued liabilities	527,225	500,303
Contract liabilities	709,027	559,270
Current portion of capital lease obligations	16,603	16,414
Current portion of long-term debt	62,050	25,000
Total current liabilities	1,397,109	1,159,562
Capital lease obligations, non-current	21,568	20,376
Long-term debt, non-current	2,775,631	2,945,934
Deferred income tax liabilities	58,612	37,807
Other long-term liabilities	123,745	99,609
Total liabilities	4,376,665	4,263,288

Commitments and contingencies (Note 17)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value; 600,000,000 shares authorized, 103,223,093 and 104,435,501 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,032	1,044
Additional paid-in capital	3,390,734	3,414,389
Accumulated other comprehensive loss, net of tax	(53,735)	(22,385)
Accumulated deficit	(505,003)	(370,469)
Total shareholders' equity	2,833,028	3,022,579
Total liabilities and shareholders' equity	$7,209,693	$7,285,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net loss	$(21,386)	$(123,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	203,557	96,588
Amortization of capitalized loan fees and original issue discount, net of Senior Notes premium	85	759
Share-based compensation	26,045	50,928
(Recovery of) provision for doubtful accounts	(3,453)	1,477
(Benefit from) provision for deferred income taxes	(721)	12,733
Foreign currency transaction adjustments	(14,927)	6,264
Asset impairment charges	—	30,000
Fair value adjustment of contingent tax-sharing obligation	3,582	—
Loss on extinguishment of debt	3,914	102
Other non-cash items	3,084	1,404
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable, unbilled services, and advanced billings	(48,802)	39,618
Accounts payable and accrued expenses	5,371	(10,132)
Other assets and liabilities	34,651	3,427
Net cash provided by operating activities	191,000	109,746
Cash flows from investing activities:
Payments associated with business acquisitions, net of cash acquired	(90,890)	(1,678,381)
Purchases of property and equipment	(42,963)	(28,153)
Other, net	—	107
Net cash used in investing activities	(133,853)	(1,706,427)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	—	2,598,000
Payments of debt financing costs	(3,062)	(25,476)
Repayments of long-term debt	(354,396)	(475,097)
Proceeds from accounts receivable financing agreement	183,600	—
Proceeds from revolving line of credit	—	15,000
Repayments of revolving line of credit	—	(40,000)
Redemption of Senior Notes and associated breakage fees	—	(290,250)
Payments of capital leases	(12,664)	(3,586)
Payments for repurchase of common stock	(74,985)	—
Proceeds from exercise of stock options	18,042	17,048
Payments related to tax withholding for share-based compensation	(3,212)	(5,391)
Net cash (used in) provided by financing activities	(246,677)	1,790,248
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,158	8,883
Net change in cash, cash equivalents, and restricted cash	(187,372)	202,450
Cash, cash equivalents, and restricted cash - beginning of period	321,976	103,078
Cash, cash equivalents, and restricted cash - end of period	$134,604	$305,528

Supplemental disclosures of non-cash investing activities:
Fair value of shares issued and share-based awards assumed in business combinations	$—	$2,769,471
Fair value of contingent consideration related to business combinations	$4,353	$—
Purchases of property and equipment included in liabilities	$7,589	$706
Vehicles acquired through capital lease agreements	$24,000	$7,101
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
The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 28, 2018. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018 or any other future period. The unaudited condensed consolidated balance sheet at December 31, 2017 is derived from the amounts in the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Recently Adopted Accounting Standards
Revenue from Contracts with Customers. The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and nine months ended September 30, 2018 reflect the application of ASC 606, while the reported results for the three and nine months ended September 30, 2017 were prepared under ASC 605, Revenue Recognition (“ASC 605”). For additional information related to the impact of adopting this standard, refer to “Note 12 - Revenue from Contracts with Customers.”

Statement of Cash Flows - Restricted Cash. Effective January 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash using the retrospective transition method, as required by the new standard. The adoption of this ASU had an insignificant impact to the Company’s unaudited condensed consolidated statements of cash flows. The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets at September 30, 2018 and December 31, 2017, which sum to the total of such amounts in the consolidated statements of cash flows (in thousands):

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$132,402	$321,262
Restricted cash	2,202	714
Total cash and cash equivalents and restricted cash shown in the condensed consolidated statements of cash flows	$134,604	$321,976
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

	September 30, 2018	December 31, 2017
Gross cash position	$130,510	$195,376
Less: cash borrowings	(105,708)	(88,226)
Net cash position	$24,802	$107,150

Billed Accounts Receivable, Net
Billed accounts receivable, net consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Accounts receivable billed	$662,138	$652,061
Allowance for doubtful accounts	(5,456)	(9,076)
Accounts receivable billed, net	$656,682	$642,985
Accounts Receivable Factoring Arrangement
In May 2017, the Company entered into an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash. For the nine months ended September 30, 2018, the Company factored $197.4 million of trade accounts receivable on a non-recourse basis and received $196.4 million in cash proceeds from the sale. The fees associated with this transaction were insignificant. The Company did not sell any trade accounts receivables under this agreement during the year ended December 31, 2017.
Goodwill and Intangible Assets
Changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2018 were as follows (in thousands):

	Total	Clinical Solutions	Commercial Solutions
Balance at December 31, 2017:
Gross carrying amount	$4,308,737	$2,808,975	$1,499,762
Accumulated impairment losses (a)	(16,166)	(8,142)	(8,024)
Goodwill net of accumulated impairment losses	4,292,571	2,800,833	1,491,738
2018 Activity:
Business combinations (b)	73,901	(5,692)	79,593
Impact of foreign currency translation	(13,647)	(12,950)	(697)
Balance at September 30, 2018:
Gross carrying amount	4,368,991	2,790,333	1,578,658
Accumulated impairment losses (a)	(16,166)	(8,142)	(8,024)
Goodwill net of accumulated impairment losses	$4,352,825	$2,782,191	$1,570,634
(a) Accumulated impairment losses associated with the Clinical Solutions segment were recorded prior to 2018 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. Accumulated impairment losses associated with the Commercial Solutions segment were recorded prior to 2018 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the nine months ended September 30, 2018.
(b) Amount represents measurement period adjustments to goodwill recognized in connection with the Merger and goodwill recognized in connection with an acquisition. Goodwill associated with these transactions is not deductible for income tax purposes. Refer to “Note 3 - Business Combinations” for further information.

Intangible assets, net consisted of the following (in thousands):

	September 30, 2018			December 31, 2017
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible assets with finite lives:
Customer relationships	$1,489,824	$(368,905)	$1,120,919	$1,440,178	$(266,158)	$1,174,020
Acquired backlog	136,847	(86,329)	50,518	137,442	(42,095)	95,347
Trademarks	31,290	(13,062)	18,228	32,428	(15,745)	16,683
Total	$1,657,961	$(468,296)	$1,189,665	$1,610,048	$(323,998)	$1,286,050
The fair value of the intangible assets acquired during the three months ended September 30, 2018 are amortized over an estimated useful life of 5 to 10 years. The future estimated amortization expense for the Company’s intangible assets is expected to be as follows (in thousands):

Fiscal Year Ending:
2018 (remaining 3 months)	$51,280
2019	166,353
2020	149,620
2021	132,261
2022	126,856
2023 and thereafter	563,295
Total	$1,189,665
Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Foreign currency translation adjustments, net of tax	$(56,461)	$(23,514)
Unrealized gains on derivative instruments, net of tax	2,726	1,129
Accumulated other comprehensive loss, net of tax	$(53,735)	$(22,385)
Changes in accumulated other comprehensive gain (loss), net of tax for the three months ended September 30, 2018 were as follows (in thousands):

	Unrealized gain on derivative instruments, net of tax	Foreign currency translation adjustments, net of tax	Total
Balance at June 30, 2018	$102	$(55,166)	$(55,064)
Other comprehensive gain (loss) before reclassifications	2,397	(1,295)	1,102
Amount of loss reclassified from accumulated other comprehensive loss into statement of operations	227	—	227
Net current period other comprehensive gain (loss), net of tax	2,624	(1,295)	1,329
Balance at September 30, 2018	$2,726	$(56,461)	$(53,735)

Changes in accumulated other comprehensive gain (loss), net of tax for the nine months ended September 30, 2018 were as follows (in thousands):

	Unrealized gain on derivative instruments, net of tax	Foreign currency translation adjustments, net of tax	Total
Balance at December 31, 2017	$1,129	$(23,514)	$(22,385)
Reclassification of income tax benefit due to adoption of ASU 2018-02	256	3,594	3,850
Balance at January 1, 2018	1,385	(19,920)	(18,535)
Other comprehensive gain (loss) before reclassifications	1,712	(36,541)	(34,829)
Amount of gain reclassified from accumulated other comprehensive loss into the statement of operations	(371)	—	(371)
Net current period other comprehensive gain (loss), net of tax	1,341	(36,541)	(35,200)
Balance at September 30, 2018	$2,726	$(56,461)	$(53,735)
Unrealized gains on derivative instruments represent the effective portion of gains associated with interest rate swaps. Designated as cash flow hedges, the interest rate swaps limit the variable interest rate exposure associated with the Company’s term loans. The Company reclassifies amounts into net income (loss) as it makes interest payments on its term loan. Amounts to be reclassified to net income (loss) in the next 12 months are expected to be inconsequential.
The tax effects allocated to each component of other comprehensive loss for the three months ended September 30, 2018 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$(4,163)	$2,868	$(1,295)
Unrealized gain on derivative instruments:
Unrealized gain arising during period	2,863	(466)	2,397
Reclassification adjustment for losses realized in net loss	236	(9)	227
Net unrealized gain on derivative instruments	3,099	(475)	2,624
Other comprehensive (loss) income	$(1,064)	$2,393	$1,329
The tax effects allocated to each component of other comprehensive loss for the nine months ended September 30, 2018 were as follows (in thousands):

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustments	$(36,541)	$—	$(36,541)
Unrealized gain on derivative instruments:
Unrealized gain arising during period	2,178	(466)	1,712
Reclassification adjustment of realized gains to net loss	(362)	(9)	(371)
Net unrealized gain on derivative instruments	1,816	(475)	1,341
Other comprehensive loss	$(34,725)	$(475)	$(35,200)

The tax effects allocated to each component of other comprehensive income for the three months ended September 30, 2017 were as follows (in thousands):

	Before-Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$10,499	$(5,873)	$4,626
Unrealized gain on derivative instruments:
Unrealized gain arising during period	34	(14)	20
Reclassification adjustment for gains realized in net loss	(221)	86	(135)
Net unrealized loss on derivative instruments	(187)	72	(115)
Other comprehensive income	$10,312	$(5,801)	$4,511
The tax effects allocated to each component of other comprehensive income for the nine months ended September 30, 2017 were as follows (in thousands):

	Before-Tax Amount	Tax Expense	Net-of-Tax Amount
Foreign currency translation adjustments	$22,831	$(5,873)	$16,958
Unrealized gain on derivative instruments:
Unrealized gain arising during the period	67	(21)	46
Reclassification adjustment of realized gains to net loss	(478)	184	(294)
Net unrealized loss on derivative instruments	(411)	163	(248)
Other comprehensive income	$22,420	$(5,710)	$16,710
Other (Expense) Income, Net
Other (expense) income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized foreign currency gain (loss)	$1,978	$(5,147)	$2,146	$(9,298)
Net unrealized foreign currency (loss) gain	(4,706)	(381)	14,927	(6,264)
Other, net	(1,618)	(425)	(1,972)	(602)
Total other (expense) income, net	$(4,346)	$(5,953)	$15,101	$(16,164)
3. Business Combinations
inVentiv Health Merger
On August 1, 2017 (the “Merger Date”), the Company completed the Merger with inVentiv with the Company surviving as the accounting and legal entity acquirer. The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The goodwill in connection with the Merger is primarily attributable to the assembled workforce of inVentiv and the expected synergies of the Merger.
In connection with the Merger, the Company assumed certain contingent tax-sharing obligations of inVentiv. The fair value of the contingent tax-sharing liability is remeasured at the end of each reporting period, with changes in the estimated fair value reflected in earnings until the liability is fully settled. The estimated fair value of the contingent tax-sharing obligation liability was $54.1 million and $50.5 million as of September 30, 2018 and December 31, 2017, respectively. The liability is included in the “Accrued liabilities” and “Other long-term liabilities” line items of the accompanying unaudited condensed consolidated balance sheets.
The results of inVentiv’s operations have been included in the Company’s statements of operations since the Merger Date. Computing separate measures of inVentiv’s stand-alone revenue and profitability for the period after the Merger Date is impracticable.
Allocation of Consideration Transferred
The fair value of the consideration transferred on the Merger Date was $4.51 billion. The following table summarizes the allocation of the consideration transferred based on management’s estimates of Merger Date fair values of assets acquired and liabilities assumed, with the excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill (in thousands):

Assets acquired:
Cash and cash equivalents	$57,338
Restricted cash	433
Accounts receivable	367,595
Unbilled accounts receivable	262,944
Other current assets	97,922
Property and equipment	114,041
Intangible assets	1,334,200
Other assets	50,052
Total assets acquired	2,284,525
Liabilities assumed:
Accounts payable	38,072
Accrued liabilities	304,341
Contract liabilities	247,474
Capital leases	40,928
Long-term debt, current and non-current	737,872
Deferred income taxes, net	14,751
Other liabilities	119,480
Total liabilities assumed	1,502,918
Total identifiable assets acquired, net	781,607
Goodwill	$3,724,016
The goodwill recognized in connection with the Merger was $3.72 billion, with $2.23 billion of the goodwill assigned to the Clinical Solutions segment and $1.49 billion assigned to the Commercial Solutions segment. Goodwill generated in the Merger is not deductible for income tax purposes. During the nine months ended September 30, 2018, the Company made adjustments to the preliminary fair value of acquired assets and assumed liabilities to reflect additional information obtained in connection with the Merger. The net effect of these adjustments resulted in a $9.5 million decrease in goodwill.

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

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In thousands, except per share data)
Pro forma total revenue	$1,025,942	$3,145,253
Pro forma net loss	(85,223)	(77,925)
Pro forma loss per share:
Basic	$(0.82)	$(0.75)
Diluted	$(0.82)	$(0.75)
The unaudited pro forma adjustments primarily relate to the depreciation of acquired property and equipment, amortization of acquired intangible assets and interest expense and amortization of deferred financing costs related to the new financing arrangements. In addition, the unaudited pro forma net loss for the three and nine months ended September 30, 2017 was adjusted to exclude $68.2 million and $90.9 million, respectively, net of tax effects, of nonrecurring merger-related transaction costs.
Kinapse Limited Acquisition
In August 2018, the Company completed its acquisition of Kinapse Topco Limited (“Kinapse”), a provider of advisory and operational solutions to the global life sciences industry. The total purchase consideration was $100.1 million plus assumed debt and includes cash acquired of $4.9 million. The Company recognized $83.4 million of goodwill and $57.3 million of intangible assets, principally customer relationships, as a result of the acquisition. The goodwill is not deductible for income tax purposes. The Company’s assessment of fair value and the purchase price allocation related to this acquisition is preliminary and further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date).
The operating results from the Kinapse acquisition have been included in the Company’s Commercial Solutions segment from the date of acquisition. The unaudited pro forma financial information was not updated to include this acquisition as the impact would have been insignificant.

4. Long-Term Debt Obligations
The Company’s debt obligations consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Secured Debt
Term Loan A due August 2022	$981,250	$1,000,000
Term Loan B due August 2024	1,251,000	1,550,000
Revolving credit facility due August 2022	—	—
Accounts receivable financing agreement due June 2020	183,600	—
Total secured debt	2,415,850	2,550,000
Unsecured Debt
7.5% Senior Unsecured Notes due 2024	403,000	403,000
Total debt obligations	2,818,850	2,953,000
Add: unamortized Senior Notes premium, net of original issue debt discount	33,360	38,656
Less: unamortized deferred issuance costs	(14,529)	(20,722)
Less: current portion of debt	(62,050)	(25,000)
Total debt obligations, non-current portion	$2,775,631	$2,945,934
During the nine months ended September 30, 2018, the Company voluntarily prepaid $299.0 million towards reducing its outstanding Term Loan B balance, which was applied against the regularly-scheduled quarterly principal payments. As a result, the Company is not required to make a mandatory payment against the Term Loan B principal balance until maturity in August 2024. Additionally, during the nine months ended September 30, 2018, the Company made mandatory principal repayments of $18.8 million towards its Term Loan A and settled $36.6 million of debt upon the closing of an acquisition.

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
Accounts Receivable Financing Agreement
On June 29, 2018 the Company entered into an accounts receivable financing agreement (as amended) with a termination date of June 29, 2020, unless terminated earlier pursuant to its terms. Under this agreement, certain of the Company’s consolidated subsidiaries will sell accounts receivable and unbilled services (including contract assets) balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”). The SPE can borrow up to $250.0 million from a third-party lender, secured by liens on certain receivables and other assets of the SPE. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under this agreement. The available borrowing capacity varies monthly according to the levels of the Company’s eligible accounts receivable and unbilled receivables. Loans under this agreement will accrue interest at a reserve-adjusted LIBOR rate or a base rate equal to the highest of (i) the applicable lender’s prime rate, and (ii) the federal funds rate plus 0.50%. The Company may prepay loans upon one business day prior notice and may terminate or reduce the facility limit of the accounts receivable financing agreement with 15 days’ prior notice.
As of September 30, 2018, the Company had $183.6 million of outstanding borrowings under the accounts receivable financing agreement, which is recorded in the “Current portion of long term debt” and “Long term debt, noncurrent” line items on the accompanying unaudited condensed consolidated balance sheet. The remaining maximum capacity available for borrowing under this agreement was $66.4 million as of September 30, 2018.
5. Derivative Financial Instruments
In May 2016, the Company entered into interest rate swaps with a combined notional value of $300.0 million in an effort to limit its exposure to variable interest rates on its Term Loans. Interest began accruing on the swaps on June 30, 2016 and a portion of the interest rate swaps expired on June 30, 2018, with the remainder expiring on May 14, 2020. As of September 30, 2018, the remaining notional value of these interest rate swaps was $100.0 million.
In June 2018, the Company entered into two new interest rate swaps with multiple counterparties in an effort to limit its exposure to variable interest rates on its Term Loans. The first interest rate swap has an aggregate notional value of $1.22 billion, began accruing interest on June 29, 2018, and will expire on December 31, 2018. As of September 30, 2018, the remaining notional value of this interest rate swap was $1.07 billion. The second interest rate swap has an aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and will expire on June 30, 2021.
The material terms of these derivatives are substantially the same as those contained within the 2017 Credit Agreement, including monthly settlements with the swap counterparty. Interest rate swaps are designated as hedging instruments. The amounts of hedge ineffectiveness recorded in net loss during the three and nine months ended September 30, 2018 and September 30, 2017 were insignificant and were attributable to inconsistencies in certain terms between the interest rate swaps and the 2017 Credit Agreement.
The Company became a party to certain foreign currency exchange rate forward contracts as a result of an acquisition that have expiration dates through April 2019. During the three and nine months ended September 30, 2018, the amount of loss recognized in other income (expense), net with respect to these contracts was inconsequential.
The fair values of the Company’s derivative financial instruments and the line items on the accompanying unaudited condensed consolidated balance sheets to which they were recorded are as follows (in thousands):

	Balance Sheet Classification	September 30, 2018	December 31, 2017
Foreign currency exchange rate swaps - current	Prepaid expenses and other current assets	$138	$—
Interest rate swaps - current	Prepaid expenses and other current assets	$1,640	$916
Interest rate swaps - non-current	Other long-term assets	$3,365	$1,263
Interest rate swaps - current	Accrued liabilities	$(1,028)	$—

6. Fair Value Measurements
Assets and Liabilities Carried at Fair Value
As of September 30, 2018 and December 31, 2017, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, billed and unbilled accounts receivable, contract assets, accounts payable, accrued liabilities, contract liabilities, assumed contingent obligations, capital leases, liabilities under the accounts receivable financing agreement, and derivative instruments.
The fair value of cash and cash equivalents, restricted cash, billed and unbilled accounts receivable, contract assets, accounts payable, accrued liabilities, contract liabilities, and the liabilities under the accounts receivable financing agreement approximates their respective carrying amounts because of the liquidity and short-term nature of these financial instruments.
Financial Instruments Subject to Recurring Fair Value Measurements

As of September 30, 2018, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$17,113	$—	$—	$17,113
Derivative instruments	—	5,143	—	5,143
Total assets	$17,113	$5,143	$—	$22,256

Liabilities:
Derivative instruments	$—	$1,028	$—	$1,028
Contingent obligations related to business combinations	—	—	58,530	58,530
Total liabilities	$—	$1,028	$58,530	$59,558

As of December 31, 2017, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$16,318	$—	$—	$16,318
Derivative instruments	—	2,179	—	2,179
Total assets	$16,318	$2,179	$—	$18,497

Liabilities:
Contingent obligations related to business combinations	$—	$—	$50,480	$50,480
Total liabilities	$—	$—	$50,480	$50,480
The following table presents changes in the carrying amount of obligations classified as Level 3 category within the fair value hierarchy for the nine months ended September 30, 2018 (in thousands):

Balance at December 31, 2017	$50,480
Additions	4,353
Changes in fair value recognized in earnings	3,697
Balance at September 30, 2018	$58,530
During the nine months ended September 30, 2018, there were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 fair value measurements.
Financial Instruments Subject to Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of September 30, 2018 and December 31, 2017, assets subject to non-recurring fair value measurements totaled $5.54 billion and $5.58 billion, respectively.
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

	September 30, 2018		December 31, 2017
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A due August 2022	$979,333	$981,250	$1,000,000	$1,000,000
Term Loan B due August 2024	$1,249,673	$1,251,000	$1,548,149	$1,550,000
7.5% Senior Unsecured Notes due 2024	$439,604	$429,195	$443,507	$433,729
(a) The carrying value of the term loan debt is shown net of original issue debt discounts. The carrying value of the 7.5% Senior Unsecured Notes is inclusive of unamortized premiums.

7. Restructuring and Other Costs
Merger-Related Restructuring
In connection with the Merger, the Company established a restructuring plan to eliminate redundant positions and reduce its facility footprint worldwide. The Company expects to continue the ongoing evaluations of its workforce and facilities infrastructure needs through 2020 in an effort to optimize its resources. During the nine months ended September 30, 2018, the Company recognized approximately: (i) $13.2 million of employee severance and benefits related costs; (ii) $20.6 million of facility closure and lease termination costs; and (iii) $0.5 million of other costs related to the Merger. Over the next several years, the Company expects to incur significant costs related to the restructuring of its operations in order to achieve targeted synergies from the Merger. The timing and the amount of these costs and related benefits may differ significantly from current management’s estimates and depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of the Company’s operations.
Other Restructuring
During the nine months ended September 30, 2018, the Company incurred $1.4 million of facility closure and lease termination costs related to the Company’s pre-Merger activities aimed at optimizing its resources worldwide. Additionally, during the nine months ended September 30, 2018, the Company recognized: (i) approximately $3.2 million of consulting costs related to the restructuring of its contract management processes to meet the requirements of the newly adopted revenue recognition accounting standard; (ii) $1.7 million of employee severance and benefits related costs; and (iii) $1.0 million of other restructuring costs.
Accrued Restructuring Liabilities
The following table summarizes activity related to the liabilities associated with restructuring and other costs during the nine months ended September 30, 2018 (in thousands):

	Employee Severance Costs, Including Executive Transition Costs	Facility Closure and Lease Termination Costs	Other Costs	Total
Balance at December 31, 2017	$8,858	$7,411	$524	$16,793
Expenses incurred(a)	14,829	18,633	4,148	37,610
Cash payments made	(18,208)	(5,301)	(4,594)	(28,103)
Balance at September 30, 2018	$5,479	$20,743	$78	$26,300
(a) The amount of expenses incurred presented in the reconciliation of accrued restructuring liabilities excludes $4.0 million of non-cash restructuring and other expenses incurred for the nine months ended September 30, 2018 because these expenses were not subject to accrual prior to the period in which they were incurred.
The Company expects that substantially all of the employee severance costs accrued as of September 30, 2018 will be paid within the next twelve months. Certain facility costs will be paid over the remaining terms of exited facility leases, which range from 2018 through 2027. Liabilities associated with these costs are included in the “Accrued liabilities” and “Other long-term liabilities” line items in the accompanying unaudited condensed consolidated balance sheets. Restructuring and other costs included in net loss for the three and nine months ended September 30, 2018 are presented in the “Restructuring and other costs” line item in the unaudited condensed consolidated statements of operations.

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
As of September 30, 2018, the Company has remaining authorization to repurchase up to approximately $175.0 million of shares of its common stock under the 2018 stock repurchase program.
9. Share-Based Compensation
Restricted Stock Unit Award Activity
The following table summarizes the Restricted Stock Unit (“RSU”) activity during the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	907,580	$49.30
Granted	1,897,581	$38.55
Vested	(242,315)	$48.53
Forfeited	(295,697)	$45.10
Non-vested at September 30, 2018	2,267,149	$40.93
At September 30, 2018, total unrecognized compensation expense related to unvested RSUs was $67.4 million, which is expected to be recognized over a weighted average period of 2.2 years.

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

Share-based Compensation Expense
The total amount of share-based compensation expense recognized in the unaudited condensed consolidated statements of operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Classification	2018	2017	2018	2017
Direct costs	$5,216	$5,388	$14,540	$11,055
Selling, general, and administrative expenses	4,575	2,165	11,414	8,546
Restructuring and other costs	—	—	91	—
Transaction and integration-related expenses	—	31,327	—	31,327
Total share-based compensation expense	$9,791	$38,880	$26,045	$50,928
10. Earnings Per Share
Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period. A reconciliation of the numerators and denominators of the basic and diluted per share computations of weighted average common shares outstanding based on the Company’s consolidated net loss is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net loss	$(10,394)	$(147,998)	$(21,386)	$(123,422)
Denominator:
Basic weighted average common shares outstanding	103,012	87,152	103,453	65,097
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	—	—	—	—
Diluted weighted average common shares outstanding	103,012	87,152	103,453	65,097
Loss per share:
Basic	$(0.10)	$(1.70)	$(0.21)	$(1.90)
Diluted	$(0.10)	$(1.70)	$(0.21)	$(1.90)

Potential common shares outstanding that are considered antidilutive are excluded from the computation of diluted earnings per share. Potential common shares related to stock options and other awards under deferred share-based compensation programs may be determined to be antidilutive based on the application of the treasury stock method. Potential common shares are also considered antidilutive in the event of a net loss from operations.
The number of potential shares outstanding that were considered antidilutive using the treasury stock method and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Anti-dilutive stock options and other awards	335	126	1,224	488
Anti-dilutive stock options and other awards under deferred share-based compensation programs excluded based on reporting a net loss for the period	1,621	1,534	1,208	1,275
Total common stock equivalents excluded from diluted earnings per share computation	1,956	1,660	2,432	1,763
11. Income Taxes
Income Tax Expense
For the three and nine months ended September 30, 2018, the Company recorded income tax expense of $12.0 million and $19.1 million, compared to pre-tax income of $1.6 million and pre-tax loss of $2.3 million, respectively. The effective tax rate for the three and nine months ended September 30, 2018 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to: (i) the recognition of unfavorable discrete adjustments related to foreign currency exchange; (ii) the geographical split of pre-tax income; and (iii) deferred expense related to hanging credits on domestic indefinite-lived intangibles.
For the three and nine months ended September 30, 2017, the Company recorded an income tax expense of $26.1 million and $30.2 million, respectively, compared to pre-tax losses of $121.9 million and $93.2 million, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2017 varied from the U.S. federal statutory income tax rate of 35.0% primarily due to: (i) a discrete tax expense related to a change in the Company’s method of accounting for undistributed foreign earnings; (ii) the relative amount of income from operations earned in international jurisdictions with lower statutory income tax rates than the United States; and (iii) discrete tax adjustments related to excess tax benefits on share-based compensation.
Unrecognized Tax Benefits
The Company's gross unrecognized tax benefits, exclusive of associated interest and penalties, were $19.7 million and $43.7 million as of September 30, 2018 and December 31, 2017, respectively. The decrease of $24.0 million was primarily due to: (i) audit settlements in the United States and foreign jurisdictions, of which $1.4 million decreased tax expense; and (ii) remeasurement of acquired positions in relation to the Merger with inVentiv. The Company anticipates that during the next 12 months the unrecognized tax benefits will decrease by approximately $0.1 million.

Tax Cuts and Jobs Act of 2017
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). The Tax Act made broad and complex changes to the U.S. tax code, including requiring companies to pay a one-time transition tax on certain undistributed earnings of foreign subsidiaries. The deemed repatriation transition tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of the Company’s foreign subsidiaries. The Company was able to reasonably estimate the Transition Tax and recorded a provisional tax expense of $63.1 million for the year ended December 31, 2017. During the nine months ended September 30, 2018, the Company completed its accounting for the effects of the Transition Tax, with the exception of the state tax effects. On the basis of revised E&P computations that were completed during the reporting period, the final Transition Tax is $61.5 million. Due to the valuation allowance on the federal deferred tax assets, this decrease in the Transition Tax did not affect the 2018 effective tax rate for the period.
12. Revenue from Contracts with Customers
Service Revenue
The Company adopted ASC 606 - Revenue from Contracts with Customers and all related amendments (“new revenue standard” or “ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and nine months ended September 30, 2018 reflect the application of ASC 606, while the reported results for the three and nine months ended September 30, 2017 were prepared under ASC 605 - Revenue Recognition and other authoritative guidance in effect for those periods. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.
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

September 30, 2018
Capitalized costs incurred to obtain or fulfill contracts with customers	$19,003

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Amortization of capitalized costs	$5,209	$12,911
Clinical Solutions
The Company’s Clinical Solutions segment provides solutions to address the clinical development needs of customers. The Company provides biopharmaceutical program development services through the Full Service Clinical Development (“Full Service”) platform, discrete services for any part of a customer clinical trial through a Functional Service Provider (“FSP”) offering, Early Stage services, and Real World and Late Phase (“RWLP”) services. The services provided via the Full Service and RWLP platforms generally span several years and a significant benefit to the customer is provided by integrating those services provided by the Company’s employees as well as those performed by third parties.

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
Unsatisfied Performance Obligations
As of September 30, 2018, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with a contract term greater than one year and which are not accounted for as a series pursuant to ASC 606 was $5.22 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and as a result, is lower than the potential contractual revenue. Specifically, contracts that do not commence within a certain period of time require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control. Accordingly, such contracts have been excluded from the unsatisfied performance obligations balance presented above.
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
During the three and nine months ended September 30, 2018, the Company recognized approximately $363.7 million and $481.8 million, respectively, of revenue that was included in the contract liabilities balance at the beginning of the period. In order to determine revenue recognized in the period from contract liabilities, the Company first allocates revenue to the individual contract liability balance outstanding at the beginning of the period until the revenue exceeds that balance. During the three and nine months ended September 30, 2018, approximately $2.9 million and $(6.1) million of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods and predominately related to changes in scope and estimates in full service clinical studies. Changes in the contract assets and liabilities balances during the three and nine months ended September 30, 2018 were not materially impacted by any other factors.
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

The following table compares the reported unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018 to the amounts as if the previous revenue recognition guidance remained in effect for the three and nine months ended September 30, 2018 (in thousands, except per share amounts):

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
	ASC 606 As Reported	ASC 605 As Adjusted	ASC 606 As Reported	ASC 605 As Adjusted
Service revenue	$1,114,918	$787,502	$3,244,644	$2,344,021
Reimbursable out-of-pocket expenses	—	332,853	—	942,396
Total revenue	1,114,918	1,120,355	3,244,644	3,286,417
Direct costs (exclusive of depreciation and amortization)	539,570	539,239	1,619,620	1,624,249
Reimbursable out-of-pocket expenses	332,644	332,853	940,882	942,396
Selling, general, and administrative	96,943	97,737	296,420	298,266
Restructuring and other costs	19,349	19,349	41,647	41,647
Transaction and integration-related expenses	18,561	18,561	61,804	61,804
Depreciation	17,639	17,639	53,224	53,224
Amortization	50,395	50,395	150,333	150,333
Total operating expenses	1,075,101	1,075,773	3,163,930	3,171,919
Income (loss) from operations	39,817	44,582	80,714	114,498
Other expense, net:
Interest income	1,004	1,004	3,498	3,498
Interest expense	(33,097)	(33,097)	(97,727)	(97,727)
Loss on extinguishment of debt	(1,789)	(1,789)	(3,914)	(3,914)
Other (expense) income, net	(4,346)	(4,346)	15,101	15,101
Total other expense, net	(38,228)	(38,228)	(83,042)	(83,042)
Income (loss) before provision for income taxes	1,589	6,354	(2,328)	31,456
Income tax expense	(11,983)	(8,129)	(19,058)	(21,505)
Net (loss) income	(10,394)	(1,775)	(21,386)	9,951
Earnings (loss) per share attributable to common shareholders:
Basic	$(0.10)	$(0.02)	$(0.21)	$0.10
Diluted	$(0.10)	$(0.02)	$(0.21)	$0.10
Weighted average common shares outstanding:
Basic	103,012	103,012	103,453	103,453
Diluted	103,012	103,012	103,453	104,661

The following is a summary of the significant changes in the Company’s unaudited condensed consolidated statement of operations as a result of adopting ASC 606 on January 1, 2018, compared to the amounts as if the Company had continued to report its results under ASC 605:

•
ASC 606 delayed the recognition of revenue principally related to Full Service customer clinical trials in the Company’s Clinical Solutions segment for the three and nine months ended September 30, 2018 as revenue was previously recognized when contractual items (i.e. “units”) were delivered or on a proportional performance basis, generally using output measures of progress specific to the services provided, such as site or investigator recruitment, patient enrollment and data management. These measures excluded reimbursed investigator payments, other pass-through costs, and out-of-pocket expenses, which were recognized as incurred and presented separately as a component of total revenue in the unaudited condensed consolidated statement of operations. Pursuant to the adoption of ASC 606, the majority of revenue recognized related to Full Service customer clinical trials is accounted for using project costs as an input measure of progress, and includes reimbursable pass-through costs and out-of-pocket expenses.

•
ASC 606 delayed the recognition of revenue in the Company’s Commercial Solutions segment for the nine months ended September 30, 2018 as certain costs to recruit and train the contract field promotion teams, and revenue for the related reimbursements, are deferred and amortized over the contract term under ASC 606. These amounts were previously recognized as each separate service was delivered to the customer. These delays were partially offset by the acceleration of revenue recognition on certain incentive fee programs that were previously recognized upon customer approval. For the three months ended September 30, 2018 the recognition of revenue under ASC 606 and ASC 605 was comparatively similar.

The following table compares the reported unaudited condensed consolidated balance sheet as of September 30, 2018 to the amounts as if the previous revenue recognition guidance remained in effect as of September 30, 2018 (in thousands):

	September 30, 2018
	ASC 606 As Reported	ASC 605 As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$132,402	$132,402
Restricted cash	2,202	2,202
Accounts receivable billed, net	656,682	656,682
Accounts receivable unbilled	347,894	496,003
Contract assets	136,824	—
Prepaid expenses and other current assets	80,418	62,638
Total current assets	1,356,422	1,349,927
Property and equipment, net	175,128	175,128
Goodwill	4,352,825	4,352,825
Intangible assets, net	1,189,665	1,189,665
Deferred income tax assets	32,702	27,047
Other long-term assets	102,951	93,085
Total assets	$7,209,693	$7,187,677

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,204	$82,204
Accrued liabilities	527,225	479,118
Contract liabilities	709,027	600,871
Current portion of capital lease obligations	16,603	16,603
Current portion of long-term debt	62,050	62,050
Total current liabilities	1,397,109	1,240,846
Capital lease obligations, non-current	21,568	21,568
Long-term debt, non-current	2,775,631	2,775,631
Deferred income tax liabilities	58,612	67,914
Other long-term liabilities	123,745	120,387
Total liabilities	4,376,665	4,226,346
Shareholders' equity:
Preferred stock	—	—
Common stock	1,032	1,032
Additional paid-in capital	3,390,734	3,390,734
Accumulated other comprehensive loss, net of tax	(53,735)	(55,585)
Accumulated deficit	(505,003)	(374,850)
Total shareholders' equity	2,833,028	2,961,331
Total liabilities and shareholders' equity	$7,209,693	$7,187,677

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

Information about reportable segment operating results is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Clinical Solutions service revenue	$819,203	$432,780	$2,389,955	$937,781
Commercial Solutions service revenue	295,715	159,427	854,689	164,591
Total segment service revenue	1,114,918	592,207	3,244,644	1,102,372
Reimbursable out-of-pocket expenses not allocated to segments	—	230,121	—	493,009
Total consolidated revenue	$1,114,918	$822,328	$3,244,644	$1,595,381
Segment direct costs:
Clinical Solutions	$352,049	$284,872	$1,063,019	$591,383
Commercial Solutions	182,305	115,538	542,061	120,205
Total segment direct costs	$534,354	$400,410	$1,605,080	$711,588
Reimbursable out-of-pocket expenses:
Clinical Solutions	$281,209	$—	$794,604	$—
Commercial Solutions	51,435	—	146,278	—
Total segment reimbursable out-of-pocket expenses	$332,644	$—	$940,882	$—
Segment selling, general, and administrative expenses:
Clinical Solutions	$63,707	$59,142	$197,764	$131,208
Commercial Solutions	22,182	18,113	63,368	18,113
Total segment selling, general, and administrative expenses	$85,889	$77,255	$261,132	$149,321
Segment operating income:
Clinical Solutions	$122,238	$88,766	$334,568	$215,190
Commercial Solutions	39,793	25,776	102,982	26,273
Total segment operating income	$162,031	$114,542	$437,550	$241,463
Operating expenses not allocated to segments:
Reimbursable out-of-pocket expenses not allocated to segments	$—	$230,121	$—	$493,009
Corporate selling, general, and administrative expenses not allocated to segments	6,479	9,435	23,874	18,453
Share-based compensation included in direct costs not allocated to segments	5,216	5,388	14,540	11,055
Share-based compensation included in selling, general, and administrative expenses not allocated to segments	4,575	2,165	11,414	8,546
Restructuring and other costs	19,349	6,670	41,647	12,626
Transaction and integration-related expenses	18,561	84,340	61,804	108,081
Asset impairment charges	—	30,000	—	30,000
Depreciation and amortization	68,034	65,432	203,557	96,588
Total consolidated income (loss) from operations	$39,817	$(88,888)	$80,714	$(43,886)

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
The following table summarizes information about revenue by geographic area (in thousands and with all intercompany transactions eliminated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
North America (a)	$761,414	$386,466	$2,219,725	$676,759
Europe, Middle East, and Africa	232,916	135,347	693,874	295,452
Asia-Pacific	97,726	56,421	269,353	98,862
Latin America	22,862	13,973	61,692	31,299
Total service revenue	1,114,918	592,207	3,244,644	1,102,372
Reimbursable-out-of-pocket expenses	—	230,121	—	493,009
Total revenue	$1,114,918	$822,328	$3,244,644	$1,595,381
(a)Service revenue for the North America region includes revenue attributable to the United States of $718.0 million and $370.5 million, or 64.4% and 62.6% of total service revenue, for the three months ended September 30, 2018 and September 30, 2017, respectively. Service revenue for the North America region includes revenue attributable to the United States of $2,104.8 million and $646.8 million, or 64.9% and 58.7% of total service revenue, for the nine months ended September 30, 2018 and September 30, 2017, respectively. No other country represented more than 10% of service revenue for any period.
Long-lived assets by geographic area for each period were as follows (in thousands and all intercompany transactions have been eliminated):

	September 30, 2018	December 31, 2017
Property and equipment, net:
North America (a)	$129,588	$136,101
Europe, Middle East and Africa	28,871	25,517
Asia-Pacific	12,862	14,700
Latin America	3,807	4,094
Total property and equipment, net	$175,128	$180,412
(a) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $123.5 million and $128.5 million as of September 30, 2018 and December 31, 2017, respectively.
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
As of September 30, 2018, the amount of cash and cash equivalents held outside the United States by the Company’s foreign subsidiaries was $77.5 million, or approximately 59% of the total consolidated cash and cash equivalents balance. As of December 31, 2017, the amount of cash and cash equivalents held outside the United States by the Company’s foreign subsidiaries was $192.0 million, or approximately 60% of the total consolidated cash and cash equivalents balance.
During the three and nine months ended September 30, 2018, one customer accounted for approximately 12% and 11%, respectively, of the Company’s service revenue (including reimbursable out-of-pocket expenses as a result of the adoption of ASC 606 described in “Note 12 - Revenue from Contracts with Customers”). During the three months ended September 30, 2017, one customer accounted for 10% of the Company’s service revenue. No single customer accounted for greater than 10% of the Company’s service revenue for the nine months ended September 30, 2017.
As of September 30, 2018 and December 31, 2017, one customer accounted for approximately 13% of the Company’s billed accounts receivable, unbilled accounts receivable, and contract assets balances.
16. Related-Party Transactions
For the three and nine months ended September 30, 2018, the Company incurred reimbursable out-of-pocket expenses of $1.6 million and $2.8 million, respectively, for professional services obtained from two providers, one whose significant shareholder was also a significant shareholder of the Company and the other whose member of the Board of Directors was also a member of the Company’s Board of Directors. Additionally, at September 30, 2018 the Company had liabilities of $1.0 million included in the “Accounts Payable” and “Accrued Liabilities” line items on the unaudited condensed consolidated balance sheets associated with these related parties. For the three and nine months ended September 30, 2017, the Company incurred reimbursable out-of-pocket expenses of $0.2 million for professional services obtained from a provider whose significant shareholder was also a significant shareholder of the Company.
No material related-party revenue was recorded for the three and nine months ended September 30, 2018 or 2017.
17. Commitments and Contingencies
Self-Insurance Reserves
The Company is self-insured for certain losses relating to health insurance claims for the majority of its employees located within the United States. Additionally, the Company maintains certain self-insurance retention limits related to automobile and workers’ compensation insurance. As of September 30, 2018 and December 31, 2017, the total accrual for self-insurance reserves was $17.2 million and $16.6 million, respectively.
Assumed Contingent Tax-Sharing Obligations
As a result of the Merger, the Company assumed contingent tax-sharing obligations arising from inVentiv’s 2016 merger with Double Eagle Parent, Inc. As of September 30, 2018 and December 31, 2017, the estimated fair value of the assumed contingent tax-sharing obligations was $54.1 million and $50.5 million, respectively. For additional information, refer to “Note 3 - Business Combinations.”
Contingent Earn-out Liability
In connection with the Kinapse acquisition, the Company recorded a contingent earn out liability to be paid based on Kinapse meeting revenue targets as of March 31, 2021. The fair value of the earn out liability is remeasured at the end of each reporting period, with changes in the estimated fair value reflected in earnings until the liability is settled. The estimated fair value of the contingent earn out liability was $4.5 million as of September 30, 2018 and is included in the “Other long-term liabilities” line item of the accompanying unaudited condensed consolidated balance sheets. For additional information, refer to “Note 3 - Business Combinations.”

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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following: the need to hire, develop, and retain key personnel; the impact of unfavorable economic conditions, including the uncertain international economic environment, changes in exchange rates, and effective income tax rate fluctuations; the impact of potentially underpricing our contracts, overrunning our cost estimates, or failing to receive approval for or experiencing delays with documentation of change orders; any adverse effects from customer or therapeutic area concentration; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope, or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; the cyber-security and other risks associated with our information systems infrastructure; risks associated with the integration of our business with the business of inVentiv and our operation of the combined business following the closing of the Merger; the risks associated with doing business internationally; the impact of adoption of the new accounting standard of recognizing revenue from customers; impact of the Tax Act; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our failure to perform our services in accordance with contractual requirements, regulatory standards, and ethical considerations; the risk of litigation and personal injury claims; the risks associated with potential future acquisitions or investments in our customers’ businesses or drugs; the impact of changes in government regulations and healthcare reform; and the cost of and our ability to service our substantial indebtedness. For a further discussion of the risks relating to our business, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
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
The following table sets forth backlog as of the following dates under ASC 605 (in millions):

	Balance at September 30,
	2018	2017	Change
Clinical Solutions	$4,220.6	$3,711.7	$508.9	13.7%
Commercial Solutions - Selling Solutions (a)	460.3	—	460.3	n/m
Total Backlog	$4,680.9	$3,711.7	$969.2	26.1%
(a) Following our Merger with inVentiv and beginning January 1, 2018, we began reporting information related to backlog associated with the selling solutions service offering within our Commercial Solutions segment. This information is not presented for periods prior to 2018.
Included in backlog at September 30, 2018 is approximately $664.2 million that we expect to recognize as service revenue in 2018. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.
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

Net new business awards
The following table sets forth new business awards, net of cancellations of prior awards under ASC 605 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Clinical Solutions	$676.0	$578.3	$2,075.6	$1,213.4
Commercial Solutions	244.2	—	772.4	—
Total net new business awards	$920.2	$578.3	$2,848.0	$1,213.4
Net new business awards for our Clinical Solutions segment were higher during the three and nine months ended September 30, 2018, primarily due to the Merger. Effective January 1, 2018, we began reporting information related to net new business awards associated with our Commercial Solutions segment. This information is not presented for periods prior to 2018.
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
Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated financial statements along with the percentage changes (in thousands, except percentages):

	Three Months Ended September 30,
	2018	2017	Change
Service revenue	$1,114,918	$592,207	$522,711	88.3%
Reimbursable out-of-pocket expenses	—	230,121	(230,121)	n/m
Total revenue	1,114,918	822,328	292,590	35.6%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	539,570	405,798	133,772	33.0%
Reimbursable out-of-pocket expenses	332,644	230,121	102,523	44.6%
Selling, general, and administrative	96,943	88,855	8,088	9.1%
Restructuring and other costs	19,349	6,670	12,679	190.1%
Transaction and integration-related expenses	18,561	84,340	(65,779)	(78.0)%
Asset impairment charges	—	30,000	(30,000)	n/m
Depreciation and amortization	68,034	65,432	2,602	4.0%
Total operating expenses	1,075,101	911,216	163,885	18.0%
Income (loss) from operations	39,817	(88,888)	128,705	144.8%
Total other expense, net	(38,228)	(32,986)	(5,242)	(15.9)%
Income (loss) before provision for income taxes	1,589	(121,874)	123,463	101.3%
Income tax expense	(11,983)	(26,124)	14,141	54.1%
Net loss	$(10,394)	$(147,998)	$137,604	93.0%

	Nine Months Ended September 30,
	2018	2017	Change
Service revenue	$3,244,644	$1,102,372	$2,142,272	194.3%
Reimbursable out-of-pocket expenses	—	493,009	(493,009)	n/m
Total revenue	3,244,644	1,595,381	1,649,263	103.4%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,619,620	722,643	896,977	124.1%
Reimbursable out-of-pocket expenses	940,882	493,009	447,873	90.8%
Selling, general, and administrative	296,420	176,320	120,100	68.1%
Restructuring and other costs	41,647	12,626	29,021	229.9%
Transaction and integration-related expenses	61,804	108,081	(46,277)	(42.8)%
Asset impairment charges	—	30,000	(30,000)	n/m
Depreciation and amortization	203,557	96,588	106,969	110.7%
Total operating expenses	3,163,930	1,639,267	1,524,663	93.0%
Income (loss) from operations	80,714	(43,886)	124,600	283.9%
Total other expense, net	(83,042)	(49,319)	(33,723)	(68.4)%
Loss before provision for income taxes	(2,328)	(93,205)	90,877	97.5%
Income tax expense	(19,058)	(30,217)	11,159	36.9%
Net loss	$(21,386)	$(123,422)	$102,036	82.7%
Service Revenue
For the three months ended September 30, 2018, our service revenue increased by $522.7 million, or 88.3%, to $1.11 billion from $592.2 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, our service revenue increased by $2.14 billion, or 194.3%, to $3.24 billion from $1.10 billion for the nine months ended September 30, 2017.
As a result of adopting the new revenue recognition standard on January 1, 2018, we no longer present service revenue and revenue associated with reimbursable out-of-pocket expenses separately in the statements of operations as, under the new revenue recognition standard, they represent a single performance obligation and separate presentation is no longer permitted. The inclusion of revenue associated with reimbursable out-of-pocket expenses in service revenue in 2018 contributed to approximately 56.2% and 85.3%, respectively, of the increases to service revenue for the three and nine months ended September 30, 2018. Service revenue for the three and nine months ended September 30, 2018 was comprised of fee revenue of $782.3 million and $2.30 billion, and revenue associated with reimbursable out-of-pocket expenses of $332.6 million and $940.9 million, respectively. Comparatively, service revenue, which represents fee revenue only, for the three and nine months ended September 30, 2017 was $592.2 million and $1.10 billion, respectively. Revenue associated with reimbursable out-of-pocket expenses for the three and nine months ended September 30, 2017 was $230.1 million and $493.0 million, respectively.
For the three and nine months ended September 30, 2018, our service revenue increased compared to the same period in the prior year primarily as a result of: (i) the inclusion of revenue associated with reimbursable out-of-pocket expenses as a component of service revenue in 2018, as discussed above; and (ii) the Merger with inVentiv in August 2017. These increases were partially offset by: (i) unfavorable impacts from adoption of ASC 606 of $5.2 million and $40.3 million, respectively; (ii) a less favorable revenue mix in our Clinical Solutions segment during the three months ended September 30, 2018; and (iii) reductions in revenue of approximately $2.9 million and $10.5 million, respectively, due to the fair value adjustments required by purchase accounting.

During the three and nine months ended September 30, 2018, one customer accounted for approximately 12% and 11%, respectively, of our service revenue (which includes revenue associated with reimbursable out-of-pocket expenses as a result of our adoption of ASC 606). During the three months ended September 30, 2017, one customer accounted for 10% of our service revenue. No single customer accounted for greater than 10% of our service revenue for the nine months ended September 30, 2017. Service revenue from our top five customers accounted for approximately 25% of total consolidated service revenue for both the three months ended September 30, 2018 and 2017, respectively. Service revenue from our top five customers accounted for approximately 25% and 23% of total consolidated service revenue for the nine months ended September 30, 2018 and 2017, respectively.
Service revenue for each of our segments was as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2018	% of total	2017	% of total	Change
Clinical Solutions	$819,203	73.5%	$432,780	73.1%	$386,423	89.3%
Commercial Solutions	295,715	26.5%	159,427	26.9%	136,288	85.5%
Total service revenue	$1,114,918		$592,207		$522,711	88.3%

	Nine Months Ended September 30,
	2018	% of total	2017	% of total	Change
Clinical Solutions	$2,389,955	73.7%	$937,781	85.1%	$1,452,174	154.9%
Commercial Solutions	854,689	26.3%	164,591	14.9%	690,098	419.3%
Total service revenue	$3,244,644		$1,102,372		$2,142,272	194.3%
Clinical Solutions
Our Clinical Solutions segment is a leading global CRO that is therapeutically-focused and offers a variety of clinical development services spanning Phase I to Phase IV, including full-service global studies, as well as unbundled service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. For the three and nine months ended September 30, 2018, our Clinical Solutions segment generated service revenue of $819.2 million and $2.39 billion, representing approximately 73.5% and 73.7%, respectively, of our total service revenue in the period. For the three and nine months ended September 30, 2017, our Clinical Solutions segment generated service revenue of $432.8 million and $937.8 million, representing approximately 73.1% and 85.1%, respectively, of our total service revenue in the period.
For the three and nine months ended September 30, 2018, our service revenue attributable to the Clinical Solutions segment increased compared to the same period in the prior year primarily due to: (i) the Merger with inVentiv in August 2017; and (ii) the inclusion of revenue associated with reimbursable out-of-pocket expenses as a component of service revenue in 2018 according to the requirements of the new revenue recognition standard as discussed above. This increase was partially offset by a less favorable revenue mix during the three months ended September 30, 2018.

Commercial Solutions

Our Commercial Solutions segment is a leading provider of a full suite of complementary commercialization services, including outsourced field selling solutions, medication adherence, communications (public relations and advertising), and consulting services. For the three and nine months ended September 30, 2018, our Commercial Solutions segment generated service revenue of $295.7 million and $854.7 million, representing approximately 26.5% and 26.3%, respectively, of total service revenue for the period. For the three and nine months ended September 30, 2017, our Commercial Solutions segment generated service revenue of $159.4 million and $164.6 million, representing approximately 26.9% and 14.9%, respectively, of total service revenue for the period.
For the three months ended September 30, 2018, our Commercial Solutions service revenue increased compared to the same periods in the prior year due to the Merger with inVentiv in August 2017. Additionally during the third quarter of 2018, our service revenue associated with this segment increased on a comparative basis to amounts reported by inVentiv in periods prior to the merger.
For the nine months ended September 30, 2018, our Commercial Solutions service revenue increased on a comparative basis due to the Merger. However, service revenue associated with this segment declined on a year-over-year basis compared to the amounts reported by inVentiv in periods prior to the Merger, primarily as a result of project cancellations and customer downsizing within our selling solutions and communications service offerings, along with lower new business awards in 2017 that reduced 2018 revenue.
Direct Costs and Reimbursable Out-of-Pocket Expenses
Direct costs and reimbursable out-of-pocket expenses were comprised of the following (in thousands, except percentages):

	Three Months Ended September 30,
	2018(a)	2017(b)	Change
Direct costs (exclusive of depreciation and amortization)	$539,570	$405,798	$133,772	33.0%
Reimbursable out-of-pocket expenses	332,644	230,121	102,523	44.6%
Total direct costs and reimbursable out-of-pocket expenses	$872,214	$635,919	$236,295	37.2%
Percentage of service revenue	78.2%	68.5%
Gross margin percentage	21.8%	31.5%

	Nine Months Ended September 30,
	2018(a)	2017(b)	Change
Direct costs (exclusive of depreciation and amortization)	$1,619,620	$722,643	$896,977	124.1%
Reimbursable out-of-pocket expenses	940,882	493,009	447,873	90.8%
Total direct costs and reimbursable out-of-pocket expenses	$2,560,502	$1,215,652	$1,344,850	110.6%
Percentage of service revenue	78.9%	65.6%
Gross margin percentage	21.1%	34.4%
(a) As a result of the adoption of the new revenue recognition standard on January 1, 2018, we allocate reimbursable out-of-pocket expenses to our gross margin and the related revenue percentage.
(b) Prior to the adoption of the new revenue standard on January 1, 2018, reimbursable out-of-pocket expenses were not included in our calculation of gross margin and the related revenue percentage.

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
For the three months ended September 30, 2018, our direct costs increased by $133.8 million, or 33.0%, to $539.6 million from $405.8 million for the three months ended September 30, 2017. For the nine months ended September 30, 2018, our direct costs increased by $897.0 million, or 124.1%, to $1.62 billion from $722.6 million for the nine months ended September 30, 2017. These increases were primarily driven by the Merger with inVentiv which increased our worldwide employee base by approximately 15,000 employees in August 2017, resulting in an overall increase in direct costs compared to the prior year, primarily related to salaries, benefits, and incentive compensation expense.
The following is a summary of the year-over-year fluctuation in components of direct costs (in thousands):

	Three Months Ended September 30, 2018 to 2017	Nine Months Ended September 30, 2018 to 2017
Change in:
Salaries, benefits, and incentive compensation	$107,206	$765,507
Facilities and IT related costs	25,650	75,372
Other	916	56,098
Total	$133,772	$896,977
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
For the three months ended September 30, 2018, reimbursable out-of-pocket expenses increased by $102.5 million, or 44.6%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, reimbursable out-of-pocket expenses increased by $447.9 million, or 90.8%, as compared to the nine months ended September 30, 2017. These increases were primarily due to the Merger with inVentiv, which resulted in the increase in the number of studies in which these expenses are incurred.

Clinical Solutions
Direct costs and reimbursable out-of-pocket expenses for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2018(a)	2017(b)	Change
Direct costs	$352,049	$284,872	$67,177	23.6%
Reimbursable out-of-pocket expenses	281,209	—	281,209	n/m
Total segment direct costs and reimbursable out-of-pocket expenses	$633,258	$284,872	$348,386	122.3%
Percentage of segment service revenue	77.3%	65.8%
Segment gross margin percentage	22.7%	34.2%

	Nine Months Ended September 30,
	2018(a)	2017(b)	Change
Direct costs	$1,063,019	$591,383	$471,636	79.8%
Reimbursable out-of-pocket expenses	794,604	—	794,604	n/m
Total segment direct costs and reimbursable out-of-pocket expenses	$1,857,623	$591,383	$1,266,240	214.1%
Percentage of segment service revenue	77.7%	63.1%
Segment gross margin percentage	22.3%	36.9%
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
For the three months ended September 30, 2018 and 2017, direct costs associated with our Clinical Solutions segment were $352.0 million and $284.9 million, or 65.9% and 71.1%, respectively, of segment direct costs. For the three months ended September 30, 2018, Clinical Solutions direct costs increased by $67.2 million, or 23.6%, as compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, direct costs associated with our Clinical Solutions segment were $1.06 billion and $591.4 million, or 66.2% and 83.1%, respectively, of segment direct costs. For the nine months ended September 30, 2018, Clinical Solutions direct costs increased by $471.6 million, or 79.8%, as compared to the nine months ended September 30, 2017. The increases in direct costs associated with our Clinical Solutions segment during 2018 compared to the prior year were primarily due to the overall increase in personnel costs as a result of the Merger.
For the three and nine months ended September 30, 2018, reimbursable out-of-pocket expenses associated with our Clinical Solutions segment were $281.2 million and $794.6 million, representing approximately 84.5% and 84.5%, respectively, of the total reimbursable out-of-pocket expenses for the period.
Clinical Solutions gross margin was 22.7% and 22.3% for the three and nine months ended September 30, 2018, respectively, compared to 34.2% and 36.9% for the three and nine months ended September 30, 2017, respectively. Gross margin declined during the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to: (i) inclusion of revenue associated with reimbursable out-of-pocket expenses as a component of service revenue in 2018, which accounted for approximately 11.9% and 11.1%, respectively, of the decrease; (ii) the elimination, due to purchase accounting requirements, of $2.9 million and $9.7 million, respectively, of revenue from 2018 results that otherwise would have been recognized by inVentiv; and (iii) the mix of customers and service offerings added as a result of the Merger having lower gross margin profile compared to our historical mix of customers and services. Specifically, inVentiv’s Clinical Solutions business has historically had a higher proportion of contracts from the top 20 biopharmaceutical companies and a higher proportion of FSP services revenue, both of which typically have a lower margin profile than our historical mix of customers and services.
Commercial Solutions
Direct costs and reimbursable out-of-pocket expenses for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2018(a)	2017(b)	Change
Direct costs	$182,305	$115,538	$66,767	57.8%
Reimbursable out-of-pocket expenses	51,435	—	51,435	n/m
Total segment direct costs and reimbursable out-of-pocket expenses	$233,740	$115,538	$118,202	102.3%
Percentage of segment service revenue	79.0%	72.5%
Segment gross margin percentage	21.0%	27.5%

	Nine Months Ended September 30,
	2018(a)	2017(b)	Change
Direct costs	$542,061	$120,205	$421,856	350.9%
Reimbursable out-of-pocket expenses	146,278	—	146,278	n/m
Total segment direct costs and reimbursable out-of-pocket expenses	$688,339	$120,205	$568,134	472.6%
Percentage of segment service revenue	80.5%	73.0%
Segment gross margin percentage	19.5%	27.0%
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
For the three months ended September 30, 2018 and 2017, direct costs associated with our Commercial Solutions segment were $182.3 million and $115.5 million, representing approximately 34.1% and 28.9%, respectively, of segment direct costs for the period. For the nine months ended September 30, 2018 and 2017, direct costs associated with our Commercial Solutions segment were $542.1 million and $120.2 million, representing approximately 33.8% and 16.9%, respectively, of segment direct costs for the period. The increases in direct costs associated with our Commercial Solutions segment during 2018 compared to the prior year were primarily due to the 2017 Merger with inVentiv.
For the three and nine months ended September 30, 2018, reimbursable out-of-pocket expenses associated with our Commercial Solutions segment were $51.4 million and $146.3 million, representing approximately 15.5% and 15.5%, respectively, of total reimbursable out-of-pocket expenses for the period.
The Commercial Solutions gross margin was 21.0% for the three months ended September 30, 2018, compared to 27.5% for the three months ended September 30, 2017. The Commercial Solutions gross margin was 19.5% for the nine months ended September 30, 2018, compared to 27.0% for the nine months ended September 30, 2017.

Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were as follows (in thousands, except percentages):

	Three Months Ended September 30,
	2018	2017	Change
Selling, general, and administrative	$96,943	$88,855	$8,088	9.1%
Percentage of service revenue	8.7%	15.0%

	Nine Months Ended September 30,
	2018	2017	Change
Selling, general, and administrative	$296,420	$176,320	$120,100	68.1%
Percentage of service revenue	9.1%	16.0%
Selling, general, and administrative expenses increased by $8.1 million, or 9.1%, to $96.9 million for the three months ended September 30, 2018 from $88.9 million for the three months ended September 30, 2017. Selling, general, and administrative expenses increased by $120.1 million, or 68.1%, to $296.4 million for the nine months ended September 30, 2018 from $176.3 million for the nine months ended September 30, 2017. These increases were primarily due to the Merger with inVentiv in August 2017 and the corresponding increase to our employee base by approximately 15,000 employees, resulting in an overall increase in expenses.
The following is a summary of the year-over-year fluctuation in components of selling, general, and administrative expenses (in thousands):

	Three Months Ended September 30, 2018 to 2017	Nine Months Ended September 30, 2018 to 2017
Change in:
Salaries, benefits, and incentive compensation	$7,337	$76,562
Professional services fees	5,297	30,243
Other expenses	(4,546)	13,295
Total	$8,088	$120,100
Selling, general, and administrative expenses as a percentage of service revenue were 8.7% for the three months ended September 30, 2018, compared to 15.0% for the three months ended September 30, 2017. Selling, general, and administrative expenses as a percentage of service revenue were 9.1% for the nine months ended September 30, 2018, compared to 16.0% for the nine months ended September 30, 2017. Of the decrease from the comparable periods in the prior year, approximately 3.7% and 3.8%, respectively, related to the inclusion of reimbursable out-of-pocket expenses as a component of service revenue in 2018 as required by the new revenue recognition standard, while the primary driver was economies of scale resulting from the Merger and our cost containment efforts.

Restructuring and Other Costs
Restructuring and other costs increased to $19.3 million for the three months ended September 30, 2018 from $6.7 million for the three months ended September 30, 2017. Restructuring and other costs increased to $41.6 million for the nine months ended September 30, 2018 from $12.6 million for the nine months ended September 30, 2017. Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Merger-related restructuring and other costs:
Employee severance and benefit costs (a)	$1,936	$3,016	$13,229	$3,016
Facility and lease termination costs (b)	15,794	—	20,592	—
Other merger-related costs	33	—	548	—
Non-merger related restructuring and other costs:
Employee severance and benefit costs	713	2,474	1,690	5,640
Facility and lease termination costs	—	147	1,438	1,174
Consulting fees (c)	695	492	3,176	1,266
Other costs	178	541	974	1,530
Total restructuring and other costs	$19,349	$6,670	$41,647	$12,626
(a) In connection with the Merger, we established a restructuring plan to eliminate redundant positions and reduce our facility footprint worldwide. We expect to continue our ongoing evaluations of our workforce and facilities infrastructure needs through 2020 in an effort to optimize our resources worldwide.
(b) We also expect to incur significant costs related to the restructuring of our operations in order to achieve the targeted synergies as a result of the Merger over the next several years. However, the timing and the estimate of the amount of these costs depends on various factors, including, but not limited to, the identification of synergy opportunities and the execution of the integration of our combined operations.
(c) Consulting costs incurred were related to the continued consolidation of our legal entities and restructuring of our contract management process to meet the requirements of the new revenue recognition accounting standard adopted on January 1, 2018.

Transaction and Integration-Related Expenses

Transaction and integration-related expenses decreased to $18.6 million for the three months ended September 30, 2018 from $84.3 million for the three months ended September 30, 2017. Transaction and integration-related expenses decreased to $61.8 million for the nine months ended September 30, 2018 from $108.1 million for the nine months ended September 30, 2017. Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Professional fees	$14,851	$32,519	$40,624	$51,086
Share-based compensation expense	—	31,327	—	31,327
Debt modification and related expenses	409	5,255	1,726	5,255
Integration and personnel retention-related costs (a)	2,107	12,472	15,847	17,644
Contingent tax-sharing obligations fair value adjustment	1,194	—	3,582	—
Other	—	2,767	25	2,769
Total transaction and integration-related expenses	$18,561	$84,340	$61,804	$108,081
(a) In connection with the Merger, we entered into retention agreements with certain key employees. During the nine months ended September 30, 2018 we recognized $8.9 million of expenses related to these retention agreements compared to $10.7 million and $15.8 million, respectively, during the three and nine months ended September 30, 2017. Payments under these agreements were fully expensed and made to employees in May 2018.
We expect to incur additional integration-related expenses associated with the Merger. The timing and amount of these expenses will depend on the identification of synergy opportunities and the timing and execution of our integration activities.
Asset Impairment Charges
There were no asset impairment charges recorded during the three or nine months ended September 30, 2018.
In connection with the Merger, we relaunched our operations under a new brand name in January 2018. As a result, we determined that the useful life of the intangible asset related to the INC Research trademark that had a carrying value of $35.0 million was no longer indefinite as of August 1, 2017. Based on this change in circumstances, we tested the asset for impairment as an indefinite-lived intangible asset and recorded a $30.0 million impairment charge during the three months ended September 30, 2017, with the remaining value fully amortized as of December 31, 2017.
Depreciation and Amortization Expense
Total depreciation and amortization expense increased to $68.0 million for the three months ended September 30, 2018 from $65.4 million for the three months ended September 30, 2017. Total depreciation and amortization expense increased to $203.6 million for the nine months ended September 30, 2018 from $96.6 million for the nine months ended September 30, 2017. These increases were primarily due to: (i) an increase in amortization expense related to the recognition of intangible assets as part of the Merger; and (ii) an increase in depreciation expense due to assets obtained in the Merger and our continued investment in information technology and facilities to support growth in our operational capabilities and optimization of our infrastructure.

Other Expense, Net
Other expense, net consisted of the following (in thousands, except percentages):

	Three Months Ended September 30,
	2018	2017	Change
Interest income	$1,004	$501	$503	100.4%
Interest expense	(33,097)	(27,432)	(5,665)	(20.7)%
Loss on extinguishment of debt	(1,789)	(102)	(1,687)	n/m
Other (expense) income, net	(4,346)	(5,953)	1,607	27.0%
Total other expense, net	$(38,228)	$(32,986)	$(5,242)	(15.9)%

	Nine Months Ended September 30,
	2018	2017	Change
Interest income	$3,498	$765	$2,733	357.3%
Interest expense	(97,727)	(33,818)	(63,909)	(189.0)%
Loss on extinguishment of debt	(3,914)	(102)	(3,812)	n/m
Other income (expense), net	15,101	(16,164)	31,265	193.4%
Total other expense, net	$(83,042)	$(49,319)	$(33,723)	(68.4)%
Total other expense, net increased to net expense of $38.2 million for the three months ended September 30, 2018 from net expense of $33.0 million for the three months ended September 30, 2017. Total other expense, net increased to net expense of $83.0 million for the nine months ended September 30, 2018 from net expense of $49.3 million for the nine months ended September 30, 2017. The increases were predominantly related to an increase in interest expense due to higher debt balances as a result of the Merger and an increase in debt extinguishment costs due to our debt prepayment activities during 2018. Partially offsetting these increases were lower foreign exchange losses incurred during the third quarter of 2018 and net foreign exchange gains in the nine months ended September 30, 2018, compared to the same periods in 2017. Changes related to foreign currency adjustments were a result of exchange rate fluctuations related to monetary asset balances denominated in currencies other than functional currency. We may continue to incur large fluctuations in foreign currency adjustments during future periods as changes in foreign currencies against the U.S. dollar may create gains or losses to the extent that our subsidiaries who use local currency as their functional currency maintain net assets and liabilities balances not denominated in their functional currency.
Income Tax Expense
For the three and nine months ended September 30, 2018, we recorded income tax expense of $12.0 million and $19.1 million, compared to pre-tax income of $1.6 million and pre-tax loss of $2.3 million, respectively. Variances between effective income tax rate and the statutory income tax rate of 21.0% for the three and nine months ended September 30, 2018 were primarily due to: (i) the recognition of unfavorable discrete adjustments related to foreign currency exchange; (ii) the geographical split of pre-tax income; and (iii) deferred expense related to hanging credits on domestic indefinite-lived intangibles.
For the three and nine months ended September 30, 2017, income tax expense was $26.1 million and $30.2 million, respectively, compared to pre-tax loss of $121.9 million and $93.2 million, respectively. Variances between our effective income tax rate and the statutory income tax rate of 35.0% for the three and nine months ended September 30, 2017 were primarily due to: (i) discrete tax expense related to a change in our method of accounting for undistributed foreign earnings; (ii) relative amount of income from operations earned in international jurisdictions with lower statutory income tax rates than the United States; and (iii) discrete tax adjustments related to excess tax benefits on share-based compensation.

Net Loss
For the three months ended September 30, 2018, net loss decreased by $137.6 million to $10.4 million from $148.0 million for the three months ended September 30, 2017. This decrease in net loss was primarily due to an increase in income from operations due to the Merger with inVentiv in August 2017. Also contributing to the decrease in net loss for three months ended September 30, 2018 were foreign currency exchange gains driven by strengthening of the U.S. dollar in 2018 as compared to 2017. These favorable items were partially offset by an increase in interest expense due to higher debt balances in 2018.
For the nine months ended September 30, 2018, net loss decreased to $21.4 million compared to $123.4 million for the nine months ended September 30, 2017. Our net loss for the nine months ended September 30, 2018 was primarily impacted by an increase in other expense, net, due to the increased interest expense as a result of higher debt balances during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, partially offset by foreign currency exchange gains during 2018 compared to losses in 2017.
Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	September 30, 2018	December 31, 2017
Balance sheet statistics:
Cash and cash equivalents (a)	$132,402	$321,262
Working capital (excluding restricted cash)	$(42,889)	$261,903
(a) As of September 30, 2018 and December 31, 2017, cash and cash equivalents held by our foreign subsidiaries were $77.5 million and $192.0 million, respectively. A portion of these cash and cash equivalent balances may be subject to foreign withholding and U.S. taxation, if repatriated.
As of September 30, 2018, we had $132.4 million of cash and cash equivalents. In addition, we had $485.6 million (net of $14.4 million in outstanding letters of credit) available for borrowing under our $500.0 million revolving credit facility.
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
Indebtedness
At September 30, 2018, we had approximately $2.86 billion of total principal indebtedness (including $38.2 million of capital leases), comprised of $2.23 billion in term loan debt, $403.0 million in Senior Notes, and $183.6 million in borrowings against the accounts receivable financing agreement. In addition, as of September 30, 2018 we had $485.6 million (net of $14.4 million in outstanding letters of credit) of available borrowings for working capital and other purposes under the Revolver and $1.1 million of letters of credit that were not secured by the Revolver. During the nine months ended September 30, 2018, we made voluntary prepayments of $299.0 million, which were applied against the regularly-scheduled quarterly principal payments of the Term Loan B. As a result of these prepayments, we are not required to make a mandatory payment against the Term Loan B principal balance until maturity in August 2024.

Additionally, during the nine months ended September 30, 2018, we made mandatory principal payments of $18.8 million towards our Term Loan A.
Interest Rates
In May 2018, we entered into Amendment No. 1 (the “Repricing Amendment”) to the Credit Agreement dated August 1, 2017. The Repricing Amendment reduced the overall applicable margins with respect to both Term Loan A and Term Loan B by 0.25%.
Additionally, in June 2018, we entered into two new interest rate swaps with multiple counterparties in an effort to limit our exposure to variable interest rates on our Term Loans. The first interest rate swap has an aggregate notional value of $1.22 billion, began accruing interest on June 29, 2018, and will expire on December 31, 2018. The second interest rate swap has an aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and will expire on June 30, 2021. As a result, the percentage of the our total principal debt (excluding capital leases) that is subject to fixed interest rates was approximately 56% at September 30, 2018. Each quarter-point increase or decrease in the applicable interest rate at September 30, 2018 would change our annual interest expense by approximately $3.1 million.
Covenant restrictions under our Lease Agreement
The lease agreement for our new corporate headquarters in Morrisville, North Carolina includes a provision that requires us to issue a letter of credit in certain amounts to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). As of September 30, 2018 (and through the date of this filing), our credit rating was Ba3. As such, no letter of credit is required through the date of this filing. Any letters of credit issued in accordance with the aforementioned requirements would be issued under our Revolver, and would reduce its available borrowing capacity by the same amount.
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
Accounts Receivable Financing Agreement
On June 29, 2018 we entered into an accounts receivable financing agreement (as amended) with a termination date of June 29, 2020, unless terminated earlier pursuant to its terms. Under this agreement, we can borrow up to $250.0 million from a third-party lender, secured by liens on certain receivables and other assets. As of September 30, 2018, we had $183.6 million of outstanding borrowings under this agreement with a maximum remaining borrowing capacity available of $66.4 million, which is limited by a periodic calculation of our available borrowing base.

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
In March 2018, we repurchased 948,100 shares of our common stock in open market transactions at an average price of $39.55 per share, resulting in a total purchase price of approximately $37.5 million. In April 2018, we repurchased 1,024,400 shares of our common stock in open market transactions at an average price of $36.60 per share, resulting in a total purchase price of approximately $37.5 million. We immediately retired all of the repurchased common stock. As of September 30, 2018, we had remaining authorization to repurchase up to approximately $175.0 million of shares of our common stock under the 2018 stock repurchase program.
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
Cash and Cash Equivalents
Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Nine Months Ended
	September 30, 2018	September 30, 2017	Change
Net cash provided by operating activities	$191,000	$109,746	$81,254
Net cash used in investing activities	(133,853)	(1,706,427)	1,572,574
Net cash (used in) provided by financing activities	(246,677)	1,790,248	(2,036,925)
Cash Flows from Operating Activities
For the nine months ended September 30, 2018, our operating activities provided $191.0 million in cash, consisting of net loss of $21.4 million, adjusted for net non-cash items of $221.2 million primarily related to depreciation and amortization expense, share-based compensation expense, and foreign currency adjustments. Cash used for changes in operating assets and liabilities was $8.8 million, consisting primarily of cash outflows as a result of a net increase in accounts receivable, unbilled services, and advanced billings, partially offset by a decrease in other assets and liabilities.
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
Cash flows from operations increased by $81.3 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, due to the year-over-year decrease in net loss of $102.0 million and an increase in non-cash items of $20.9 million largely due to the increase in depreciation and amortization expenses associated with the Merger. Partially offsetting this increase was a decrease in operating assets and liabilities of $41.7 million compared to the prior year. The changes in operating assets and liabilities result primarily from the net change in billed and unbilled accounts receivable, contract assets and contract liabilities, coupled with changes in accounts payable and other long-term assets and liabilities. Fluctuations in billed and unbilled receivables, contract assets and contract liabilities occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services, contract assets and contract liabilities can vary significantly from period to period.
As a result of our integration activities associated with the Merger and our acquisition activity, we incurred substantial expenses which negatively impacted our cash flow from operations. For example, during the nine months ended September 30, 2018, we incurred $56.5 million of expenses which impacted our operating cash flows in the current period or will impact operating cash flows in the future. We anticipate that we will continue to incur similar costs related to our integration efforts for the next 12 to 18 months.
Cash Flows from Investing Activities
For the nine months ended September 30, 2018, we used $133.9 million in cash for investing activities. In particular, we paid $90.9 million, net of cash acquired for an acquisition and incurred capital expenditures related to purchases of property and equipment of $43.0 million during the period. For the full year 2018, we expect our total capital expenditures to be between $75.0 million and $80.0 million. This estimate includes expenditures associated with planned consolidation of our corporate headquarters facility in Morrisville, North Carolina, as well as expenditures related to our site in Farnborough, United Kingdom which replaced our Camberley, United Kingdom location. These moves are expected to be completed by early 2019, which coincides with the expiration of our existing leases.
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
Cash Flows from Financing Activities
For the nine months ended September 30, 2018, our financing activities used $246.7 million in cash, consisting primarily of: (i) repayments of long-term debt of $354.4 million, including voluntary prepayments of $299.0 million against the principal balance of our Term Loan B and $36.6 million used to repay the debt obligations assumed in the acquisition of Kinapse; (ii) payments of $75.0 million for the repurchase of our common stock under the 2018 repurchase program; and (iii) repayments of capital lease obligations of $12.7 million. These payments were partially offset by proceeds of: (i) $183.6 million from our accounts receivable financing agreement; and (ii) $18.0 million received from the exercise of stock options.
For the nine months ended September 30, 2017, our financing activities provided $1.8 billion in cash, consisting primarily of: (i) net proceeds of $2.1 billion from the issuance of long-term debt under our 2017 Credit Agreement; and (ii) proceeds of $17.0 million from the exercise of stock options. These cash inflows were partially offset by: (i) partial redemption of the Senior Notes assumed in the Merger and payment of the associated early redemption penalty totaling $290.3 million; and (ii) net repayments of $25.0 million under our revolving line of credit.

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
Revenue Recognition
We adopted the ASC 606 - Revenue from Contracts with Customers and all the related amendments (“new revenue standard” or “ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Our reported results for the three and nine months ended September 30, 2018 reflect the application of ASC 606, while the reported results for the three and nine months ended September 30, 2017 were prepared under ASC 605 - Revenue Recognition and other authoritative guidance in effect for this period. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these services.
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
During the third quarter of 2018, we implemented an enterprise resource planning (“ERP”) system for several subsidiaries in our Commercial Solutions segment as part of our multi-year implementation plan. We expect that the ERP system will enhance the overall system of internal controls over financial reporting through further automation and business process integration.
There have been no changes, except as otherwise described above, in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against us and certain of our officers on behalf of a putative class of our shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.), names as defendants us, Michael Bell, Alistair MacDonald, Michael Gilbertini, and Gregory S. Rush, and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.), filed on January 25, 2018, names as defendants us, Alistair MacDonald, and Gregory S. Rush. Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of our common stock between May 10, 2017 and November 8, 2017 (Vaitkuvienë action) and November 9, 2017 (Bermudez action). The complaints allege that we published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders of ours filed motions both seeking to be appointed lead plaintiff and approving the selection of lead counsel. These motions remain pending. On March 30, 2018, Plaintiff Bermudez filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. On May 29, 2018, the Court in the Vaitkuvienë action appointed the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund as Lead Plaintiffs and, on June 7, 2018, the Court entered a schedule providing for, among other things, Lead Plaintiffs to file an amended complaint by July 23, 2018 (later extended to July 30, 2018). Lead Plaintiffs filed their amended complaint on July 30, 2018, which also includes a claim against the same defendants listed above, as well as each member of the board of directors at the time of the INC Research - inVentiv Health merger vote in July 2017, contending that the inVentiv merger proxy was misleading under Section 14(a) of the Act. Defendants filed a Motion to Dismiss Plaintiffs’ Amended Complaint on September 20, 2018. We and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims.
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
In March 2018, we repurchased 948,100 shares of our common stock in open market transactions at an average price of $39.55 per share, resulting in a total purchase price of approximately $37.5 million. In April 2018, we repurchased 1,024,400 shares of our common stock in open market transactions at an average price of $36.60 per share, resulting in a total purchase price of approximately $37.5 million. As of September 30, 2018, we have remaining authorization to repurchase up to approximately $175.0 million of shares of our common stock under the stock repurchase program.
There were no share repurchases under the stock repurchase program for the three months ended September 30, 2018.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Syneos Health, Inc. Executive Severance Plan, Adopted September 15, 2016, amended and restated August 20, 2018.	—	—	—	Filed herewith
10.2	Second Amendment to the Receivables Financing Agreement, dated August 29, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and INC Research, LLC, as initial servicer.	—	—	—	Filed herewith
10.3	Third Amendment to the Receivables Financing Agreement, dated October 25, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and INC Research, LLC, as initial servicer.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Raleigh, State of North Carolina, on November 5, 2018.

SYNEOS HEALTH, INC.

Date: November 5, 2018	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Syneos Health, Inc. Executive Severance Plan, Adopted September 15, 2016, amended and restated August 20, 2018.	—	—	—	Filed herewith
10.2	Second Amendment to the Receivables Financing Agreement, dated August 29, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and INC Research, LLC, as initial servicer.	—	—	—	Filed herewith
10.3	Third Amendment to the Receivables Financing Agreement, dated October 25, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and INC Research, LLC, as initial servicer.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith