Form 10-Q
period 2019-03-31
Syneos Health, Inc.
filed 2019-05-09
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to            .
Commission File Number: 001-36730

SYNEOS HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3403111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1030 Sync Street, Morrisville, North Carolina 27560-5468
(Address of principal executive offices and Zip Code)
(919) 876-9300
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	SYNH	The Nasdaq Stock Market LLC
As of April 30, 2019, there were approximately 103,755,391 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands, except per share data)
Revenue	$1,119,006	$1,057,196

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	886,802	840,823
Selling, general, and administrative expenses	113,117	99,259
Restructuring and other costs	14,413	13,707
Transaction and integration-related expenses	16,658	25,211
Depreciation	19,571	18,028
Amortization	41,629	49,993
Total operating expenses	1,092,190	1,047,021
Income from operations	26,816	10,175

Other expense, net:
Interest income	1,502	839
Interest expense	(34,630)	(31,736)
Loss on extinguishment of debt	(4,355)	(248)
Other expense, net	(8,921)	(12,554)
Total other expense, net	(46,404)	(43,699)
Loss before provision for income taxes	(19,588)	(33,524)
Income tax (expense) benefit	(10,416)	8,972
Net loss	$(30,004)	$(24,552)

Loss per share:
Basic	$(0.29)	$(0.24)
Diluted	$(0.29)	$(0.24)
Weighted average common shares outstanding:
Basic	103,365	104,449
Diluted	103,365	104,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net loss	$(30,004)	$(24,552)
Unrealized gain (loss) on derivative instruments, net of income tax benefit (expense) of $95 and $0, respectively	(4,216)	434
Foreign currency translation adjustments, net of income tax benefit (expense) of $0 and $(2,868), respectively	20,604	33,923
Comprehensive income (loss)	$(13,616)	$9,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2019	December 31, 2018
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$107,921	$155,932
Accounts receivable and unbilled services, net	1,221,660	1,256,731
Prepaid expenses and other current assets	78,179	79,299
Total current assets	1,407,760	1,491,962
Property and equipment, net	175,990	183,486
Operating lease right-of-use assets	239,391	—
Goodwill	4,344,744	4,333,159
Intangible assets, net	1,096,619	1,133,612
Deferred income tax assets	9,153	9,317
Other long-term assets	113,873	103,373
Total assets	$7,387,530	$7,254,909

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$94,278	$98,624
Accrued expenses	535,521	563,527
Deferred revenue	713,313	777,141
Current portion of operating lease obligations	28,792	—
Current portion of finance lease obligations	11,808	13,806
Current portion of long-term debt	—	50,100
Total current liabilities	1,383,712	1,503,198
Long-term debt	2,785,658	2,737,019
Operating lease long-term obligations	236,905	—
Finance lease long-term obligations	27,144	26,759
Deferred income tax liabilities	26,823	25,120
Other long-term liabilities	88,918	106,669
Total liabilities	4,549,160	4,398,765

Commitments and contingencies (Note 18)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 103,753 and 103,372 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,038	1,034
Additional paid-in capital	3,402,953	3,402,638
Accumulated other comprehensive loss, net of tax	(71,807)	(88,195)
Accumulated deficit	(493,814)	(459,333)
Total shareholders' equity	2,838,370	2,856,144
Total liabilities and shareholders' equity	$7,387,530	$7,254,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(30,004)	$(24,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	61,200	68,021
Amortization of Senior Notes premium, net of capitalized loan fees and original issue discount	(169)	(34)
Share-based compensation	14,267	7,879
Provision for doubtful accounts	1,302	171
Provision for (benefit from) deferred income taxes	1,544	(10,735)
Foreign currency transaction adjustments	(77)	6,364
Fair value adjustment of contingent obligations	724	1,194
Loss on extinguishment of debt	4,355	248
Other non-cash items	(474)	1,796
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable, unbilled services, and deferred revenue	(25,471)	(90,617)
Accounts payable and accrued expenses	(26,682)	(14,241)
Other assets and liabilities	(13,821)	7,521
Net cash used in operating activities	(13,306)	(46,985)
Cash flows from investing activities:
Purchases of property and equipment	(11,445)	(21,286)
Net cash used in investing activities	(11,445)	(21,286)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	183,195	—
Payments of debt financing costs	(184)	—
Repayments of long-term debt	(216,136)	(31,250)
Proceeds from accounts receivable financing agreement	26,500	—
Payments of contingent consideration related to business combinations	(8)	—
Payments of finance leases	(1,274)	(4,479)
Payments for repurchase of common stock	(26,616)	(37,493)
Proceeds from exercise of stock options	19,724	5,668
Payments related to tax withholding for share-based compensation	(11,539)	(2,323)
Net cash used in financing activities	(26,338)	(69,877)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,078	5,127
Net change in cash, cash equivalents, and restricted cash	(48,011)	(133,021)
Cash, cash equivalents, and restricted cash - beginning of period	155,932	321,976
Cash, cash equivalents, and restricted cash - end of period	$107,921	$188,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31, 2019
	(in thousands)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2018	103,372	$1,034	$3,402,638	$(88,195)	$(459,333)	$2,856,144
Stock repurchase	(673)	(7)	(22,132)	—	(4,477)	(26,616)
RSU distributions net of shares for tax withholding	380	4	(11,537)	—	—	(11,533)
Stock option exercises	674	7	19,717	—	—	19,724
Share-based compensation	—	—	14,267	—	—	14,267
Net loss	—	—	—	—	(30,004)	(30,004)
Unrealized loss on derivative instruments, net of taxes	—	—	—	(4,216)	—	(4,216)
Foreign currency translation adjustment, net of taxes	—	—	—	20,604	—	20,604
Balance at March 31, 2019	103,753	$1,038	$3,402,953	$(71,807)	$(493,814)	$2,838,370

	Three Months Ended March 31, 2018
	(in thousands)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2017	104,436	$1,044	$3,414,389	$(22,385)	$(370,469)	$3,022,579
Impact from adoption of ASU 2014-09	—	—	—	—	(98,815)	(98,815)
Impact from adoption of ASU 2018-02	—	—	—	3,850	(3,850)	—
Balance at January 1, 2018	104,436	1,044	3,414,389	(18,535)	(473,134)	2,923,764
Stock repurchase	(948)	(9)	(30,982)	—	(6,501)	(37,492)
RSU distributions net of shares for tax withholding	100	1	(2,324)	—	—	(2,323)
Stock option exercises	216	2	5,624	—	—	5,626
Share-based compensation	—	—	7,879	—	—	7,879
Net loss	—	—	—	—	(24,552)	(24,552)
Unrealized gain on derivative instruments, net of taxes	—	—	—	434	—	434
Foreign currency translation adjustment, net of taxes	—	—	—	33,923	—	33,923
Balance at March 31, 2018	103,804	$1,038	$3,394,586	$15,822	$(504,187)	$2,907,259
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
The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 18, 2019. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 or any other future period. The unaudited condensed consolidated balance sheet at December 31, 2018 is derived from the amounts in the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Recently Adopted Accounting Standards
Leases. In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), as further amended, to increase transparency and comparability among organizations by requiring the recognition of, at the lease commencement date, a lease liability for the obligation to make lease payments, and a right-of-use ("ROU") asset for the right to use the underlying asset, on the balance sheet. The Company adopted ASU 2016-02, and all related amendments, collectively “ASC 842”, as of January 1, 2019, using the modified retrospective approach. Results for reporting periods beginning on January 1, 2019 are presented under ASC 842, while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment under Accounting Standards Codification 840, Leases (“ASC 840”). In addition, the Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, does not require the Company to reassess if a contract is or contains a lease and allows the Company to carry forward the historical lease classifications and historical initial direct costs. The Company made an accounting policy election under ASC 842 not to recognize ROU assets and lease liabilities for leases with a term of 12 months or less. Lease payments for these leases are recognized as lease costs on a straight-line basis over the lease term. The Company also elected to account for lease components and the associated non-lease components in the contracts as a single lease component for all classes of underlying assets.

Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities, mainly related to operating leases, of approximately $214.0 million, as of January 1, 2019. The Company’s accounting for finance leases (previously classified as capital leases under ASC 840) remained substantially unchanged.
2. Financial Statement Details
Cash and Cash Equivalents
Certain of the Company’s subsidiaries participate in a notional cash pooling arrangement to manage global liquidity requirements. The participants combine their cash balances in pooling accounts at the same financial institution with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. The net cash balance related to this pooling arrangement is included in Cash, cash equivalents, and restricted cash in the unaudited condensed consolidated balance sheets.
Accounts Receivable and Unbilled Services, net
Accounts receivable and unbilled services, net of allowance for doubtful accounts, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Accounts receivable billed	$729,727	$733,142
Less allowance for doubtful accounts	(5,882)	(4,587)
Accounts receivable billed, net	723,845	728,555
Accounts receivable unbilled	392,810	422,860
Contract assets	105,005	105,316
Accounts receivable billed and unbilled services, net	$1,221,660	$1,256,731
Accounts Receivable Factoring Arrangement
In May 2017, the Company entered into an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash. For the three months ended March 31, 2019 and March 31, 2018, the Company factored $73.8 million and $45.4 million, respectively, of trade accounts receivable on a non-recourse basis and received $73.2 million and $45.2 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Goodwill
The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2019 were as follows (in thousands):

	Total	Clinical Solutions	Commercial Solutions
Balance at December 31, 2018:
Gross carrying amount	$4,349,325	$2,780,945	$1,568,380
Accumulated impairment losses (a)	(16,166)	(8,142)	(8,024)
Goodwill, net of accumulated impairment losses	4,333,159	2,772,803	1,560,356
2019 Activity:
Impact of foreign currency translation	11,585	8,616	2,969
Balance at March 31, 2019:
Gross carrying amount	4,360,910	2,789,561	1,571,349
Accumulated impairment losses (a)	(16,166)	(8,142)	(8,024)
Goodwill, net of accumulated impairment losses	$4,344,744	$2,781,419	$1,563,325
(a) Accumulated impairment losses associated with the Clinical Solutions segment were recorded prior to 2019 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. Accumulated impairment losses associated with the Commercial Solutions segment were recorded prior to 2019 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the three months ended March 31, 2019.
Transaction and Integration-Related Expenses
Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Professional fees	$12,846	$14,700
Debt modification and related expenses	2,241	—
Integration and personnel retention-related costs	847	9,293
Fair value adjustments to contingent obligations	724	1,194
Other	—	24
Total transaction and integration-related expenses	$16,658	$25,211
Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Foreign currency translation adjustments	$(60,351)	$(80,955)
Unrealized gain (loss) on derivative instruments	(11,456)	(7,240)
Accumulated other comprehensive loss	$(71,807)	$(88,195)

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 were as follows (in thousands):

	Unrealized gain (loss) on derivative instruments	Foreign currency translation adjustments	Total
Balance at December 31, 2018	$(7,240)	$(80,955)	$(88,195)
Other comprehensive gain (loss) before reclassifications	(3,729)	20,604	16,875
Amount of gain reclassified from accumulated other comprehensive loss into the statement of operations	(487)	—	(487)
Net current period other comprehensive gain (loss), net of tax	(4,216)	20,604	16,388
Balance at March 31, 2019	$(11,456)	$(60,351)	$(71,807)
The tax effects allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2019 were as follows (in thousands):

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$20,604	$—	$20,604
Unrealized loss on derivative instruments:
Unrealized loss arising during period	(3,805)	76	(3,729)
Reclassification adjustment of realized gains to net income (loss)	(506)	19	(487)
Net unrealized loss on derivative instruments	(4,311)	95	(4,216)
Other comprehensive income (loss)	$16,293	$95	$16,388
The tax effects allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2018 were as follows (in thousands):

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$36,791	$(2,868)	$33,923
Unrealized gain on derivative instruments:
Unrealized gain arising during the period	711	—	711
Reclassification adjustment of realized gains to net loss	(277)	—	(277)
Net unrealized gain on derivative instruments	434	—	434
Other comprehensive income (loss)	$37,225	$(2,868)	$34,357
Other Expense, Net
Other expense, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Net realized foreign currency gain (loss)	$(8,406)	$(5,517)
Net unrealized foreign currency gain (loss)	77	(6,364)
Other, net	(592)	(673)
Total other expense, net	$(8,921)	$(12,554)

3. Business Combinations
inVentiv Health Merger
On August 1, 2017 (the “Merger Date”), the Company completed a merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc., with the Company surviving as the accounting and legal entity acquirer. The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The goodwill in connection with the Merger is primarily attributable to the assembled workforce of inVentiv and the expected synergies of the Merger.
In connection with the Merger, the Company assumed certain contingent tax-sharing obligations of inVentiv. The fair value of the contingent tax-sharing liability is remeasured at the end of each reporting period, with changes in the estimated fair value reflected in earnings until the liability is fully settled. The estimated fair value of the contingent tax-sharing obligations liability was $16.4 million and $15.7 million as of March 31, 2019 and December 31, 2018, respectively. The liability is included in accrued expenses and other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets.
Kinapse Limited Acquisition
In August 2018, the Company completed its acquisition of Kinapse Topco Limited (“Kinapse”), a provider of advisory and operational solutions to the global life sciences industry. The total purchase consideration was $100.1 million plus assumed debt, and included cash acquired of $4.9 million. The Company recognized $74.8 million of goodwill and $57.3 million of intangible assets, principally customer relationships, as a result of the acquisition. The goodwill is not deductible for income tax purposes. The Company’s assessment of fair value and the purchase price allocation related to this acquisition is preliminary and further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The operating results from the Kinapse acquisition have been included in the Company’s Commercial Solutions segment from the date of acquisition.
4. Long-Term Debt Obligations
The Company’s debt obligations consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Secured Debt
Term Loan A due March 2024	$1,150,000	$975,000
Term Loan B due August 2024	1,017,364	1,221,000
Accounts receivable financing agreement due June 2020	195,900	169,400
Total secured debt	2,363,264	2,365,400
Unsecured Debt
7.5% Senior Unsecured Notes due 2024	403,000	403,000
Total debt obligations	2,766,264	2,768,400
Add: unamortized Senior Notes premium, net of term loan original issuance discount	29,305	32,303
Less: unamortized deferred issuance costs	(9,911)	(13,584)
Less: current portion of debt	—	(50,100)
Total debt obligations, non-current portion	$2,785,658	$2,737,019

Concurrent with the completion of the Merger on August 1, 2017, the Company entered into a credit agreement (as amended, the "Credit Agreement") for: (i) a $1.0 billion Term Loan A facility that would mature on August 1, 2022 (the “Term Loan A”); (ii) a $1.6 billion Term Loan B facility that would mature on August 1, 2024 (the “Term Loan B”); and (iii) a five-year $500.0 million revolving credit facility (the “Revolver”) that would mature on August 1, 2022.
On May 4, 2018, the Company entered into Amendment No. 1 to the Credit Agreement, which, among other things, modified the terms of the Credit Agreement to reduce by 0.25% overall the applicable margins for alternate base rate loans and Adjusted Eurocurrency Rate loans with respect to both the Term Loan A and Term Loan B facilities.
In February 2019, the Company voluntarily prepaid $25.0 million towards reducing its outstanding Term Loan B balance, which was applied against the regularly-scheduled quarterly principal payments. As a result of these and previous voluntary prepayments, the Company is not required to make a mandatory principal payment against the Term Loan B principal balance until maturity in August 2024. Additionally, during the three months ended March 31, 2019, the Company made mandatory principal repayments of $12.5 million towards its Term Loan A.
Amendment No. 2 to the Credit Agreement
On March 26, 2019, the Company entered into Amendment No. 2 to the Credit Agreement (“the Second Amendment”). The Second Amendment, among other things, modifies the terms of the Credit Agreement to refinance the existing Term Loan A facility and the Revolver as follows:
(a) to increase the existing Term Loan A facility by $587.5 million to $1.55 billion. $187.5 million of such increase was applied at closing to repay a portion of the Company’s existing Term Loan B facility and the fees and expenses incurred in connection with the Second Amendment, and the remaining $400.0 million will be available to be funded in multiple draws within 9 months of closing and applied to further prepay loans under the Term Loan B facility and/or redeem, repay, defease or discharge all or a portion of the Company’s Senior Unsecured Notes due 2024;
(b) to increase the existing Revolver commitments available by $100.0 million to $600.0 million, and reduce the margin spread by 0.25% overall, resulting in (i) for Adjusted Eurocurrency Rate loans, a margin spread of 1.50% and (ii) for alternate base rate loans, a margin spread of 0.50%, with a single 0.25% step-down based on the achievement of certain leverage ratios; and
(c) to extend the maturity such that the Term Loan A facility and the Revolver will mature 5 years from March 26, 2019.
The Term Loan A facility and the Revolver will continue to be subject to the same affirmative covenants and negative covenants. The financial covenant will be set at a First Lien Leverage Ratio of 5.00:1.00 with a single step-down to 4.50:1.00 commencing with the fiscal quarter ending March 31, 2020. The Company was in compliance with all covenants of the Credit Agreement as of March 31, 2019.
In connection with the Second Amendment, during the three months ended March 31, 2019, the Company recorded a $4.4 million loss on extinguishment of debt, mainly due to the write-off of the deferred issuance costs and debt discount.
The funded amount of the Term Loan A facility was issued net of a discount and debt issuance costs totaling $2.8 million. These costs are being accreted as a component of interest expense using the effective interest rate method over the term of this facility.
The Company recorded debt issuance costs and related fees in connection with the Revolver and the unfunded amount of the Term Loan A facility of approximately $3.5 million, which are included in other assets in the unaudited condensed consolidated balance sheet. These costs are amortized as a component of interest expense on a straight-line basis over the related terms.

Covenant Restrictions under our Lease Agreement
The lease agreement for the Company’s new corporate headquarters in Morrisville, North Carolina includes a provision that requires the Company to issue a letter of credit in certain amounts to the landlord based on the Company’s debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). As of March 31, 2019 (and through the date of this filing), the Company’s credit rating was Ba3. As such, no letter of credit was required through the date of this filing. Any letters of credit issued in accordance with the aforementioned requirements would be issued under the Revolver, and would reduce its available borrowing capacity by the same amount.
As of March 31, 2019, the Company had $580.5 million (net of $19.5 million in outstanding letters of credit) of available borrowings for working capital and other purposes under the Revolver and $0.8 million of letters of credit that were not secured by the Revolver.
Accounts Receivable Financing Agreement
On June 29, 2018, the Company entered into an accounts receivable financing agreement (as amended) with a termination date of June 29, 2020, unless terminated earlier pursuant to its terms. Under this agreement, certain of the Company’s consolidated subsidiaries will sell accounts receivable and unbilled services (including contract assets) balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”). The SPE can borrow up to $250.0 million from a third-party lender, secured by liens on certain receivables and other assets of the SPE. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under this agreement. The available borrowing capacity varies monthly according to the levels of the Company’s eligible accounts receivable and unbilled receivables. Loans under this agreement will accrue interest at a reserve-adjusted LIBOR rate or a base rate equal to the higher of (i) the applicable lender’s prime rate, and (ii) the federal funds rate plus 0.50%. The Company may prepay loans upon one business day’s prior notice and may terminate or reduce the facility limit of the accounts receivable financing agreement with 15 days’ prior notice.
As of March 31, 2019, the Company had $195.9 million of outstanding borrowings under the accounts receivable financing agreement, which is recorded in long term debt on the accompanying unaudited condensed consolidated balance sheet. The remaining maximum capacity available for borrowing under this agreement was $54.1 million as of March 31, 2019.
Maturities of Debt Obligations
As of March 31, 2019, the contractual maturities of the Company’s debt obligations were as follows (in thousands):

	Principal	Interest
2019	$—	$100,123
2020	239,024	128,807
2021	79,063	122,189
2022	107,813	118,252
2023	115,000	112,726
2024 and thereafter	2,225,364	57,441
Less: deferred issuance costs	(9,911)
Unamortized Senior Notes premium, net of term loan original issuance discount	29,305
Total	$2,785,658	$639,538

5. Leases
The Company’s operating leases are primarily related to its office facilities. The Company’s finance leases are related to vehicles that the Company leases for certain sales representatives in its Commercial Solutions segment. These leases have remaining lease terms of less than 1 year to 13 years, some of which include options to extend the term or terminate the lease. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option.
ROU assets and lease liabilities are recognized based on the present value of the fixed lease payments over the lease term at the commencement date. The ROU assets also include any initial direct costs incurred and lease payments made at or before the commencement date, and are reduced by lease incentives. The Company uses its incremental borrowing rate as the discount rate to determine the present value of the lease payments for leases that do not have a readily determinable implicit discount rate. The Company’s incremental borrowing rate is the rate of interest that it would have to borrow on a collateralized basis over a similar term and amount in a similar economic environment. The Company determines the incremental borrowing rates for its leases by adjusting the local risk free interest rate with a credit risk premium corresponding to the Company’s credit rating.
The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date until the end of the lease term. The Company records finance lease cost as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. Variable lease payments for operating leases are related to the office facilities and include but are not limited to common area maintenance, parking, electricity and management fees. The variable lease payments for finance leases are related to maintenance programs for leased vehicles. Variable lease payments are based on occurrence or based on usage; therefore, they are not included as part of the initial ROU assets and liabilities’ calculation.
The components of lease cost were as follows (in thousands):

		Three Months Ended
	Classification	March 31, 2019
Operating leases:
Fixed lease costs	Selling, general, and administrative expenses	$17,140
Short-term lease costs	Selling, general, and administrative expenses	379
Variable lease costs	Selling, general, and administrative expenses	7,790
Total operating lease costs		$25,309
Finance leases:
Amortization of right-of-use assets	Depreciation	$4,319
Interest on lease liabilities	Interest expense	394
Variable lease costs	Selling, general, and administrative expenses	1,827
Total finance lease costs		$6,540

Supplemental balance sheet information related to finance leases was as follows (in thousands):

Finance leases:	March 31, 2019
Property and equipment, gross	$53,545
Accumulated depreciation	(19,932)
Property and equipment, net	$33,613

Current portion of finance lease obligations	$11,808
Finance lease long-term obligations	27,144
Total finance lease liabilities	$38,952
Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(16,238)
Operating cash flows for finance leases	(394)
Financing cash flows for finance leases	(1,274)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$39,002
Finance leases	1,171

Weighted average remaining lease term	March 31, 2019
Operating leases	8 years
Finance leases	3 years

Weighted average discount rate	March 31, 2019
Operating leases	4.9%
Finance leases	3.2%
As of March 31, 2019, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remaining 9 months)	$27,533	$12,853	$40,386
2020	50,350	13,447	63,797
2021	44,824	9,922	54,746
2022	39,255	5,476	44,731
2023	35,678	37	35,715
2024 and thereafter	131,452	—	131,452
Total lease payments	329,092	41,735	$370,827
Less: management fee		(559)
Less: imputed interest	(63,395)	(2,224)
Total lease liabilities	$265,697	$38,952
Under ASC 840, as of December 31, 2018, the Company had total capital lease assets of $55.3 million and accumulated depreciation of $17.6 million, which are included within property and equipment, net, on the unaudited condensed consolidated balance sheet. The related capital lease obligations totaled $40.6 million as of December 31, 2018. For the three months ended March 31, 2018, the Company recorded rent expense of $16.7 million for operating leases.
6. Derivatives
In May 2016, the Company entered into interest rate swaps with a combined notional value of $300.0 million in an effort to limit its exposure to variable interest rates on its term loans. The swaps became effective on June 30, 2016 and a portion of the interest rate swaps expired on June 30, 2018, with the remainder expiring on May 14, 2020. As of March 31, 2019, the remaining notional value of these interest rate swaps was $100.0 million. In June 2018, the Company entered into an interest rate swap with an aggregate notional value of $1.01 billion, that became effective on December 31, 2018, and that will expire on June 30, 2021. The significant terms of these derivatives are substantially the same as those contained within the Credit Agreement, including monthly settlements with the swap counterparties. Interest rate swaps are designated as hedging instruments. During the three months ended March 31, 2019, the amount of loss recognized in other income (expense), net with respect to these contracts was inconsequential.
As a result of an acquisition, the Company became a party to certain foreign currency exchange rate forward contracts that have expiration dates through April 2019. During the three months ended March 31, 2019, the amount of loss recognized in other expense, net with respect to these contracts was inconsequential.
The fair values of the Company’s derivative financial instruments and the line items on the accompanying unaudited condensed consolidated balance sheets to which they were recorded are as follows (in thousands):

	Balance Sheet Classification	March 31, 2019	December 31, 2018
Interest rate swaps - current	Prepaid expenses and other current assets	$1,132	$1,355
Interest rate swaps - non-current	Other long-term assets	111	441
Foreign currency exchange rate swaps - current	Accrued expenses	—	(138)
Interest rate swaps - current	Accrued expenses	(4,328)	(3,031)
Interest rate swaps - non-current	Other long-term liabilities	(8,832)	(6,201)
7. Fair Value Measurements
Assets and Liabilities Carried at Fair Value
As of March 31, 2019 and December 31, 2018, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, billed and unbilled accounts receivable (including contract assets), accounts payable, accrued expenses, deferred revenue, assumed contingent obligations, finance leases, liabilities under the accounts receivable financing agreement, and derivative instruments.
The fair values of cash and cash equivalents, restricted cash, billed and unbilled accounts receivable (including contract assets), accounts payable, accrued expenses, deferred revenue, and the liabilities under the accounts receivable financing agreement approximate their respective carrying amounts because of the liquidity and short-term nature of these financial instruments.

Financial Instruments Subject to Recurring Fair Value Measurements

As of March 31, 2019, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities(a)	$20,674	$—	$—	$20,674
Derivative instruments(b)	—	1,243	—	1,243
Total assets	$20,674	$1,243	$—	$21,917

Liabilities:
Derivative instruments(b)	$—	$13,160	$—	$13,160
Contingent obligations related to business combinations(c)	—	—	20,966	20,966
Total liabilities	$—	$13,160	$20,966	$34,126
As of December 31, 2018, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities(a)	$14,945	$—	$—	$14,945
Derivative instruments(b)	—	1,796	—	1,796
Total assets	$14,945	$1,796	$—	$16,741

Liabilities:
Derivative instruments(b)	$—	$9,370	$—	$9,370
Contingent consideration obligations related to business combinations(c)	—	—	20,127	20,127
Total liabilities	$—	$9,370	$20,127	$29,497
(a) Represents fair value of investments in mutual funds based on quoted market prices which are used to fund the liability associated with the deferred compensation plan.

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

The following table presents changes in the carrying amount of obligations classified as Level 3 category within the fair value hierarchy for the three months ended March 31, 2019 (in thousands):

Balance at December 31, 2018	$20,127
Additions	—
Accretion recognized in earnings	839
Balance at March 31, 2019	$20,966
During the three months ended March 31, 2019, there were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of March 31, 2019 and December 31, 2018, assets subject to non-recurring fair value measurements totaled $5.44 billion and $5.47 billion, respectively.
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

	March 31, 2019		December 31, 2018
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A due March 2024	$1,146,253	$1,150,000	$973,218	$975,000
Term Loan B due August 2024	1,016,371	1,017,364	1,219,755	1,221,000
7.5% Senior Unsecured Notes due 2024	437,045	426,173	438,330	423,150
(a) The carrying value of the term loan debt is shown net of original issue debt discounts. The carrying value of the Senior Notes is inclusive of unamortized premiums.
8. Restructuring and Other Costs
Merger-Related Restructuring
In connection with the Merger, the Company established a restructuring plan to eliminate redundant positions and reduce its facility footprint worldwide. The Company expects to continue the ongoing evaluations of its workforce and facilities infrastructure needs through 2020 in an effort to optimize its resources. During the three months ended March 31, 2019, the Company recognized approximately: (i) $6.3 million of employee severance and benefits related costs; and (ii) $2.0 million of facility closure and lease termination costs. Over the next several years, the Company expects to incur significant costs related to the restructuring of its operations in order to achieve targeted synergies as a result of the Merger. However, the timing and the amount of these costs depend on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of the Company’s operations.
Non-Merger Restructuring and Other Costs
During the three months ended March 31, 2019, the Company incurred $0.2 million of facility closure and lease termination costs related to the Company’s pre-Merger activities aimed at optimizing its resources worldwide. Additionally, during the three months ended March 31, 2019, the Company recognized approximately $6.0 million of employee severance and benefits related costs.

Accrued Restructuring Liabilities
The following table summarizes activity related to the liabilities associated with restructuring and other costs during the three months ended March 31, 2019 (in thousands):

	Employee Severance Costs, Including Executive Transition Costs	Facility Closure and Lease Termination Costs	Other Costs	Total
Balance at December 31, 2018	$7,474	$16,761	$52	$24,287
Adoption of ASC 842 (a)	—	(16,761)	—	(16,761)
Expenses incurred (b)	12,232	—	8	12,240
Cash payments made	(4,071)	—	(38)	(4,109)
Balance at March 31, 2019	$15,635	$—	$22	$15,657
(a) As a result of the adoption of ASC 842, accrued expenses related to facility closure and lease termination costs are now reflected within the current portion of operating lease obligations and operating lease long-term obligations on the unaudited condensed consolidated balance sheet as of March 31, 2019. These facility costs will be paid over the remaining terms of exited facilities, which range from 2019 through 2027.
(b) The amount of expenses incurred for the three months ended March 31, 2019 excludes $2.2 million of facility lease closure and lease termination costs. Under ASC 842, these costs are reflected as a reduction of operating lease right-of-use assets on the unaudited condensed consolidated balance sheet.
The Company expects that substantially all of the employee severance costs accrued as of March 31, 2019 will be paid within the next twelve months. Liabilities associated with these costs are included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets. Restructuring and other costs included in net loss for the three months ended March 31, 2019 are presented in the restructuring and other costs in the unaudited condensed consolidated statements of operations.
9. Shareholders' Equity
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
The 2018 stock repurchase program does not obligate the Company to repurchase any particular amount of the Company’s common stock and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements for cash, and overall market conditions. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws and the applicable Nasdaq rules. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law.
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

In January 2019, the Company repurchased 552,100 shares of its common stock in open market transactions at an average price of $39.16 per share, resulting in a total purchase price of approximately $21.6 million. In February 2019, the Company repurchased 120,600 shares of its common stock in open market transactions at an average price of $41.40 per share, resulting in a total purchase price of approximately $5.0 million. The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in-capital, with the remainder applied to accumulated deficit.
As of March 31, 2019, the Company has remaining authorization to repurchase up to approximately $148.4 million of shares of its common stock under the 2018 stock repurchase program.
10. Share-Based Compensation
2019 Performance-Based RSU Awards
During 2019, the Compensation Committee of the Company’s Board of Directors granted performance-based RSU awards (“PRSUs”) to certain executive officers. The total target number of PRSUs granted was 159,490, which will vest in a percentage ranging from 0% to 150% depending on the level of achievement of the performance targets. Each award is scheduled to cliff-vest approximately three years from the grant date and is conditioned upon: (i) the attainment of performance targets related to the Company’s adjusted earnings per share (“adjusted EPS”) for each of the fiscal years 2019, 2020, and 2021; (ii) the three-year return on invested capital (“ROIC”) (tax-adjusted earnings before interest and taxes divided by average invested capital); and (iii) the continued employment and service of the employee from the grant date through the date when determination of the target attainment level for the last performance period is made. The vesting eligibility of the PRSUs granted will be split evenly between the adjusted EPS performance goals, which have three equal tranches, and the ROIC performance goal. The Company recognizes share-based compensation expense for PRSUs when attainment of each performance target becomes probable.

11. Earnings (Loss) Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(30,004)	$(24,552)
Denominator:
Basic weighted average common shares outstanding	103,365	104,449
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	—	—
Diluted weighted average common shares outstanding	103,365	104,449
Loss per share:
Basic	$(0.29)	$(0.24)
Diluted	$(0.29)	$(0.24)
Potential common shares outstanding that are considered anti-dilutive are excluded from the computation of diluted earnings (loss) per share. Potential common shares related to stock options and other awards under deferred share-based compensation programs may be determined to be anti-dilutive based on the application of the treasury stock method. Potential common shares are also considered anti-dilutive in the event of a net loss.

The number of potential shares outstanding that were considered anti-dilutive using the treasury stock method and therefore excluded from the computation of diluted earnings (loss) per share, weighted for the portion of the period they were outstanding are as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Anti-dilutive stock options and other awards	294	1,097
Anti-dilutive stock options and other awards under share-based compensation programs excluded based on reporting a net loss for the period	1,438	898
Total common stock equivalents excluded from diluted loss per share	1,732	1,995
12. Income Taxes
Income Tax Expense
For the three months ended March 31, 2019, the Company recorded income tax expense of $10.4 million, compared to pre-tax loss of $19.6 million. The effective tax rate for the three months ended March 31, 2019 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to: (i) base erosion anti-abuse minimum tax, (ii) foreign income inclusions such as the Global Intangible Low-Taxed Income provisions (“GILTI”), and (iii) a valuation allowance change on domestic deferred tax assets.
For the three months ended March 31, 2018, the Company recorded an income tax benefit of $9.0 million, compared to pre-tax loss of $33.5 million. The Company’s effective tax rate for the three months ended March 31, 2018 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to: (i) research tax credits in foreign jurisdictions; (ii) a decrease in unrecognized tax benefits; and (iii) a valuation allowance change on domestic deferred tax assets.
BEAT
The Tax Cuts and Jobs Act of 2017 introduced a new tax on U.S. corporations that derive tax benefits from deductible payments to non-US affiliates called the base erosion and anti-abuse tax (“BEAT”). BEAT applies when base eroding payments are in excess of three percent of the Company’s total deductible payments and also where BEAT exceeds regular US taxable income, similar to an alternate minimum tax. Changes to the Company’s contractual arrangements, operating structure, and/or final regulations that modify the application of this provision could have a material impact on the Company’s tax provision.
Unrecognized Tax Benefits
The Company's gross unrecognized tax benefits, exclusive of associated interest and penalties, were $19.6 million and $19.2 million as of March 31, 2019 and December 31, 2018, respectively. The increase of $0.4 million was primarily due to an unrecognized tax benefit in a foreign jurisdiction.
Tax Returns Under Audit
During the quarter ended March 31, 2019, the Company was notified by the Internal Revenue Service that the legacy inVentiv tax return was under audit for the tax year beginning November 10, 2016 and ending December 31, 2016.
13. Revenue from Contracts with Customers
Unsatisfied Performance Obligations
As of March 31, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and which are not accounted for as a series pursuant to ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) was $5.94 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and as a result, is lower than the potential contractual revenue. Specifically, contracts that do not commence within a certain period of time require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control. Accordingly, such contracts have been excluded from the unsatisfied performance obligations balance presented above.
Timing of Billing and Performance
During the three months ended March 31, 2019, the Company recognized approximately $364.7 million of revenue that was included in the deferred revenue balance at the beginning of the period. During the three months ended March 31, 2019, approximately $13.2 million of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods and predominately related to changes in scope and estimates in full service clinical studies. Changes in the contract assets and deferred revenue balances during the three months ended March 31, 2019 were not materially impacted by any other factors.
14. Segment Information
The Company has two reportable segments: Clinical Solutions and Commercial Solutions. Each reportable business segment comprises multiple similar service offerings that, when combined, create a fully integrated biopharmaceutical outsourcing solutions organization. Clinical Solutions offers a variety of services spanning Phase I to Phase IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Commercial Solutions provides commercialization services to the pharmaceutical, biotechnology, and healthcare industries, which include selling solutions, communication solutions (public relations and advertising), and consulting related services.

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

Information about reportable segment operating results is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Clinical Solutions revenue	$804,958	$786,839
Commercial Solutions revenue	314,048	270,357
Total consolidated revenue	1,119,006	1,057,196
Segment direct costs:
Clinical Solutions	625,767	615,371
Commercial Solutions	252,873	221,700
Total segment direct costs	878,640	837,071
Segment selling, general, and administrative expenses:
Clinical Solutions	69,702	65,946
Commercial Solutions	26,053	19,518
Total segment selling, general, and administrative expenses	95,755	85,464
Segment operating income:
Clinical Solutions	109,489	105,522
Commercial Solutions	35,122	29,139
Total segment operating income	144,611	134,661
Direct costs and operating expenses not allocated to segments:
Corporate selling, general, and administrative expenses	11,257	9,759
Share-based compensation included in direct costs	8,162	3,752
Share-based compensation included in selling, general, and administrative expenses	6,105	4,036
Restructuring and other costs	14,413	13,707
Transaction and integration-related expenses	16,658	25,211
Depreciation and amortization	61,200	68,021
Total consolidated income from operations	$26,816	$10,175
15. Operations by Geographic Location
The following table summarizes information about revenue by geographic area (in thousands and with all intercompany transactions eliminated):

	Three Months Ended March 31,
	2019	2018
Revenue:
North America (a)	$727,698	$731,766
Europe, Middle East, and Africa	258,347	228,837
Asia-Pacific	111,566	77,980
Latin America	21,395	18,613
Total revenue	$1,119,006	$1,057,196
(a)Revenue for the North America region includes revenue attributable to the United States of $704.1 million and $696.4 million, or 62.9% and 65.9% of total revenue, for the three months ended March 31, 2019 and March 31, 2018, respectively. No other country represented more than 10% of revenue for any period.

Long-lived assets by geographic area for each period were as follows (in thousands and all intercompany transactions have been eliminated):

	March 31, 2019	December 31, 2018
Property and equipment, net:
North America (a)	$128,432	$133,593
Europe, Middle East and Africa	31,497	33,053
Asia-Pacific	12,701	13,328
Latin America	3,360	3,512
Total property and equipment, net	$175,990	$183,486
(a) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $123.0 million and $128.3 million as of March 31, 2019 and December 31, 2018, respectively.
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
As of December 31, 2018, the amount of cash and cash equivalents held outside the United States by the Company’s foreign subsidiaries was $43.6 million, or approximately 28% of the total consolidated cash and cash equivalents balance. As of March 31, 2019, substantially all of the Company’s cash and cash equivalents were held within the United States.
During the three months ended March 31, 2019, one customer accounted for approximately 10% of the Company’s revenue. During the three months ended March 31, 2018, one customer accounted for 11% of the Company’s revenue.
As of March 31, 2019 and December 31, 2018, one customer accounted for approximately 12% and 13%, respectively, of the Company’s billed accounts receivable, unbilled accounts receivable, and contract assets balances.
17. Related-Party Transactions
For the three months ended March 31, 2019, the Company incurred reimbursable out-of-pocket expenses of $1.1 million for professional services obtained from a provider whose member of the Board of Directors was also a member of the Company’s Board of Directors. Additionally, at March 31, 2019, the Company had liabilities of $0.8 million included in accounts payable and accrued expenses on the unaudited condensed consolidated balance sheets associated with this related party. For the three months ended March 31, 2018, the Company incurred reimbursable out-of-pocket expenses of $0.2 million for professional services obtained from a provider whose significant shareholder was also a significant shareholder of the Company.
No material related-party revenue was recorded for the three months ended March 31, 2019 or 2018.
18. Commitments and Contingencies
Legal Proceedings
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
On February 21, 2019, the SEC notified the Company that it has commenced an investigation into its revenue accounting policies, internal controls and related matters, and requested that the Company retain certain documents for the periods beginning with January 1, 2017. On March 22, 2019, the SEC subpoenaed certain documents in connection with its investigation.

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
Assumed Contingent Tax-Sharing Obligations
As a result of the Merger, the Company assumed contingent tax-sharing obligations arising from inVentiv’s 2016 merger with Double Eagle Parent, Inc. As of March 31, 2019 and December 31, 2018, the estimated fair value of the assumed contingent tax-sharing obligations was $16.4 million and $15.7 million, respectively.
Contingent Earn-out Liability
In connection with the Kinapse acquisition, the Company recorded a contingent earn out liability to be paid based on Kinapse meeting revenue targets as of March 31, 2021. The fair value of the earn out liability is remeasured at the end of each reporting period, with changes in the estimated fair value reflected in earnings until the liability is settled. The estimated fair value of the contingent earn out liability was $4.5 million and $4.4 million as of March 31, 2019 and December 31, 2018, respectively, and is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following: the need to hire, develop, and retain key personnel; the impact of unfavorable economic conditions, including the uncertain international economic environment, changes in exchange rates, and effective income tax rate fluctuations; the impact of potentially underpricing our contracts, overrunning our cost estimates, or failing to receive approval for or experiencing delays with documentation of change orders; any adverse effects from customer or therapeutic area concentration; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope, or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; fluctuations in our operating results and effective income tax rate; the cyber-security and other risks associated with our information systems infrastructure; risks associated with the integration of our business with the business of inVentiv and our operation of the combined business following the closing of the Merger; the risks associated with doing business internationally; risks related to the U.K.’s planned withdrawal from the European Union; impact of the Tax Act; challenges by tax authorities of our intercompany transfer pricing policies; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our ability to effectively upgrade our information systems; our failure to perform our services in accordance with contractual requirements, regulatory standards, and ethical considerations; the risk of litigation and personal injury claims; risks related to the management of clinical trials; failure of our insurance to cover our indemnification obligations and other liabilities; risks related to marketing drugs for biopharmaceutical companies; our ability to protect our intellectual property; the risks associated with potential future acquisitions or investments in our customers’ businesses or drugs; our relationships with customers who are in competition with each other; any failure to realize the full value of our goodwill and intangible assets; risks related to restructuring; our compliance with anti-corruption and anti-bribery laws; our dependence on third parties; potential employment liability; downgrades of our credit ratings; outsourcing trends and changes in aggregate spending and research and development budgets; the impact of, including changes in, government regulations and healthcare reform; our ability to keep pace with rapid technological change; the cost of and our ability to service our substantial indebtedness; and other risks related to ownership of our common stock. For a further discussion of the risks relating to our business, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions. Our Clinical Solutions segment offers a variety of services spanning Phase I to Phase IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Our Commercial Solutions segment provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services, including selling solutions, communication solutions (public relations and advertising), and consulting services. For further discussion, refer to “Note 14 - Segment Information” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
New Business Awards and Backlog
We add new business awards to backlog when we enter into a contract or when we receive a written commitment from the customer selecting us as a service provider, provided that:

•	the customer has received appropriate internal funding approval and collection of the award value is probable;

•
the project or projects are not contingent upon completion of another clinical trial or event that would place the project or projects at material risk of not commencing in accordance with the expected timeline;

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
Beginning in 2019, we now report new business awards for our Clinical Solutions and Commercial Solutions segments on a trailing twelve months (“TTM”) basis. Our total backlog represents backlog for our Clinical Solutions segment and the selling solutions service offering within our Commercial Solutions segment. We do not report backlog for the remaining service offerings in the Commercial Solutions segment. New business awards and backlog include reimbursable out-of-pocket expenses for all periods presented.
Backlog
Our backlog consists of anticipated future revenue from business awards that either have not started, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these awards. The average duration of our contracts will fluctuate from period to period in the future based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by the customer with a 30-day notice.
Our backlog was as follows as of March 31, (in millions):

	2019	2018	Change
Clinical Solutions	$7,612.9	$6,728.9	$884.0	13.1%
Commercial Solutions - selling solutions	690.2	604.6	85.6	14.2%
Total backlog	$8,303.1	$7,333.5	$969.6	13.2%
We expect that approximately $2.94 billion of our backlog as of March 31, 2019 will be recognized as revenue during the remainder of 2019. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.
Net new business awards
New business awards, net of cancellations, were as follows for the TTM period ended March 31 (in millions):

2019
Clinical Solutions	$4,193.5
Commercial Solutions	1,324.6
Total net new business awards	$5,518.1
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
We believe that our backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will continue to be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and cancellations and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect that the rate at which our backlog and net new business awards convert into revenue is likely to decrease, and the duration of projects and the period over which related revenue is recognized to lengthen. For more information about risks related to our backlog see Part I, Item 1A "Risk Factors - Risks Related to Our Business - Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog" included in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated financial statements along with the percentage changes (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018	Change
Revenue	$1,119,006	$1,057,196	$61,810	5.8%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	886,802	840,823	45,979	5.5%
Selling, general, and administrative expenses	113,117	99,259	13,858	14.0%
Restructuring and other costs	14,413	13,707	706	5.2%
Transaction and integration-related expenses	16,658	25,211	(8,553)	(33.9)%
Depreciation and amortization	61,200	68,021	(6,821)	(10.0)%
Total operating expenses	1,092,190	1,047,021	45,169	4.3%
Income from operations	26,816	10,175	16,641	(163.5)%
Total other expense, net	(46,404)	(43,699)	(2,705)	(6.2)%
Loss before provision for income taxes	(19,588)	(33,524)	13,936	41.6%
Income tax (expense) benefit	(10,416)	8,972	(19,388)	216.1%
Net loss	$(30,004)	$(24,552)	$(5,452)	(22.2)%
Revenue
Our revenue increased by $61.8 million, or 5.8%, to $1.12 billion for the three months ended March 31, 2019, from $1.06 billion for the three months ended March 31, 2018. The increase was primarily driven by revenue growth in both our Commercial Solutions and Clinical Solutions segments as discussed below.
During the three months ended March 31, 2019, one customer accounted for approximately 10% of our revenue. During the three months ended March 31, 2018, one customer accounted for 11% of our revenue. Revenue from our top five customers accounted for approximately 22% and 24% of total revenue for the three months ended March 31, 2019 and 2018, respectively.
Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	% of total	2018	% of total	Change
Clinical Solutions	$804,958	71.9%	$786,839	74.4%	$18,119	2.3%
Commercial Solutions	314,048	28.1%	270,357	25.6%	43,691	16.2%
Total revenue	$1,119,006		$1,057,196		$61,810	5.8%
Clinical Solutions
For the three months ended March 31, 2019, revenue attributable to the Clinical Solutions segment increased compared to the same period in the prior year primarily due to net new business growth resulting in higher backlog as we entered the period, partially offset by fluctuations in foreign exchange rates and contractual currency adjustment provisions of $14.1 million. Revenue growth was also partially offset by an unfavorable revenue mix and delays in the startup of projects, particularly from awards under certain new strategic relationships with large pharmaceutical customers.

Commercial Solutions
For the three months ended March 31, 2019, our Commercial Solutions revenue increased compared to the same period in the prior year due to net new business growth which resulted in higher backlog as we entered the period, a favorable revenue mix, as well as revenue from the Company’ acquisition of Kinapse Topco Limited (“Kinapse”), which was acquired during the third quarter of 2018. These increases were partially offset by foreign exchange fluctuations of $2.1 million.
Direct Costs
Direct costs consist principally of compensation expense and benefits associated with our employees and other employee-related costs, and reimbursable out-of-pocket expenses directly related to delivering on our projects. While we have some ability to manage the majority of these costs relative to the amount of contracted services we have during any given period, direct costs as a percentage of revenue can vary from period to period. Such fluctuations are due to a variety of factors, including, among others: (i) the level of staff utilization on our projects; (ii) adjustments to the timing of work on specific customer contracts; (iii) the experience mix of personnel assigned to projects; (iv) the service mix and pricing of our contracts and (v) the timing of the incurrence of reimbursable out-of-pocket expenses, particularly on our Clinical Solutions projects. In addition, as global projects wind down or as delays and cancellations occur, staffing levels in certain countries or functional areas can become misaligned with the current business volume.
Direct costs consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Direct costs (exclusive of depreciation and amortization)	$886,802	$840,823	$45,979	5.5%
% of revenue	79.2%	79.5%
Gross margin %	20.8%	20.5%
For the three months ended March 31, 2019, our direct costs increased by $46.0 million, or 5.5%, to $886.8 million from $840.8 million for the three months ended March 31, 2018. The increase was primarily driven by an increase in compensation and related costs (including shared-based compensation), reimbursed out-of-pocket expenses, as well as direct costs from Kinapse, which was acquired in the third quarter of 2018.
Clinical Solutions
Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Direct costs	$625,767	$615,371	$10,396	1.7%
% of segment revenue	77.7%	78.2%
Segment gross margin %	22.3%	21.8%
For the three months ended March 31, 2019, Clinical Solutions segment direct costs increased by $10.4 million, or 1.7%, as compared to the three months ended March 31, 2018. The increase was primarily due to an increase in compensation and related costs related to higher billable headcount to support revenue growth.
Gross margin for the Clinical Solutions segment was 22.3% for the three months ended March 31, 2019 compared to 21.8% for the three months ended March 31, 2018. Segment gross margin as a percentage of revenue was higher during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to cost synergies and a favorable impact from foreign currency fluctuations, partially offset by costs associated with certain new strategic relationships with large pharmaceutical customers.
Commercial Solutions
Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Direct costs	$252,873	$221,700	$31,173	14.1%
% of segment revenue	80.5%	82.0%
Segment gross margin %	19.5%	18.0%
For the three months ended March 31, 2019, Commercial Solutions segment direct costs increased by $31.2 million, or 14.1%, as compared to the three months ended March 31, 2018. The increase was primarily due to an increase in compensation and related costs related to higher billable headcount to support revenue growth, an increase in reimbursed out-of-pocket expenses, as well as direct costs from Kinapse, which was acquired in the third quarter of 2018.
Gross margin for the Commercial Solutions segment was 19.5% for the three months ended March 31, 2019 compared to 18.0% for the three months ended March 31, 2018. Segment gross margin as a percentage of revenue was higher during the three months ended March 31, 2019 compared to the same period in 2018 primarily due to a favorable revenue mix.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Selling, general, and administrative expenses	$113,117	$99,259	$13,858	14.0%
% of total revenue	10.1%	9.4%
The increase in selling, general, and administrative expenses for the three months ended March 31, 2019 was primarily caused by incremental costs from Kinapse, which was acquired during the third quarter of 2018, as well as higher compensation related expenses (including share-based compensation).
Restructuring and Other Costs
Restructuring and other costs were $14.4 million and $13.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively. During 2017, in connection with the Merger, we established a restructuring plan to eliminate redundant positions and reduce our facility footprint worldwide. We expect to continue the ongoing evaluations of our workforce and facilities infrastructure needs through 2020 in an effort to optimize our resources. Additionally, for the three months ended March 31, 2019 and March 31, 2018, we incurred employee severance costs and facility closure costs for non-Merger related restructuring activities.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Merger-related restructuring and other costs:
Employee severance and benefit costs	$6,272	$8,400
Facility and lease termination costs	1,954	2,213
Other merger-related costs	—	300
Non-merger related restructuring and other costs:
Employee severance and benefit costs	5,960	200
Facility and lease termination costs	219	800
Consulting fees	—	1,694
Other costs	8	100
Total restructuring and other costs	$14,413	$13,707
We expect to incur significant costs related to the restructuring of our operations in order to achieve the targeted synergies as a result of the Merger over the next several years. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of our combined operations.
Transaction and Integration-Related Expenses
Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Professional fees	$12,846	$14,700
Debt modification and related expenses	2,241	—
Integration and personnel retention-related costs	847	9,293
Fair value adjustments to contingent obligations	724	1,194
Other	—	24
Total transaction and integration-related expenses	$16,658	$25,211
We expect to incur additional integration-related expenses associated with the Merger. The timing and amount of these expenses will depend on the identification of synergy opportunities and the timing and execution of our integration activities.
Depreciation and Amortization Expense
Total depreciation and amortization expense was $61.2 million and $68.0 million for the three months ended March 31, 2019 and 2018, respectively. The decline was primarily due to a decrease in amortization expense from intangible assets resulting from business combinations completed in prior periods, partially offset by an increase in depreciation from continued investment in information technology and facilities to support growth in our operational capabilities and optimization of our infrastructure.

Other Expense, Net
Other expense, net consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Interest income	$1,502	$839	$663	79.0%
Interest expense	(34,630)	(31,736)	(2,894)	(9.1)%
Loss on extinguishment of debt	(4,355)	(248)	(4,107)	n/m
Other expense, net	(8,921)	(12,554)	3,633	28.9%
Total other expense, net	$(46,404)	$(43,699)	$(2,705)	(6.2)%
Total other expense, net was $46.4 million and $43.7 million for the three months ended March 31, 2019 and 2018, respectively. The increase was primarily due to the increase in interest expense as a result of higher average interest rates on our variable rate debt and the higher loss on extinguishment of debt associated with the debt refinancing transaction completed during the first quarter of 2019. Partially offsetting these increases was lower other expense, net, which primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than the functional currency.
Income Tax Expense
For the three months ended March 31, 2019, we recorded income tax expense of $10.4 million on a pre-tax loss of $19.6 million. Variances between the effective income tax rate and the statutory income tax rate of 21.0% for the three months ended March 31, 2019 were primarily due to: (i) base erosion anti-abuse minimum tax, (ii) foreign income inclusions such as GILTI, and (iii) a valuation allowance change on domestic deferred tax assets.
For the three months ended March 31, 2018, we recorded income tax benefit of $9.0 million on a pre-tax loss of $33.5 million. Variances between our effective income tax rate and the statutory income tax rate of 21.0% for the three months ended March 31, 2018 were primarily due to: (i) research tax credits in foreign jurisdictions; (ii) a decrease in unrecognized tax benefits; and (iii) a valuation allowance change on domestic deferred tax assets.

Liquidity and Capital Resources
Key measures of our liquidity are as follows (in thousands):

	March 31, 2019	December 31, 2018
Balance sheet statistics:
Cash and cash equivalents	$105,859	$153,863
Restricted cash	2,062	2,069
Working capital (excluding restricted cash)	21,986	(13,305)
As of March 31, 2019, we had $107.9 million of cash, cash equivalents and restricted cash. As of March 31, 2019, substantially all of our cash, cash equivalents and restricted cash are held within the United States. In addition, we had $580.5 million (net of $19.5 million in outstanding letters of credit) available for borrowing under our $600.0 million Revolver facility.
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
Indebtedness
At March 31, 2019, we had approximately $2.8 billion of total principal indebtedness, comprised of $2,167.4 million in term loan debt, $403.0 million in 7.5% Senior Notes due 2024, and $195.9 million in borrowings against the accounts receivable financing agreement. In addition, as of March 31, 2019 we had $580.5 million (net of $19.5 million in outstanding letters of credit) of available borrowings for working capital and other purposes under the Revolver and $0.8 million of letters of credit that were not secured by the Revolver. In February 2019, we made voluntary prepayments of $25.0 million, which were applied against the regularly-scheduled quarterly principal payments of the Term Loan B. As a result of these and previous voluntary prepayments, we are not required to make a mandatory payment against the Term Loan B principal balance until maturity in August 2024. Additionally, during the three months ended March 31, 2019, we made mandatory principal payments of $12.5 million towards our Term Loan A.
Amendment No. 2 to the Credit Agreement
On March 26, 2019, we entered into Amendment No. 2 to the Credit Agreement (“the Second Amendment”). The Second Amendment, among other things, modifies the terms of the Credit Agreement to refinance the existing Term Loan A facility and the Revolver as follows:
(a) to increase the existing Term Loan A facility by $587.5 million to $1.55 billion. $187.5 million of such increase was applied at closing to repay a portion of our existing Term Loan B facility and the fees and expenses incurred in connection with the Second Amendment, and the remaining $400.0 million will be available to be funded in multiple draws within 9 months of closing and applied to further prepay loans under the Term Loan B facility and/or redeem, repay, defease or discharge all or a portion of our Senior Unsecured Notes due 2024;
(b) to increase the existing Revolver commitments available by $100.0 million to $600.0 million, and reduce the margin spread by 0.25% overall, resulting in (i) for Adjusted Eurocurrency Rate loans, a margin spread of 1.50% and (ii) for alternate base rate loans, a margin spread of 0.50%, with a single 0.25% step-down based on the achievement of certain leverage ratios; and
(c) to extend the maturity such that the Term Loan A facility and the Revolver will mature five years from March 26, 2019.

The Term Loan A facility and the Revolver will continue to be subject to the same affirmative covenants and negative covenants. The financial covenant will be set at a First Lien Leverage Ratio of 5.00:1.00 with a single step-down to 4.50:1.00 commencing with the fiscal quarter ending March 31, 2020. We were in compliance with all covenants of the Credit Agreement as of March 31, 2019.

In connection with the Second Amendment, during the three months ended March 31, 2019, we recorded a $4.4 million loss on extinguishment of debt, mainly due to the write-off of the deferred issuance costs and debt discount.

The funded amount of the Term Loan A facility was issued net of a discount and debt issuance costs totaling $2.8 million. These costs are being accreted as a component of interest expense using the effective interest rate method over the term of this facility.

We recorded debt issuance costs and related fees in connection with the Revolver and the unfunded amount of the Term Loan A facility of approximately $3.5 million, which are included in other assets in the unaudited condensed consolidated balance sheet. These costs are amortized as a component of interest expense on a straight-line basis over the related terms.

Interest Rates
In June 2018, we entered into an interest rate swap that has an aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and that expires on June 30, 2021. As a result, the percentage of our total principal debt (excluding leases) that is subject to fixed interest rates was approximately 54.5% at March 31, 2019. Each quarter-point increase or decrease in the applicable interest rate at March 31, 2019 would change our annual interest expense by approximately $3.1 million.
Covenant Restrictions under our Lease Agreement
The lease agreement for our new corporate headquarters in Morrisville, North Carolina includes a provision that requires us to issue a letter of credit in certain amounts to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). As of March 31, 2019 (and through the date of this filing), our credit rating was Ba3. As such, no letter of credit was required through the date of this filing. Any letters of credit issued in accordance with the aforementioned requirements would be issued under our Revolver, and would reduce its available borrowing capacity by the same amount.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. Our ability to meet our cash needs through cash flows from operations will depend on the demand for our services, as well as general economic, financial, competitive, and other factors, many of which are beyond our control. Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, acquisitions, investments, and other general corporate requirements. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, acquisitions or investments, selling assets, restructuring or refinancing our debt, reducing the scope of our operations and growth plans, or seeking additional capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our Credit Agreement contains covenant restrictions that limit our ability to direct the use of proceeds from any disposition of assets and, as a result, we may not be allowed to use the proceeds from any such dispositions to satisfy all current debt service obligations.
Accounts Receivable Financing Agreement
On June 29, 2018 we entered into an accounts receivable financing agreement (as amended) with a termination date of June 29, 2020, unless terminated earlier pursuant to its terms. Under this agreement, we can borrow up to $250.0 million from a third-party lender, secured by liens on certain receivables and other assets. As of March 31, 2019, we had $195.9 million of outstanding borrowings under this agreement with a maximum remaining borrowing capacity available of $54.1 million, which is limited by a periodic calculation of our available borrowing base.
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
In January 2019, we repurchased 552,100 shares of our common stock in open market transactions at an average price of $39.16 per share, resulting in a total purchase price of approximately $21.6 million. In February 2019, we repurchased 120,600 shares of our common stock in open market transactions at an average price of $41.40 per share, resulting in a total purchase price of approximately $5.0 million. We immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in-capital, with the remainder applied to accumulated deficit. As of March 31, 2019, we had remaining authorization to repurchase up to approximately $148.4 million of shares of our common stock under the 2018 stock repurchase program.
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
Cash and Cash Equivalents
Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018	Change
Net cash used in operating activities	$(13,306)	$(46,985)	$33,679
Net cash used in investing activities	(11,445)	(21,286)	9,841
Net cash used in financing activities	(26,338)	(69,877)	43,539
Cash Flows from Operating Activities
Cash flows used in operations decreased by $33.7 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, due to the year-over-year decrease in net loss of $5.5 million and an increase in non-cash items of $7.8 million largely due to deferred income taxes and share based compensation, partially offset by lower depreciation and amortization. Also contributing was a decrease in cash used in operating assets and liabilities of $31.4 million compared to the prior year period. The changes in operating assets and liabilities result primarily from the net change in billed and unbilled accounts receivable, contract assets and deferred revenue, coupled with changes in accounts payable, accrued expenses, and other long-term assets and liabilities. Fluctuations in billed and unbilled receivables, contract assets and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of unbilled services, contract assets and deferred revenue can vary significantly from period to period.
As a result of our integration activities associated with the Merger and our acquisition activity, we incurred substantial expenses that negatively impacted our cash flow from operations. For example, during the three months ended March 31, 2019, we incurred $15.9 million of expenses that impacted our operating cash flows in the current period or will impact operating cash flows in the future. We anticipate that we will continue to incur similar costs related to our integration efforts for the next 12 to18 months.
Cash Flows from Investing Activities
For the three months ended March 31, 2019, we used $11.4 million in cash for investing activities, primarily for the purchase of property and equipment. For the three months ended March 31, 2018, we used $21.3 million for investing activities, primarily for the purchase of property and equipment.
Cash Flows from Financing Activities
For the three months ended March 31, 2019, our financing activities used $26.3 million in cash, consisting primarily of: (i) repayments of long-term debt of $216.1 million, including voluntary prepayments of $25.0 million through February 2019 against the principal balance of our Term Loan B, (ii) payments of $26.6 million for the repurchase of our common stock under the 2018 repurchase program; and (iii) payments related to tax withholding for share-based compensation of $11.5 million. These payments were partially offset by proceeds from: (i) issuance of long-term debt, net of discount, of $183.2 million; (ii) $26.5 million from our accounts receivable financing agreement; and (iii) $19.7 million received from the exercise of stock options. For the three months ended March 31, 2018, our financing activities used $69.9 million in cash, consisting primarily of: (i) payments of $37.5 million for the repurchase of our common stock under the 2018 repurchase program; and (ii) repayments of long-term debt of $31.3 million.
Contractual Obligations and Commitments
There have been no material changes, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as described below.
In March 2019, we entered into Amendment No. 2 to the Credit Agreement, which, among other things, modified the terms of the Credit Agreement to refinance the existing Term Loan A facility and the Revolver. Please refer to “Note 4 - Long-Term Debt Obligations” for information regarding changes in the maturities of our contractual obligation related to principal balances and interest on our long-term debt.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, revenues, and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, share-based compensation, valuation of goodwill and identifiable intangibles, tax-related contingencies and valuation allowances, allowance for doubtful accounts, and litigation contingencies, among others. These estimates are based on the information available to management at the time these estimates, judgments and assumptions are made. Actual results may differ materially from these estimates. There have been no significant changes to our critical accounting policies and estimates. For additional information on all of our critical accounting policies and estimates, refer to Part II - Item 7 - Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
Changes in Internal Controls
Other than the remediation efforts described below, there have been no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In connection with management’s assessment of the Company’s internal control over financial reporting as of December 31, 2018, management concluded that material weaknesses existed in the design and operating effectiveness of internal controls within the Clinical Solutions segment in connection with the revenue recognition process under ASU 2014-09 “Revenue from Contracts with Customers” (ASC 606), which the Company adopted on January 1, 2018. These material weaknesses were not fully remediated as of March 31, 2019.
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
Remediation of the Material Weaknesses in Internal Control over Financial Reporting
Management is actively engaged in the implementation of remediation efforts to address the material weaknesses. The remediation plan includes: (i) the modification of certain internal controls designed to evaluate the appropriateness of revenue recognition in our Clinical Solutions segment; (ii) implementing new internal controls over recording revenue transactions; and (iii) additional training for staff involved in the related processes. During the first quarter of 2019, management made progress in all three areas of the remediation plan described above. Remediation efforts are ongoing.
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
On February 21, 2019, the SEC notified the Company that it has commenced an investigation into our revenue accounting policies, internal controls and related matters, and requested that we retain certain documents for the periods beginning with January 1, 2017. The Audit Committee of our Board of Directors subsequently initiated an independent review of our revenue accounting policies, internal controls and related matters with the assistance of outside counsel and accounting advisors, which is now complete. On March 22, 2019, the SEC subpoenaed certain documents in connection with its investigation.
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
Item 1A. Risk Factors.
There have been no significant changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. Refer to “Risk Factors” in Part 1, Item 1A of that report for a detailed discussion of risk factors affecting the Company.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2019, we repurchased 672,700 shares of our Class A common stock under our previously announced stock repurchase program described below, for a total of approximately $26.6 million. As of March 31, 2019, we have remaining authorization to repurchase up to approximately $148.4 million of shares of our Class A common stock under the stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1, 2019 - January 31, 2019	552,100	$39.16	552,100	$153,395
February 1, 2019 - February 28, 2019	120,600	$41.40	120,600	$148,402
March 1, 2019 - March 31, 2019	—	$—	—	$148,402
Total	672,700		672,700

(1) On February 26, 2018, the Board authorized the repurchase of up to an aggregate of $250.0 million of our Class A common stock, par value $0.01 per share, from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or privately negotiated transactions. The stock repurchase program commenced on March 1, 2018 and will end no later than December 31, 2019. We intend to use cash on hand and future free cash flow to fund the stock repurchase program. The stock repurchase program does not obligate us to repurchase any particular amount of our Class A common stock, and may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases is determined by our management based on a variety of factors such as the market price of our Class A common stock, our corporate requirements, and overall market conditions. The stock repurchase program is subject to applicable legal requirements, including federal and state securities laws. We may also repurchase shares of our Class A common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of our Class A common stock to be repurchased when we might otherwise be precluded from doing so by law.
The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over par was applied on a pro rata basis against additional paid-in-capital, with the remainder applied to accumulated deficit.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Amendment No. 2 to the Credit Agreement, dated as of March 26, 2019, among the Company, the lenders party thereto, JPMorgan Chase Bank N.A., as Administrative Agent, and each of the other parties thereto.	8-K	001-36730	10.1	March 28, 2019
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	XBRL Instance Document.	—	—	—	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

SYNEOS HEALTH, INC.

Date: May 8, 2019	BY:	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial Officer)