Form 10-Q
period 2019-06-30
Syneos Health, Inc.
filed 2019-08-06
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of July 31, 2019, there were approximately 103,485,261 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenue	$1,166,827	$1,072,530	$2,285,833	$2,129,726

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	917,529	847,465	1,804,331	1,688,288
Selling, general, and administrative expenses	110,879	100,218	223,996	199,477
Restructuring and other costs	11,882	8,591	26,295	22,298
Transaction and integration-related expenses	7,654	18,032	24,312	43,243
Depreciation	19,248	17,557	38,819	35,585
Amortization	41,501	49,945	83,130	99,938
Total operating expenses	1,108,693	1,041,808	2,200,883	2,088,829
Income from operations	58,134	30,722	84,950	40,897

Other expense, net:
Interest income	2,133	1,655	3,635	2,494
Interest expense	(34,263)	(32,894)	(68,893)	(64,630)
Loss on extinguishment of debt	—	(1,877)	(4,355)	(2,125)
Other income (expense), net	7,573	32,001	(1,348)	19,447
Total other expense, net	(24,557)	(1,115)	(70,961)	(44,814)
Income (loss) before provision for income taxes	33,577	29,607	13,989	(3,917)
Income tax expense	(22,285)	(16,047)	(32,701)	(7,075)
Net income (loss)	$11,292	$13,560	$(18,712)	$(10,992)

Earnings (loss) per share:
Basic	$0.11	$0.13	$(0.18)	$(0.11)
Diluted	$0.11	$0.13	$(0.18)	$(0.11)
Weighted average common shares outstanding:
Basic	103,699	102,899	103,532	103,674
Diluted	104,818	104,005	103,532	103,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$11,292	$13,560	$(18,712)	$(10,992)
Unrealized loss on derivative instruments, net of income tax benefit of $237, $0, $332 and $0, respectively	(8,962)	(1,717)	(13,178)	(1,283)
Foreign currency translation adjustments, net of income tax benefit (expense) of $0, $0, $0 and $(2,868), respectively	(11,919)	(69,169)	8,685	(35,246)
Comprehensive loss	$(9,589)	$(57,326)	$(23,205)	$(47,521)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2019	December 31, 2018
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$107,256	$155,932
Accounts receivable and unbilled services, net	1,287,509	1,256,731
Prepaid expenses and other current assets	71,985	79,299
Total current assets	1,466,750	1,491,962
Property and equipment, net	187,747	183,486
Operating lease right-of-use assets	227,715	—
Goodwill	4,336,355	4,333,159
Intangible assets, net	1,051,065	1,133,612
Deferred income tax assets	9,111	9,317
Other long-term assets	118,238	103,373
Total assets	$7,396,981	$7,254,909

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$128,812	$98,624
Accrued expenses	569,446	563,527
Deferred revenue	710,905	777,141
Current portion of operating lease obligations	29,760	—
Current portion of finance lease obligations	16,004	13,806
Current portion of long-term debt	199,575	50,100
Total current liabilities	1,654,502	1,503,198
Long-term debt	2,534,842	2,737,019
Operating lease long-term obligations	228,704	—
Finance lease long-term obligations	28,390	26,759
Deferred income tax liabilities	33,223	25,120
Other long-term liabilities	93,421	106,669
Total liabilities	4,573,082	4,398,765

Commitments and contingencies (Note 17)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 103,460 and 103,372 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	1,035	1,034
Additional paid-in capital	3,404,389	3,402,638
Accumulated other comprehensive loss, net of tax	(92,688)	(88,195)
Accumulated deficit	(488,837)	(459,333)
Total shareholders' equity	2,823,899	2,856,144
Total liabilities and shareholders' equity	$7,396,981	$7,254,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net loss	$(18,712)	$(10,992)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	121,949	135,523
Share-based compensation	28,061	16,254
Provision for doubtful accounts	783	(1,734)
Provision for (benefit from) deferred income taxes	8,793	(7,682)
Foreign currency transaction adjustments	(957)	(19,633)
Fair value adjustment of contingent obligations	(940)	2,388
Loss on extinguishment of debt	4,355	2,125
Other non-cash items	1,147	4,024
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable, unbilled services, and deferred revenue	(89,535)	(68,629)
Accounts payable and accrued expenses	32,005	(3,269)
Other assets and liabilities	(3,435)	16,799
Net cash provided by operating activities	83,514	65,174
Cash flows from investing activities:
Purchases of property and equipment	(28,066)	(32,586)
Investments in unconsolidated affiliates	(3,000)	—
Net cash used in investing activities	(31,066)	(32,586)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	183,195	—
Payments of debt financing costs	(1,032)	(3,421)
Repayments of long-term debt	(256,136)	(97,500)
Proceeds from accounts receivable financing agreement	38,200	—
Repayments of accounts receivable financing agreement	(22,400)	—
Payments of contingent consideration related to business combinations	(8)	—
Payments of finance leases	(4,677)	(8,863)
Payments for repurchase of common stock	(49,671)	(74,985)
Proceeds from exercise of stock options	24,377	7,458
Payments related to tax withholding for share-based compensation	(11,763)	(2,383)
Net cash used in financing activities	(99,915)	(179,694)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,209)	(1,151)
Net change in cash, cash equivalents, and restricted cash	(48,676)	(148,257)
Cash, cash equivalents, and restricted cash - beginning of period	155,932	321,976
Cash, cash equivalents, and restricted cash - end of period	$107,256	$173,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Shareholders' equity, beginning balance	$2,838,370	$2,907,259	$2,856,144	$3,022,579
Impact from adoption of ASU 2014-09	—	—	—	(98,815)
Shareholders' equity, adjusted beginning balance	2,838,370	2,907,259	2,856,144	2,923,764

Common stock:
Beginning balance	1,038	1,038	1,034	1,044
Stock repurchase	(5)	(10)	(12)	(19)
RSU distributions net of shares for tax withholding	—	—	4	1
Stock option exercises	2	1	9	3
Ending balance	1,035	1,029	1,035	1,029

Additional paid-in capital:
Beginning balance	3,402,953	3,394,586	3,402,638	3,414,389
Stock repurchase	(16,735)	(33,500)	(38,867)	(64,482)
RSU distributions net of shares for tax withholding	(241)	(60)	(11,778)	(2,384)
Stock option exercises	4,618	1,915	24,335	7,539
Share-based compensation	13,794	8,375	28,061	16,254
Ending balance	3,404,389	3,371,316	3,404,389	3,371,316

Accumulated other comprehensive (loss) income:
Beginning balance	(71,807)	15,822	(88,195)	(22,385)
Impact from adoption of ASU 2018-02	—	—	—	3,850
Adjusted beginning balance	(71,807)	15,822	(88,195)	(18,535)
Unrealized loss on derivative instruments, net of taxes	(8,962)	(1,717)	(13,178)	(1,283)
Foreign currency translation adjustment, net of taxes	(11,919)	(69,169)	8,685	(35,246)
Ending balance	(92,688)	(55,064)	(92,688)	(55,064)

Accumulated deficit:
Beginning balance	(493,814)	(504,187)	(459,333)	(370,469)
Impact from adoption of ASU 2014-09	—	—	—	(98,815)
Impact from adoption of ASU 2018-02	—	—	—	(3,850)
Adjusted beginning balance	(493,814)	(504,187)	(459,333)	(473,134)
Stock repurchase	(6,315)	(3,982)	(10,792)	(10,483)
Net income (loss)	11,292	13,560	(18,712)	(10,992)
Ending balance	(488,837)	(494,609)	(488,837)	(494,609)

Shareholders' equity, ending balance	$2,823,899	$2,822,672	$2,823,899	$2,822,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation and Changes in Significant Accounting Policies
Nature of Operations
Syneos Health, Inc. (the “Company”) is a global provider of end-to-end biopharmaceutical outsourcing solutions. The Company operates under two reportable segments, Clinical Solutions and Commercial Solutions, and derives its revenue through a suite of services designed to enhance its customers’ ability to successfully develop, launch, and market their products. The Company offers its solutions on both a standalone and integrated basis with biopharmaceutical development and commercialization services ranging from Phase I to Phase IV clinical trial services to services associated with the commercialization of biopharmaceutical products. The Company’s customers include small, mid-sized, and large companies in the pharmaceutical, biotechnology, and medical device industries.
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
The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 18, 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 or any other future period. The unaudited condensed consolidated balance sheet at December 31, 2018 is derived from the amounts in the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Allowance for Doubtful Accounts
The Company maintains a credit approval process and makes judgments in connection with assessing its customers’ ability to pay throughout the contractual obligation period. Generally, the Company has the ability to limit credit exposure by discontinuing services in the event of non-payment. The Company has certain customers that may depend on the ability to continue to raise capital in order to complete the development or commercialization of their products. The Company monitors its customers’ credit worthiness and applies judgment in establishing a provision for estimated credit losses based on historical experience, current receivables aging, and identified customer-specific circumstances that would affect the customers’ ability to meet their obligation. Despite this assessment, from time to time, customers are unable to meet their payment obligations, which could impact the Company’s results of operations.
Recently Adopted Accounting Standards
Leases. In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02 (“ASU 2016-02”), Leases (Topic 842), as further amended, to increase transparency and comparability among organizations by requiring the recognition of, at the lease commencement date, a lease liability for the obligation to make lease payments, and a right-of-use ("ROU") asset for the right to use the underlying asset, on the balance sheet. The Company adopted ASU 2016-02, and all related amendments, collectively “ASC 842”, as of January 1, 2019, using the modified retrospective approach.

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
2. Financial Statement Details
Cash, Cash Equivalents and Restricted Cash
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
Accounts Receivable and Unbilled Services, net
Accounts receivable and unbilled services, net of allowance for doubtful accounts, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Accounts receivable billed	$781,440	$733,142
Less: Allowance for doubtful accounts	(5,296)	(4,587)
Accounts receivable billed, net	776,144	728,555
Accounts receivable unbilled	419,337	422,860
Contract assets	92,028	105,316
Accounts receivable and unbilled services, net	$1,287,509	$1,256,731

Accounts Receivable Factoring Arrangement
In May 2017, the Company entered into an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash. For the six months ended June 30, 2019 and 2018, the Company factored $113.7 million and $100.9 million, respectively, of trade accounts receivable on a non-recourse basis and received $112.8 million and $100.5 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Goodwill
The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2019 were as follows (in thousands):

	Total	Clinical Solutions	Commercial Solutions
Balance at December 31, 2018:
Gross carrying amount	$4,349,325	$2,780,945	$1,568,380
Accumulated impairment losses (a)	(16,166)	(8,142)	(8,024)
Goodwill, net of accumulated impairment losses	4,333,159	2,772,803	1,560,356
2019 Activity:
Business combinations (b)	(250)	—	(250)
Impact of foreign currency translation	3,446	1,209	2,237
Balance at June 30, 2019:
Gross carrying amount	4,352,521	2,782,154	1,570,367
Accumulated impairment losses (a)	(16,166)	(8,142)	(8,024)
Goodwill, net of accumulated impairment losses	$4,336,355	$2,774,012	$1,562,343

(a) Accumulated impairment losses associated with the Clinical Solutions segment were recorded prior to 2019 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. Accumulated impairment losses associated with the Commercial Solutions segment were recorded prior to 2019 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the six months ended June 30, 2019.
(b) Amount represents measurement period adjustments to goodwill recognized in connection with the acquisition of Kinapse Topco Limited (“Kinapse”).
Transaction and Integration-Related Expenses
Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Professional fees	$6,678	$11,073	$19,523	$25,774
Debt modification and related expenses	1,732	1,317	3,973	1,317
Integration and personnel retention-related costs	909	4,448	1,756	13,741
Fair value adjustments to contingent obligations	(1,665)	1,194	(940)	2,388
Other	—	—	—	23
Total transaction and integration-related expenses	$7,654	$18,032	$24,312	$43,243

Accumulated Other Comprehensive Loss, Net of Tax
Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Foreign currency translation adjustments	$(72,270)	$(80,955)
Unrealized loss on derivative instruments	(20,418)	(7,240)
Accumulated other comprehensive loss	$(92,688)	$(88,195)

Changes in accumulated other comprehensive loss, net of tax, for the three months ended June 30, 2019 were as follows (in thousands):

	Unrealized Loss on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at March 31, 2019	$(11,456)	$(60,351)	$(71,807)
Other comprehensive loss before reclassifications	(9,544)	(11,919)	(21,463)
Amount of gain reclassified from accumulated other comprehensive loss into statement of operations	582	—	582
Net current period other comprehensive loss, net of tax	(8,962)	(11,919)	(20,881)
Balance at June 30, 2019	$(20,418)	$(72,270)	$(92,688)
Changes in accumulated other comprehensive loss, net of tax, for the six months ended June 30, 2019 were as follows (in thousands):

	Unrealized Loss on Derivative Instruments	Foreign Currency Translation Adjustments	Total
Balance at December 31, 2018	$(7,240)	$(80,955)	$(88,195)
Other comprehensive (loss) gain before reclassifications	(14,246)	8,685	(5,561)
Amount of gain reclassified from accumulated other comprehensive loss into the statement of operations	1,068	—	1,068
Net current period other comprehensive (loss) gain, net of tax	(13,178)	8,685	(4,493)
Balance at June 30, 2019	$(20,418)	$(72,270)	$(92,688)

The income tax effects allocated to each component of other comprehensive income (loss) for the three months ended June 30, 2019 were as follows (in thousands):

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$(11,919)	$—	$(11,919)
Unrealized (loss) gain on derivative instruments:
Unrealized loss during period	(9,800)	256	(9,544)
Reclassification adjustment for gains realized in net income	601	(19)	582
Net unrealized loss on derivative instruments	(9,199)	237	(8,962)
Other comprehensive loss	$(21,118)	$237	$(20,881)
The income tax effects allocated to each component of other comprehensive income (loss) for the six months ended June 30, 2019 were as follows (in thousands):

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$8,685	$—	$8,685
Unrealized (loss) gain on derivative instruments:
Unrealized loss during period	(14,616)	370	(14,246)
Reclassification adjustment for gains realized in net loss	1,106	(38)	1,068
Net unrealized loss on derivative instruments	(13,510)	332	(13,178)
Other comprehensive loss	$(4,825)	$332	$(4,493)

For the three months ended June 30, 2018, the income tax provision related to the components of other comprehensive loss was fully offset by the increase in the valuation allowance, resulting in no income tax impact for the period.
The income tax effects allocated to each component of other comprehensive loss for the six months ended June 30, 2018 were as follows (in thousands):

	Before-Tax Amount	Tax Benefit	Net-of-Tax Amount
Foreign currency translation adjustments	$(32,378)	$(2,868)	$(35,246)
Unrealized loss on derivative instruments:
Unrealized loss during the period	(685)	—	(685)
Reclassification adjustment of realized gains to net loss	(598)	—	(598)
Net unrealized loss on derivative instruments	(1,283)	—	(1,283)
Other comprehensive loss	$(33,661)	$(2,868)	$(36,529)

Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized foreign currency gain (loss)	$7,275	$5,685	$(1,131)	$168
Net unrealized foreign currency gain	880	25,997	957	19,633
Other, net	(582)	319	(1,174)	(354)
Total other income (expense), net	$7,573	$32,001	$(1,348)	$19,447

3. Business Combinations
inVentiv Health Merger
On August 1, 2017, the Company completed a merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc., with the Company surviving as the accounting and legal entity acquirer. The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The goodwill in connection with the Merger is primarily attributable to the assembled workforce of inVentiv and the expected synergies of the Merger.
In connection with the Merger, the Company assumed certain contingent tax-sharing obligations of inVentiv. The fair value of the contingent tax-sharing liability is remeasured at the end of each reporting period, with changes in the estimated fair value reflected in earnings until the liability is fully settled. The estimated fair value of the contingent tax-sharing obligations liability was $14.7 million and $15.7 million as of June 30, 2019 and December 31, 2018, respectively. The liability is included in accrued expenses and other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets.

Kinapse Limited Acquisition
In August 2018, the Company completed its acquisition of Kinapse, a provider of advisory and operational solutions to the global life sciences industry. The total purchase consideration was $100.1 million plus assumed debt, and included cash acquired of $4.9 million. The Company recognized $74.5 million of goodwill and $57.3 million of intangible assets, principally customer relationships, as a result of the acquisition. The goodwill is not deductible for income tax purposes. The Company’s assessment of fair value and the purchase price allocation related to this acquisition is preliminary and further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the acquisition date). The operating results from the Kinapse acquisition have been included in the Company’s Commercial Solutions segment from the date of acquisition.
4. Long-Term Debt Obligations
The Company’s debt obligations consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Secured Debt
Term Loan A due March 2024	$1,150,000	$975,000
Term Loan B due August 2024	977,364	1,221,000
Accounts receivable financing agreement due June 2020	185,200	169,400
Total secured debt	2,312,564	2,365,400
Unsecured Debt
7.5% Senior Unsecured Notes due 2024	403,000	403,000
Total debt obligations	2,715,564	2,768,400
Add: unamortized Senior Notes premium, net of term loan original issuance discount	28,250	32,303
Less: unamortized deferred issuance costs	(9,397)	(13,584)
Less: current portion of debt	(199,575)	(50,100)
Total debt obligations, non-current portion	$2,534,842	$2,737,019

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
On May 4, 2018, the Company entered into Amendment No. 1 to the Credit Agreement, which, among other things, modified the terms of the Credit Agreement to reduce by 0.25% overall the applicable margins for Alternate Base Rate (as defined in the Credit Agreement) loans and Adjusted Eurocurrency Rate (as defined in the Credit Agreement) loans with respect to both the Term Loan A and Term Loan B facilities.
During the six months ended June 30, 2019, the Company voluntarily prepaid $65.0 million towards reducing its outstanding Term Loan B balance, which was applied against the regularly-scheduled quarterly principal payments. As a result of these and previous voluntary prepayments, the Company is not required to make a mandatory principal payment against the Term Loan B principal balance until maturity in August 2024. Additionally, during the six months ended June 30, 2019, the Company made mandatory principal repayments of $12.5 million towards its Term Loan A.

Amendment No. 2 to the Credit Agreement
On March 26, 2019, the Company entered into Amendment No. 2 to the Credit Agreement (“the Second Amendment”). The Second Amendment, among other things, modifies the terms of the Credit Agreement to refinance the existing Term Loan A facility and the Revolver as follows:
(a) to increase the existing Term Loan A facility by $587.5 million to $1.55 billion. $187.5 million of such increase was applied at closing to repay a portion of the Company’s existing Term Loan B facility and the fees and expenses incurred in connection with the Second Amendment, and the remaining $400.0 million will be available to be funded in multiple draws within nine months of closing and applied to further prepay loans under the Term Loan B facility and/or redeem, repay, defease or discharge all or a portion of the Company’s 7.5% Senior Unsecured Notes due 2024 (the “Senior Notes”);
(b) to increase the existing Revolver commitments available by $100.0 million to $600.0 million, and reduce the margin spread by 0.25% overall, resulting in (i) for Adjusted Eurocurrency Rate loans, a margin spread of 1.50% and (ii) for Alternate Base Rate loans, a margin spread of 0.50%, with a single 0.25% step-down based on the achievement of certain leverage ratios; and
(c) to extend the maturity of the Term Loan A facility and the Revolver to March 26, 2024.
The Term Loan A facility and the Revolver will continue to be subject to the same affirmative covenants and negative covenants. The financial covenant will be set at a First Lien Leverage Ratio (as defined in the Credit Agreement) of 5.00:1.00 with a single step-down to 4.50:1.00 commencing with the fiscal quarter ending March 31, 2020. The Company was in compliance with all covenants of the Credit Agreement as of June 30, 2019.
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
The Company recorded debt issuance costs and related fees in connection with the Revolver and the unfunded amount of the Term Loan A facility of approximately $3.5 million, which are included in other long-term assets in the unaudited condensed consolidated balance sheet. These costs are amortized as a component of interest expense on a straight-line basis over the related terms.
Covenant Restrictions under our Lease Agreement
The lease agreement for the Company’s new corporate headquarters in Morrisville, North Carolina includes a provision that requires the Company to issue a letter of credit in certain amounts to the landlord based on the Company’s debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). As of June 30, 2019 (and through the date of this filing), the Company’s credit rating was Ba3. As such, no letter of credit was required through the date of this filing. Any letters of credit issued in accordance with the aforementioned requirements would be issued under the Revolver, and would reduce its available borrowing capacity by the same amount.
As of June 30, 2019, the Company had $580.5 million (net of $19.5 million in outstanding letters of credit) of available borrowings for working capital and other purposes under the Revolver and $0.8 million of letters of credit that were not secured by the Revolver.

Accounts Receivable Financing Agreement
On June 29, 2018, the Company entered into an accounts receivable financing agreement (as amended) with a termination date of June 29, 2020, unless terminated earlier pursuant to its terms. Under this agreement, certain of the Company’s consolidated subsidiaries will sell accounts receivable and unbilled services (including contract assets) balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”). The SPE can borrow up to $250.0 million from a third-party lender, secured by liens on certain receivables and other assets of the SPE. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under this agreement. The available borrowing capacity varies monthly according to the levels of the Company’s eligible accounts receivable and unbilled receivables. Loans under this agreement will accrue interest at a reserve-adjusted LIBOR rate or a base rate equal to the higher of (i) the applicable lender’s prime rate and (ii) the federal funds rate plus 0.50%. The Company may prepay loans upon one business day’s prior notice and may terminate or reduce the facility limit of the accounts receivable financing agreement with 15 days’ prior notice.
As of June 30, 2019, the Company had $185.2 million of outstanding borrowings under the accounts receivable financing agreement, which are recorded in the current portion of long-term debt on the accompanying unaudited condensed consolidated balance sheet. The remaining maximum capacity available for borrowing under this agreement was $64.8 million as of June 30, 2019. The Company expects to renew this accounts receivable financing agreement prior to June 29, 2020.
Maturities of Debt Obligations
As of June 30, 2019, the contractual maturities of the Company’s debt obligations were as follows (in thousands):

	Principal	Interest
2019	$—	$65,827
2020	228,325	126,766
2021	79,063	120,320
2022	107,813	116,384
2023	115,000	110,852
2024 and thereafter	2,185,363	56,376
Less: deferred issuance costs	(9,397)
Unamortized Senior Notes premium, net of term loan original issuance discount	28,250
Total	$2,734,417	$596,525

5. Leases
The Company’s operating leases are primarily related to its office facilities. The Company’s finance leases are related to vehicles that the Company leases for certain sales representatives in its Commercial Solutions segment. These leases have remaining lease terms of less than one year to 13 years, some of which include options to extend the term or terminate the lease. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option.
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
The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date until the end of the lease term. The Company records finance lease cost as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. Variable lease payments for operating leases are related to the office facilities and include but are not limited to common area maintenance, parking, electricity, and management fees. The variable lease payments for finance leases are related to maintenance programs for leased vehicles. Variable lease payments are based on occurrence or based on usage; therefore, they are not included as part of the initial calculations of the ROU assets and liabilities.
The components of lease cost were as follows (in thousands):

		Three Months Ended	Six Months Ended
	Classification	June 30, 2019	June 30, 2019
Operating leases:
Fixed lease costs	Selling, general, and administrative expenses	$16,965	$34,105
Short-term lease costs	Selling, general, and administrative expenses	195	574
Variable lease costs	Selling, general, and administrative expenses	8,864	16,654
Total operating lease costs		$26,024	$51,333
Finance leases:
Amortization of right-of-use assets	Depreciation	$3,991	$8,310
Interest on lease liabilities	Interest expense	414	808
Variable lease costs	Selling, general, and administrative expenses	1,803	3,630
Total finance lease costs		$6,208	$12,748

Supplemental balance sheet information related to finance leases was as follows (in thousands):

June 30, 2019
Property and equipment, gross	$59,344
Accumulated depreciation	(20,741)
Property and equipment, net	$38,603

Current portion of finance lease obligations	$16,004
Finance lease long-term obligations	28,390
Total finance lease liabilities	$44,394

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(28,452)
Operating cash flows for finance leases	(808)
Financing cash flows for finance leases	(4,677)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$41,286
Finance leases	12,286

Lease obligations closed out in exchange for right-of-use assets:
Operating leases	$(573)

Weighted average remaining lease term:	June 30, 2019
Operating leases	8 years
Finance leases	3 years

Weighted average discount rate:	June 30, 2019
Operating leases	4.9%
Finance leases	3.3%

As of June 30, 2019, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remaining 6 months)	$16,149	$9,536	$25,685
2020	50,811	15,825	66,636
2021	45,255	12,629	57,884
2022	39,394	8,254	47,648
2023	35,626	1,284	36,910
2024 and thereafter	131,401	—	131,401
Total lease payments	318,636	47,528	$366,164
Less: management fee		(624)
Less: imputed interest	(60,172)	(2,510)
Total lease liabilities	$258,464	$44,394

Under ASC 840, as of December 31, 2018, the Company had total capital lease assets of $55.3 million and accumulated depreciation of $17.6 million, which are included within property and equipment, net, on the unaudited condensed consolidated balance sheet. The related capital lease obligations totaled $40.6 million as of December 31, 2018. For the three and six months ended June 30, 2018, the Company recorded rent expense of $16.6 million and $33.3 million, respectively, for operating leases.

6. Derivatives
In May 2016, the Company entered into interest rate swaps with a combined notional value of $300.0 million in an effort to limit its exposure to variable interest rates on its term loans. The swaps became effective on June 30, 2016 and a portion of the interest rate swaps expired on June 30, 2018, with the remainder expiring on May 14, 2020. As of June 30, 2019, the remaining notional value of these interest rate swaps was $100.0 million. In June 2018, the Company entered into an interest rate swap with an aggregate notional value of $1.01 billion, that became effective on December 31, 2018 and will expire on June 30, 2021. The significant terms of these derivatives are substantially the same as those contained within the Credit Agreement, including monthly settlements with the swap counterparties. Interest rate swaps are designated as hedging instruments. During the three and six months ended June 30, 2019, the amount of loss recognized in other income (expense), net with respect to these contracts was inconsequential.
As a result of an acquisition that occurred during the third quarter of 2018, the Company became a party to certain foreign currency exchange rate forward contracts. These contracts expired on various dates through April 2019. During the three and six months ended June 30, 2019, the amount of loss recognized in other income (expense), net with respect to these contracts was inconsequential.
The fair values of the Company’s derivative financial instruments and the line items on the accompanying unaudited condensed consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	June 30, 2019	December 31, 2018
Interest rate swaps - current	Prepaid expenses and other current assets	$543	$1,355
Interest rate swaps - non-current	Other long-term assets	—	441
Foreign currency exchange rate swaps - current	Accrued expenses	—	(138)
Interest rate swaps - current	Accrued expenses	(9,172)	(3,031)
Interest rate swaps - non-current	Other long-term liabilities	(12,463)	(6,201)

7. Fair Value Measurements
Assets and Liabilities Carried at Fair Value
As of June 30, 2019 and December 31, 2018, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, billed and unbilled accounts receivable (including contract assets), accounts payable, accrued expenses, deferred revenue, assumed contingent obligations, finance leases, liabilities under the accounts receivable financing agreement, and derivative instruments.
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

Financial Instruments Subject to Recurring Fair Value Measurements

As of June 30, 2019, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities(a)	$21,392	$—	$—	$21,392
Derivative instruments(b)	—	543	—	543
Total assets	$21,392	$543	$—	$21,935

Liabilities:
Derivative instruments(b)	$—	$21,635	$—	$21,635
Contingent obligations related to business combinations(c)	—	—	19,152	19,152
Total liabilities	$—	$21,635	$19,152	$40,787
As of December 31, 2018, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities(a)	$14,945	$—	$—	$14,945
Derivative instruments(d)	—	1,796	—	1,796
Total assets	$14,945	$1,796	$—	$16,741

Liabilities:
Derivative instruments(d)	$—	$9,370	$—	$9,370
Contingent consideration obligations related to business combinations(c)	—	—	20,127	20,127
Total liabilities	$—	$9,370	$20,127	$29,497

(a) Represents fair value of investments in mutual funds based on quoted market prices that are used to fund the liability associated with the deferred compensation plan.
(b) Represents fair value of interest rate swap arrangements (see "Note 6 - Derivatives" for further information).
(c) Represents fair value of contingent consideration obligations related to business combinations (see "Note 3 - Business Combinations" for further information). The fair value of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.
(d) Represents fair value of interest rate swap and foreign currency exchange rate forward contract arrangements (see "Note 6 - Derivatives" for further information).
The following table presents changes in the carrying amount of obligations classified as Level 3 category within the fair value hierarchy for the six months ended June 30, 2019 (in thousands):

Balance at December 31, 2018	$20,127
Additions	—
Changes in fair value recognized in earnings	(975)
Balance at June 30, 2019	$19,152
During the six months ended June 30, 2019, there were no transfers of assets or liabilities between Level 1, Level 2 or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of June 30, 2019 and December 31, 2018, assets subject to non-recurring fair value measurements totaled $5.39 billion and $5.47 billion, respectively.
Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The estimated fair value of the outstanding term loans and the Senior Notes is determined based on the price that the Company would have to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s outstanding term loans and Senior Notes were as follows (in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value(a)	Estimated Fair Value	Carrying Value(a)	Estimated Fair Value
Term Loan A due March 2024	$1,146,458	$1,150,000	$973,218	$975,000
Term Loan B due August 2024	976,421	977,364	1,219,755	1,221,000
7.5% Senior Unsecured Notes due 2024	435,735	423,130	438,330	423,150

(a) The carrying value of the term loan debt is shown net of original issue debt discounts. The carrying value of the Senior Notes is inclusive of unamortized premiums.
8. Restructuring and Other Costs
Merger-Related Restructuring
In connection with the Merger, the Company established a restructuring plan to eliminate redundant positions and reduce its facility footprint worldwide. The Company expects to continue the ongoing evaluations of its workforce and facilities infrastructure needs through 2020 in an effort to optimize its resources. During the six months ended June 30, 2019, the Company recognized approximately: (i) $12.2 million of employee severance and benefits related costs; and (ii) $8.4 million of facility closure and lease termination costs. Over the next 12 to 18 months, the Company expects to incur significant costs related to the restructuring of its operations in order to achieve targeted synergies as a result of the Merger. However, the timing and the amount of these costs depend on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of the Company’s operations.
Non-Merger Restructuring and Other Costs
During the six months ended June 30, 2019, the Company incurred $0.3 million of facility closure and lease termination costs related to the Company’s pre-Merger activities aimed at optimizing its resources worldwide. Additionally, during the six months ended June 30, 2019, the Company recognized approximately $5.3 million of employee severance and benefits related costs.

Accrued Restructuring Liabilities
The following table summarizes activity related to the liabilities associated with restructuring and other costs during the six months ended June 30, 2019 (in thousands):

	Employee Severance Costs	Facility Closure and Lease Termination Costs	Other Costs	Total
Balance at December 31, 2018	$7,474	$16,761	$52	$24,287
Adoption of ASC 842 (a)	—	(16,761)	—	(16,761)
Expenses incurred (b)	17,522	—	40	17,562
Cash payments made	(20,059)	—	(70)	(20,129)
Balance at June 30, 2019	$4,937	$—	$22	$4,959

(a) As a result of the adoption of ASC 842, accrued expenses related to facility closure and lease termination costs are now reflected within the current portion of operating lease obligations and operating lease long-term obligations on the unaudited condensed consolidated balance sheets as of June 30, 2019. These facility costs will be paid over the remaining terms of exited facilities, which range from 2019 through 2027.
(b) The amount of expenses incurred for the six months ended June 30, 2019 excludes $2.8 million of non-cash restructuring and other expenses, because these expenses were not subject to accrual prior to the period in which they were incurred, and $5.9 million of facility lease closure and lease termination costs. Under ASC 842, these costs are reflected as a reduction of operating lease right-of-use assets on the unaudited condensed consolidated balance sheets.
The Company expects that substantially all of the employee severance costs accrued as of June 30, 2019 will be paid within the next twelve months. Liabilities associated with these costs are included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets. Restructuring and other costs included in net loss for the three and six months ended June 30, 2019 are presented in restructuring and other costs in the unaudited condensed consolidated statements of operations.
9. Shareholders' Equity
Shares Outstanding
Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Common stock shares, beginning balance	103,753	103,804	103,372	104,436
Stock repurchase	(509)	(1,025)	(1,182)	(1,973)
RSU distributions net of shares for tax withholding	10	3	390	103
Stock option exercises	206	89	880	305
Common stock shares, ending balance	103,460	102,871	103,460	102,871

2018 Stock Repurchase Program
On February 26, 2018, the Company’s Board of Directors authorized the repurchase of up to an aggregate of $250.0 million of the Company’s common stock, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions (“2018 stock repurchase program”). The 2018 stock repurchase program commenced on March 1, 2018 and will end no later than December 31, 2019. The Company intends to use cash on hand and future operating cash flow to fund the 2018 stock repurchase program.

The 2018 stock repurchase program does not obligate the Company to repurchase any particular amount of the Company’s common stock and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements for cash, and overall market conditions. The 2018 stock repurchase program is subject to applicable legal requirements, including federal and state securities laws and the applicable Nasdaq rules. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law.
In March 2018, the Company repurchased 948,100 shares of its common stock in open market transactions at an average price of $39.55 per share, resulting in a total purchase price of approximately $37.5 million. In April 2018, the Company repurchased 1,024,400 shares of its common stock in open market transactions at an average price of $36.60 per share, resulting in a total purchase price of approximately $37.5 million. In January 2019, the Company repurchased 552,100 shares of its common stock in open market transactions at an average price of $39.16 per share, resulting in a total purchase price of approximately $21.6 million. In February 2019, the Company repurchased 120,600 shares of its common stock in open market transactions at an average price of $41.40 per share, resulting in a total purchase price of approximately $5.0 million. In June 2019, the Company repurchased 509,100 shares of its common stock in open market transactions at an average price of $45.29 per share, resulting in a total purchase price of approximately $23.1 million. The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.
As of June 30, 2019, the Company had remaining authorization to repurchase up to approximately $125.3 million of shares of its common stock under the 2018 stock repurchase program.

10. Earnings (Loss) Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$11,292	$13,560	$(18,712)	$(10,992)
Denominator:
Basic weighted average common shares outstanding	103,699	102,899	103,532	103,674
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	1,119	1,106	—	—
Diluted weighted average common shares outstanding	104,818	104,005	103,532	103,674
Earnings (loss) per share:
Basic	$0.11	$0.13	$(0.18)	$(0.11)
Diluted	$0.11	$0.13	$(0.18)	$(0.11)
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
The number of potential shares outstanding that were considered anti-dilutive using the treasury stock method and therefore excluded from the computation of diluted earnings (loss) per share, weighted for the portion of the period they were outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anti-dilutive stock options and other awards	373	1,017	333	1,057
Anti-dilutive stock options and other awards under share-based compensation programs excluded based on reporting a net loss for the period	—	—	1,279	1,002
Total common stock equivalents excluded from diluted loss per share	373	1,017	1,612	2,059

11. Income Taxes
Income Tax Expense
For the three and six months ended June 30, 2019, the Company recorded income tax expense of $22.3 million and $32.7 million, respectively, compared to pre-tax income of $33.6 million and $14.0 million, respectively. The effective tax rate for the three and six months ended June 30, 2019 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to: (i) base erosion anti-abuse minimum tax, (ii) foreign income inclusions such as the Global Intangible Low-Taxed Income provisions (“GILTI”), and (iii) valuation allowance change on domestic deferred tax assets.
For the three and six months ended June 30, 2018, the Company recorded an income tax expense of $16.0 million and $7.1 million, respectively, compared to pre-tax income of $29.6 million and pre-tax loss of $3.9 million, respectively. The effective tax rate for the three and six months ended June 30,

2018 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to: (i) research tax credits in foreign jurisdictions; (ii) a valuation allowance change on domestic deferred tax assets; and (iii) the geographical split of pre-tax income.
BEAT
The Tax Cuts and Jobs Act of 2017 introduced a new tax on U.S. corporations that derive tax benefits from deductible payments to non-U.S. affiliates called the base erosion and anti-abuse tax (“BEAT”). BEAT applies when base eroding payments are in excess of three percent of the Company’s total deductible payments and also where BEAT exceeds regular U.S. taxable income, similar to an alternate minimum tax. Changes to the Company’s contractual arrangements, operating structure, and/or final regulations that modify the application of this provision could have a material impact on the Company’s tax provision.
Unrecognized Tax Benefits
The Company's gross unrecognized tax benefits, exclusive of associated interest and penalties, were $20.0 million and $19.2 million as of June 30, 2019 and December 31, 2018, respectively. The increase of $0.8 million was primarily due to unrecognized tax benefits in foreign jurisdictions.
Tax Returns Under Audit
During the first quarter of 2019, the Company was notified by the Internal Revenue Service that the legacy inVentiv federal income tax return was under audit for the tax year beginning November 10, 2016 and ending December 31, 2016. The examination commenced on May 8, 2019.
12. Revenue from Contracts with Customers
Unsatisfied Performance Obligations
As of June 30, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and which are not accounted for as a series pursuant to ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) was $5.52 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and as a result, is lower than the potential contractual revenue. Specifically, contracts that do not commence within a certain period of time require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control. Accordingly, such contracts have been excluded from the unsatisfied performance obligations balance presented above.
Timing of Billing and Performance
During the three and six months ended June 30, 2019, the Company recognized approximately $367.0 million and $510.8 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the periods. During the three and six months ended June 30, 2019, approximately $34.8 million and $9.3 million, respectively, of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods and predominately related to changes in scope and estimates in full service clinical studies. Changes in the contract assets and deferred revenue balances during the three and six months ended June 30, 2019 were not materially impacted by any other factors.

13. Segment Information
The Company has two reportable segments: Clinical Solutions and Commercial Solutions. Each reportable business segment comprises multiple similar service offerings that, when combined, create a fully integrated biopharmaceutical outsourcing solutions organization. Clinical Solutions offers a variety of services spanning Phase I to Phase IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Commercial Solutions provides commercialization services to the pharmaceutical, biotechnology, and healthcare industries, which include deployment solutions (formerly selling solutions), communication solutions (public relations and advertising), and consulting related services.

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

Information about reportable segment operating results was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Clinical Solutions	$849,922	$783,913	$1,654,880	$1,570,752
Commercial Solutions	316,905	288,617	630,953	558,974
Total consolidated revenue	1,166,827	1,072,530	2,285,833	2,129,726
Segment direct costs:
Clinical Solutions	654,403	608,994	1,280,170	1,224,365
Commercial Solutions	255,814	232,899	508,687	454,599
Total segment direct costs	910,217	841,893	1,788,857	1,678,964
Segment selling, general, and administrative expenses:
Clinical Solutions	67,625	68,110	137,327	134,056
Commercial Solutions	22,202	21,667	48,255	41,185
Total segment selling, general, and administrative expenses	89,827	89,777	185,582	175,241
Segment operating income:
Clinical Solutions	127,894	106,809	237,383	212,331
Commercial Solutions	38,889	34,051	74,011	63,190
Total segment operating income	166,783	140,860	311,394	275,521
Direct costs and operating expenses not allocated to segments:
Corporate selling, general, and administrative expenses	14,570	7,638	25,827	17,397
Share-based compensation included in direct costs	7,312	5,572	15,474	9,324
Share-based compensation included in selling, general, and administrative expenses	6,482	2,803	12,587	6,839
Restructuring and other costs	11,882	8,591	26,295	22,298
Transaction and integration-related expenses	7,654	18,032	24,312	43,243
Depreciation and amortization	60,749	67,502	121,949	135,523
Total consolidated income from operations	$58,134	$30,722	$84,950	$40,897

14. Operations by Geographic Location
The following table summarizes information about revenue by geographic area (in thousands and with all intercompany transactions eliminated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
North America (a)	$791,281	$726,546	$1,518,979	$1,458,311
Europe, Middle East, and Africa	258,787	232,120	517,134	460,958
Asia-Pacific	94,295	93,647	205,861	171,627
Latin America	22,464	20,217	43,859	38,830
Total revenue	$1,166,827	$1,072,530	$2,285,833	$2,129,726
(a)Revenue for the North America region includes revenue attributable to the United States of $741.2 million and $690.3 million, or 63.5% and 64.4% of total revenue, for the three months ended June 30, 2019 and 2018, respectively. Revenue for the North America region includes revenue attributable to the United States of $1,445.3 million and $1,386.8 million, or 63.2% and 65.1% of total revenue, for the six months ended June 30, 2019 and June 30, 2018, respectively. No other country represented more than 10% of revenue for any period.

Long-lived assets by geographic area for each period were as follows (in thousands and all intercompany transactions have been eliminated):

	June 30, 2019	December 31, 2018
Property and equipment, net:
North America (a)	$139,913	$133,593
Europe, Middle East and Africa	30,288	33,053
Asia-Pacific	14,314	13,328
Latin America	3,232	3,512
Total property and equipment, net	$187,747	$183,486
(a) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $134.5 million and $128.3 million as of June 30, 2019 and December 31, 2018, respectively.
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
As of December 31, 2018, the amount of cash and cash equivalents held outside the United States by the Company’s foreign subsidiaries was $43.6 million, or approximately 28% of the total consolidated cash and cash equivalents balance. As of June 30, 2019, substantially all of the Company’s cash and cash equivalents were held within the United States.
During both the three and six months ended June 30, 2019, one customer accounted for approximately 10% of the Company’s revenue. During both the three and six months ended June 30, 2018, one customer accounted for 11% of the Company’s revenue.
As of June 30, 2019 and December 31, 2018, one customer accounted for approximately 12% and 13%, respectively, of the Company’s billed accounts receivable, unbilled accounts receivable, and contract assets balances.
16. Related-Party Transactions
For the six months ended June 30, 2019, the Company incurred reimbursable out-of-pocket expenses of $1.1 million for professional services obtained from a provider whose member of the Board of Directors was also a member of the Company’s Board of Directors. No related party expenses were recorded for the three months ended June 30, 2019.
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
No material related-party revenue was recorded for the three and six months ended June 30, 2019 or 2018.

17. Commitments and Contingencies
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
On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against the Company and certain of its officers on behalf of a putative class of its shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.), names as defendants the Company, Michael Bell, Alistair MacDonald, Michael Gilbertini, and Gregory S. Rush (the "Bermudez action"), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.), filed on January 25, 2018 (the “Vaitkuvienë action"), names as defendants the Company, Alistair MacDonald, and Gregory S. Rush (the "Initial Defendants"). Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's common stock between May 10, 2017 and November 8, 2017 and November 9, 2017. The complaints allege that the Company published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders separately filed motions seeking to be appointed lead plaintiff and approving the selection of lead counsel. On March 30, 2018, Plaintiff Bermudez filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. On May 29, 2018, the Court in the Vaitkuvienë action appointed the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund as Lead Plaintiffs and, on June 7, 2018, the Court entered a schedule providing for, among other things, Lead Plaintiffs to file an amended complaint by July 23, 2018 (later extended to July 30, 2018). Lead Plaintiffs filed their amended complaint on July 30, 2018, which also includes a claim against the Initial Defendants, as well as each member of the board of directors at the time of the INC Research - inVentiv Health merger vote in July 2017 (the “Defendants”), contending that the inVentiv merger proxy was misleading under Section 14(a) of the Act. Lead Plaintiffs seek, among other things, orders (i) declaring that the lawsuit is a proper class action and (ii) awarding compensatory damages in an amount to be proven at trial, including interest thereon, and reasonable costs and expenses incurred in this action, including attorneys’ fees and expert fees, to Lead Plaintiffs and other class members. Defendants filed a Motion to Dismiss Plaintiffs’ Amended Complaint on September 20, 2018. Lead Plaintiffs filed a Response in Opposition to such motion on November 21, 2018, and Defendants filed a Reply to such response on December 5, 2018. On May 23, 2019, Lead Plaintiffs filed a Notice of Filings in Related Case regarding the New Jersey shareholder action filed on March 1, 2019 described below, and Defendants filed their response on May 31, 2019. The Company and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims. In the Company's opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.
On September 24, 2018, the Court unsealed a civil complaint captioned United States, et. al vs. AstraZeneca PLC, et. al, No. 2:17-cv-01328-RSL (W.D. Wa.) against inVentiv Health, Inc. and other co-defendants. The complaint alleges that the Company and co-defendants violated the Federal False Claims Act (and various state analogues) and Anti-Kickback Statute through the provision of clinical education services. On December 17, 2018, the United States moved to dismiss this lawsuit, as well as other similar lawsuits supported by the relator in this action. The Company denies the allegations in the complaint and intends to defend vigorously against these claims. In the Company’s opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

On February 21, 2019, the SEC notified the Company that it has commenced an investigation into the Company’s revenue accounting policies, internal controls and related matters, and requested that the Company retain certain documents for the periods beginning with January 1, 2017. On March 22, 2019, the SEC subpoenaed certain documents in connection with its investigation. The timing of the conclusion of the SEC’s review is unknown.
On March 1, 2019, a complaint was filed in the United States District Court for the District of New Jersey on behalf of a putative class of shareholders who purchased the Company's common stock during the period between May 10, 2017 and February 27, 2019. The complaint names the Company and certain of its executive officers as defendants and alleges violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements about its business, operations, and prospects. The plaintiffs seek awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. On March 28, 2019, Lead Plaintiffs in the Vaitkuvienë action filed a motion to intervene, and the Company filed its response on April 22, 2019. On April 30, 2019, a shareholder filed a motion seeking to be appointed lead plaintiff and approving the selection of lead counsel. Both motions remain pending.
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
Assumed Contingent Tax-Sharing Obligations
As a result of the Merger, the Company assumed contingent tax-sharing obligations arising from inVentiv’s 2016 merger with Double Eagle Parent, Inc. As of June 30, 2019 and December 31, 2018, the estimated fair value of the assumed contingent tax-sharing obligations was $14.7 million and $15.7 million, respectively.
Contingent Earn-out Liability
In connection with the Kinapse acquisition, the Company recorded a contingent earn-out liability to be paid based on Kinapse meeting revenue targets as of March 31, 2021. The fair value of the earn-out liability is remeasured at the end of each reporting period, with changes in the estimated fair value reflected in earnings until the liability is settled. The estimated fair value of the contingent earn-out liability was $4.4 million as of June 30, 2019 and December 31, 2018, respectively, and is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

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
In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such, including statements regarding our anticipated results of operations, our business strategy and planned capital expenditures, and our expectations regarding the resolution of our material weaknesses. Without limiting the foregoing, the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “should,” “targets,” “will” and the negative thereof, and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following: the need to hire, develop, and retain key personnel; the impact of unfavorable economic conditions, including the uncertain international economic environment, changes in exchange rates, and effective income tax rate fluctuations; the impact of potentially underpricing our contracts, overrunning our cost estimates, or failing to receive approval for or experiencing delays with documentation of change orders; any adverse effects from customer or therapeutic area concentration; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope, or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; fluctuations in our operating results and effective income tax rate; the cyber-security and other risks associated with our information systems infrastructure; risks associated with the integration of our business with the business of Double Eagle Parent, Inc. (“inVentiv”) and our operation of the combined business following the closing of the merger with inVentiv (the “Merger”); the risks associated with doing business internationally; risks related to the U.K.’s planned withdrawal from the European Union; impact of the Tax Cuts and Jobs Act; challenges by tax authorities of our intercompany transfer pricing policies; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our ability to effectively upgrade our information systems; our failure to perform our services in accordance with contractual requirements, regulatory standards, and ethical considerations; the risk of litigation and personal injury claims; risks related to the management of clinical trials; failure of our insurance to cover our indemnification obligations and other liabilities; risks related to marketing drugs for biopharmaceutical companies; our ability to protect our intellectual property; the risks associated with potential future acquisitions or investments in our customers’ businesses or drugs; our relationships with customers who are in competition with each other; any failure to realize the full value of our goodwill and intangible assets; risks related to restructuring; our compliance with anti-corruption and anti-bribery laws; our dependence on third parties; potential employment liability; downgrades of our credit ratings; outsourcing trends and changes in aggregate spending and research and development budgets; the impact of, including changes in, government regulations and healthcare reform; our ability to keep pace with rapid technological change; the cost of and our ability to service our substantial indebtedness; and other risks related to ownership of our common stock. For a further discussion of the risks relating to our business, refer to

“Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
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
Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions. Our Clinical Solutions segment offers a variety of services spanning Phase I to Phase IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Our Commercial Solutions segment provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services, including deployment solutions (formerly selling solutions), communication solutions (public relations and advertising), and consulting services. For further discussion, refer to “Note 13 - Segment Information” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

•	the project or projects are expected to commence within a certain period of time from the end of the quarter in which the award was granted;

•	the customer has entered or intends to enter into a comprehensive contract as soon as practicable; and

•	for awards related to our deployment solutions and Functional Service Provider ("FSP") offerings, a maximum of twelve months of services are included in the award value.
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
Beginning in 2019, we now report new business awards for our Clinical Solutions and Commercial Solutions segments on a trailing twelve months (“TTM”) basis. Our total backlog represents backlog for our Clinical Solutions segment and the deployment solutions service offering within our Commercial Solutions segment (formerly selling solutions). We do not report backlog for the remaining service offerings in the Commercial Solutions segment. New business awards and backlog include reimbursable out-of-pocket expenses for all periods presented.

Backlog
Our backlog consists of anticipated future revenue from business awards that either have not started, or that are in process and have not been completed. Our backlog also reflects any cancellation or adjustment activity related to these awards. The average duration of our contracts will fluctuate from period to period based on the contracts comprising our backlog at any given time. The majority of our contracts can be terminated by the customer with a 30-day notice.
Our backlog was as follows as of June 30 (in millions):

	2019	2018	Change
Clinical Solutions	$7,834.0	$7,183.8	$650.2	9.1%
Commercial Solutions - deployment solutions	621.3	550.2	71.1	12.9%
Total backlog	$8,455.3	$7,734.0	$721.3	9.3%
We expect that approximately $2.07 billion of our backlog as of June 30, 2019 will be recognized as revenue during the remainder of 2019. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.
Net new business awards
New business awards, net of cancellations, were as follows for the TTM period ended June 30 (in millions):

2019
Clinical Solutions	$3,967.0
Commercial Solutions - deployment solutions	1,298.2
Total net new business awards	$5,265.2
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

Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated statements of operations along with dollar and percentage changes (in thousands, except percentages):

	Three Months Ended June 30,
	2019	2018	Change
Revenue	$1,166,827	$1,072,530	$94,297	8.8%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	917,529	847,465	70,064	8.3%
Selling, general, and administrative expenses	110,879	100,218	10,661	10.6%
Restructuring and other costs	11,882	8,591	3,291	38.3%
Transaction and integration-related expenses	7,654	18,032	(10,378)	(57.6)%
Depreciation and amortization	60,749	67,502	(6,753)	(10.0)%
Total operating expenses	1,108,693	1,041,808	66,885	6.4%
Income from operations	58,134	30,722	27,412	89.2%
Total other expense, net	(24,557)	(1,115)	(23,442)	n/m
Income (loss) before provision for income taxes	33,577	29,607	3,970	13.4%
Income tax expense	(22,285)	(16,047)	(6,238)	(38.9)%
Net income (loss)	$11,292	$13,560	$(2,268)	(16.7)%

	Six Months Ended June 30,
	2019	2018	Change
Revenue	$2,285,833	$2,129,726	$156,107	7.3%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,804,331	1,688,288	116,043	6.9%
Selling, general, and administrative expenses	223,996	199,477	24,519	12.3%
Restructuring and other costs	26,295	22,298	3,997	17.9%
Transaction and integration-related expenses	24,312	43,243	(18,931)	(43.8)%
Depreciation and amortization	121,949	135,523	(13,574)	(10.0)%
Total operating expenses	2,200,883	2,088,829	112,054	5.4%
Income from operations	84,950	40,897	44,053	107.7%
Total other expense, net	(70,961)	(44,814)	(26,147)	(58.3)%
Income (loss) before provision for income taxes	13,989	(3,917)	17,906	n/m
Income tax expense	(32,701)	(7,075)	(25,626)	n/m
Net income (loss)	$(18,712)	$(10,992)	$(7,720)	(70.2)%
Revenue
For the three months ended June 30, 2019, our revenue increased by $94.3 million, or 8.8%, to $1.17 billion from $1.07 billion for the three months ended June 30, 2018. For the six months ended June 30, 2019, our revenue increased by $156.1 million, or 7.3%, to $2.29 billion from $2.13 billion for the six months ended June 30, 2018. The increases were primarily driven by growth in both our Clinical Solutions and Commercial Solutions segments as discussed below.

During both the three and six months ended June 30, 2019, one customer accounted for approximately 10% of our revenue. During both the three and six months ended June 30, 2018, one customer accounted for 11% of our revenue. Revenue from our top five customers accounted for approximately 24% and 26% of revenue for the three months ended June 30, 2019 and 2018, respectively, and 23% and 25% of revenue for the six months ended June 30, 2019 and 2018, respectively.
Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	% of total	2018	% of total	Change
Clinical Solutions	$849,922	72.8%	$783,913	73.1%	$66,009	8.4%
Commercial Solutions	316,905	27.2%	288,617	26.9%	28,288	9.8%
Total revenue	$1,166,827		$1,072,530		$94,297	8.8%

	Six Months Ended June 30,
	2019	% of total	2018	% of total	Change
Clinical Solutions	$1,654,880	72.4%	$1,570,752	73.8%	$84,128	5.4%
Commercial Solutions	630,953	27.6%	558,974	26.2%	71,979	12.9%
Total revenue	$2,285,833		$2,129,726		$156,107	7.3%
Clinical Solutions
For the three and six months ended June 30, 2019, revenue attributable to our Clinical Solutions segment increased compared to the same periods in the prior year primarily due to net new business growth resulting in higher backlog as we entered each period, the startup of new work in backlog, and growth in reimbursable out-of-pocket expenses, partially offset by fluctuations in foreign currency exchange rates of $9.8 million and $23.9 million for the respective periods.
Commercial Solutions
For the three and six months ended June 30, 2019, revenue attributable to our Commercial Solutions segment increased compared to the same periods in the prior year due to net new business growth that resulted in higher backlog as we entered each period, as well as revenue from the Company’s acquisition of Kinapse Topco Limited (“Kinapse”) during the third quarter of 2018. These increases were partially offset by fluctuations in foreign currency exchange rates of $1.9 million and $3.9 million for the respective periods. Revenue was also positively impacted by a favorable revenue mix during the six months ended June 30, 2019.
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

Direct costs consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Direct costs (exclusive of depreciation and amortization)	$917,529	$847,465	$70,064	8.3%
% of revenue	78.6%	79.0%
Gross margin %	21.4%	21.0%

	Six Months Ended June 30,
	2019	2018	Change
Direct costs (exclusive of depreciation and amortization)	$1,804,331	$1,688,288	$116,043	6.9%
% of revenue	78.9%	79.3%
Gross margin %	21.1%	20.7%
For the three and six months ended June 30, 2019, our direct costs increased by $70.1 million and $116.0 million, or 8.3% and 6.9%, as compared to the three and six months ended June 30, 2018, respectively. The increases were primarily driven by an increase in compensation and related costs (including share-based compensation), reimbursable out-of-pocket expenses, as well as direct costs from Kinapse, which was acquired in the third quarter of 2018.
Clinical Solutions
Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Direct costs	$654,403	$608,994	$45,409	7.5%
% of segment revenue	77.0%	77.7%
Segment gross margin %	23.0%	22.3%

	Six Months Ended June 30,
	2019	2018	Change
Direct costs	$1,280,170	$1,224,365	$55,805	4.6%
% of segment revenue	77.4%	77.9%
Segment gross margin %	22.6%	22.1%
For the three and six months ended June 30, 2019, our Clinical Solutions segment direct costs increased by $45.4 million and $55.8 million, or 7.5% and 4.6%, as compared to the three and six months ended June 30, 2018, respectively. These increases were primarily due to higher reimbursable out-of-pocket expenses and an increase in compensation and related costs due to higher billable headcount to support revenue growth.
Gross margins for our Clinical Solutions segment were 23.0% and 22.6% for the three and six months ended June 30, 2019, respectively, compared to 22.3% and 22.1% for the three and six months ended June 30, 2018, respectively. Gross margins were higher during the three and six months ended June 30, 2019 compared to the same periods in 2018 primarily due to revenue growth, net realized cost synergies and favorable impacts from foreign currency exchange rate fluctuations, partially offset by costs associated with certain new strategic relationships with large pharmaceutical customers.

Commercial Solutions
Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Direct costs	$255,814	$232,899	$22,915	9.8%
% of segment revenue	80.7%	80.7%
Segment gross margin %	19.3%	19.3%

	Six Months Ended June 30,
	2019	2018	Change
Direct costs	$508,687	$454,599	$54,088	11.9%
% of segment revenue	80.6%	81.3%
Segment gross margin %	19.4%	18.7%
For the three and six months ended June 30, 2019, our Commercial Solutions segment direct costs increased by $22.9 million and $54.1 million, or 9.8% and 11.9%, as compared to the three and six months ended June 30, 2018, respectively. These increases were primarily related to an increase in compensation and related costs due to higher billable headcount to support revenue growth, as well as direct costs from Kinapse, which was acquired in the third quarter of 2018. Direct costs were also negatively impacted by higher reimbursable out-of-pocket expenses for the six months ended June 30, 2019.
Gross margins for our Commercial Solutions segment were 19.3% and 19.4% for the three and six months ended June 30, 2019, respectively, compared to 19.3% and 18.7% for the three and six months ended June 30, 2018, respectively. Gross margin was higher during the six months ended June 30, 2019 compared to the same period in 2018 primarily due to a favorable revenue mix.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Selling, general, and administrative expenses	$110,879	$100,218	$10,661	10.6%
% of total revenue	9.5%	9.3%

	Six Months Ended June 30,
	2019	2018	Change
Selling, general, and administrative expenses	$223,996	$199,477	$24,519	12.3%
% of total revenue	9.8%	9.4%
The increases in selling, general, and administrative expenses for the three and six months ended June 30, 2019 as compared to the same periods in 2018 were primarily caused by higher compensation-related expenses (including share-based compensation), incremental costs from Kinapse, which was acquired during the third quarter of 2018 and incremental costs from a strategic partnership agreement entered into during the fourth quarter of 2018.

Restructuring and Other Costs
Restructuring and other costs were $11.9 million and $8.6 million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $26.3 million and $22.3 million for the six months ended June 30, 2019 and 2018, respectively. During 2017, in connection with the Merger, we established a restructuring plan to eliminate redundant positions and reduce our facility footprint worldwide. We expect to continue the ongoing evaluations of our workforce and facilities infrastructure needs through 2020 in an effort to optimize our resources. Additionally, for the three and six months ended June 30, 2019 and 2018, we incurred employee severance costs and facility closure costs for non-Merger related restructuring activities.
Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Merger-related restructuring and other costs:
Employee severance and benefit costs	$2,227	$2,893	$12,249	$11,293
Facility and lease termination costs	6,504	2,585	8,458	4,798
Other merger-related costs	—	215	—	515
Non-merger related restructuring and other costs:
Employee severance and benefit costs	3,063	777	5,273	977
Facility and lease termination costs	56	638	275	1,438
Consulting fees	—	787	—	2,481
Other costs	32	696	40	796
Total restructuring and other costs	$11,882	$8,591	$26,295	$22,298
We expect to incur significant costs related to the restructuring of our operations in order to achieve our targeted synergies as a result of the Merger over the next 12 to 18 months. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of our combined operations.
Transaction and Integration-Related Expenses
Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Professional fees	$6,678	$11,073	$19,523	$25,774
Debt modification and related expenses	1,732	1,317	3,973	1,317
Integration and personnel retention-related costs	909	4,448	1,756	13,741
Fair value adjustments to contingent obligations	(1,665)	1,194	(940)	2,388
Other	—	—	—	23
Total transaction and integration-related expenses	$7,654	$18,032	$24,312	$43,243
We expect to incur additional integration-related expenses associated with the Merger. The timing and amount of these expenses will depend on the identification of synergy opportunities and the timing and execution of our integration activities.

Depreciation and Amortization Expense
Total depreciation and amortization expense was $60.7 million and $67.5 million for the three months ended June 30, 2019 and 2018, respectively, and $121.9 million and $135.5 million for the six months ended June 30, 2019 and 2018, respectively. The decreases in total depreciation and amortization expense were primarily due to a decrease in amortization expense from intangible assets resulting from business combinations completed in prior periods, partially offset by an increase in depreciation expense from continued investment in information technology and facilities to support growth in our operational capabilities and optimization of our infrastructure.
Other Expense, Net
Other expense, net consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Interest income	$2,133	$1,655	$478	28.9%
Interest expense	(34,263)	(32,894)	(1,369)	(4.2)%
Loss on extinguishment of debt	—	(1,877)	1,877	100.0%
Other income, net	7,573	32,001	(24,428)	(76.3)%
Total other expense, net	$(24,557)	$(1,115)	$(23,442)	n/m

	Six Months Ended June 30,
	2019	2018	Change
Interest income	$3,635	$2,494	$1,141	45.7%
Interest expense	(68,893)	(64,630)	(4,263)	(6.6)%
Loss on extinguishment of debt	(4,355)	(2,125)	(2,230)	(104.9)%
Other (expense) income, net	(1,348)	19,447	(20,795)	(106.9)%
Total other expense, net	$(70,961)	$(44,814)	$(26,147)	(58.3)%
Total other expense, net was $24.6 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $71.0 million and $44.8 million for the six months ended June 30, 2019 and 2018, respectively. These increases were primarily due to lower other income, net, in the current periods as compared to the prior periods, which primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency.
Income Tax Expense
For the three and six months ended June 30, 2019, we recorded income tax expense of $22.3 million and $32.7 million, respectively, on a pre-tax income of $33.6 million and $14.0 million, respectively. Variances between the effective income tax rate and the statutory income tax rate of 21.0% for the three and six months ended June 30, 2019 were primarily due to: (i) base erosion anti-abuse minimum tax, (ii) foreign income inclusions such as GILTI, and (iii) a valuation allowance change on domestic deferred tax assets.
For the three and six months ended June 30, 2018, we recorded income tax expense of $16.0 million and $7.1 million, respectively, on a pre-tax income (loss) of $29.6 million and $(3.9) million, respectively. Variances between our effective income tax rate and the statutory income tax rate of 21.0% for the three and six months ended June 30, 2018 were primarily due to: (i) research tax credits in foreign jurisdictions; (ii) a valuation allowance change on certain domestic deferred tax assets; and (iii) the geographical split of pre-tax income.

Liquidity and Capital Resources
Key measures of our liquidity were as follows (in thousands):

	June 30, 2019	December 31, 2018
Balance sheet statistics:
Cash and cash equivalents	$105,163	$153,863
Restricted cash	2,093	2,069
Working capital (excluding restricted cash)	(189,845)	(13,305)
As of June 30, 2019, we had $107.3 million of cash, cash equivalents and restricted cash. As of June 30, 2019, substantially all of our cash, cash equivalents and restricted cash was held within the United States. In addition, we had $580.5 million (net of $19.5 million in outstanding letters of credit) available for borrowing under our $600.0 million Revolver facility.
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
Indebtedness
As of June 30, 2019, we had approximately $2.76 billion of total principal indebtedness, comprised of $2.13 billion in term loan debt, $403.0 million in Senior Unsecured Notes due 2024 (the “Senior Notes”), $185.2 million in borrowings against the accounts receivable financing agreement and $44.4 million in current and non-current finance lease obligations. In addition, as of June 30, 2019 we had $580.5 million (net of $19.5 million in outstanding letters of credit) of available borrowings for working capital and other purposes under the Revolver, and $0.8 million of letters of credit that were not secured by the Revolver. During the six months ended June 30, 2019, we made voluntary prepayments of $65.0 million, which were applied against the regularly-scheduled quarterly principal payments of the Term Loan B. As a result of these and previous voluntary prepayments, we are not required to make a mandatory payment against the Term Loan B principal balance until maturity in August 2024. Additionally, during the six months ended June 30, 2019, we made mandatory principal payments of $12.5 million towards our Term Loan A.
Amendment No. 2 to the Credit Agreement
On March 26, 2019, we entered into Amendment No. 2 to the Credit Agreement (“the Second Amendment”). The Second Amendment, among other things, modifies the terms of the Credit Agreement to refinance the existing Term Loan A facility and the Revolver as follows:
(a) to increase the existing Term Loan A facility by $587.5 million to $1.55 billion. $187.5 million of such increase was applied at closing to repay a portion of our existing Term Loan B facility and the fees and expenses incurred in connection with the Second Amendment, and the remaining $400.0 million will be available to be funded in multiple draws within nine months of closing and applied to further prepay loans under the Term Loan B facility and/or redeem, repay, defease or discharge all or a portion of our Senior Notes;
(b) to increase the existing Revolver commitments available by $100.0 million to $600.0 million, and reduce the margin spread by 0.25% overall, resulting in (i) for Adjusted Eurocurrency Rate (as defined in the Credit Agreement) loans, a margin spread of 1.50% and (ii) for Alternate Base

Rate (as defined in the Credit Agreement) loans, a margin spread of 0.50%, with a single 0.25% step-down based on the achievement of certain leverage ratios; and
(c) to extend the maturity of the Term Loan A facility and the Revolver to March 26, 2024.

The Term Loan A facility and the Revolver will continue to be subject to the same affirmative covenants and negative covenants. The financial covenant will be set at a First Lien Leverage Ratio (as defined in the Credit Agreement) of 5.00:1.00 with a single step-down to 4.50:1.00 commencing with the fiscal quarter ending March 31, 2020. We were in compliance with all covenants of the Credit Agreement as of June 30, 2019.

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
Interest Rates
In June 2018, we entered into an interest rate swap that has an aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and that expires on June 30, 2021. As a result, as of June 30, 2019, the percentage of our total principal debt (excluding leases) that is subject to fixed interest rates was approximately 53.2%. Each quarter-point increase or decrease in the applicable interest rate at June 30, 2019 would change our annual interest expense by approximately $3.2 million.
Covenant Restrictions under our Lease Agreement
The lease agreement for our new corporate headquarters in Morrisville, North Carolina includes a provision that requires us to issue a letter of credit in certain amounts to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). As of June 30, 2019 (and through the date of this filing), our credit rating was Ba3. As such, no letter of credit was required through the date of this filing. Any letters of credit issued in accordance with the aforementioned requirements would be issued under our Revolver, and would reduce its available borrowing capacity by the same amount.
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
Accounts Receivable Financing Agreement
On June 29, 2018 we entered into an accounts receivable financing agreement (as amended) with a termination date of June 29, 2020, unless terminated earlier pursuant to its terms. Under this agreement, we can borrow up to $250.0 million from a third-party lender, secured by liens on certain receivables and other assets. As of June 30, 2019, we had $185.2 million of outstanding borrowings under this agreement with a maximum remaining borrowing capacity available of $64.8 million, which is limited by a periodic calculation of our available borrowing base. The Company expects to renew this accounts receivable financing agreement prior to June 29, 2020.
2018 Stock Repurchase Program
On February 26, 2018, our Board of Directors authorized the repurchase of up to an aggregate of $250.0 million of our common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or privately negotiated transactions (“2018 stock repurchase program”). The 2018 stock repurchase program commenced on March 1, 2018 and will end no later than December 31, 2019. We intend to use cash on hand and future free cash flow to fund the 2018 stock repurchase program.
In January 2019, we repurchased 552,100 shares of our common stock in open market transactions at an average price of $39.16 per share, resulting in a total purchase price of approximately $21.6 million. In February 2019, we repurchased 120,600 shares of our common stock in open market transactions at an average price of $41.40 per share, resulting in a total purchase price of approximately $5.0 million. In June 2019, we repurchased 509,100 shares of our common stock in open market transactions at an average price of $45.29 per share, resulting in a total purchase price of approximately $23.1 million. We immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in-capital, with the remainder applied to accumulated deficit. As of June 30, 2019, we had remaining authorization to repurchase up to approximately $125.3 million of shares of our common stock under the 2018 stock repurchase program.
We are not obligated to repurchase any particular amount of our common stock, and the 2018 stock repurchase program may be modified, extended, suspended or discontinued at any time. The timing and amount of repurchases is determined by our management based on a variety of factors such as our corporate requirements for cash, overall market conditions, and the market price of our common stock. The stock repurchase program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules.
Cash, Cash Equivalents and Restricted Cash
Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Six Months Ended
	June 30, 2019	June 30, 2018	Change
Net cash provided by operating activities	$83,514	$65,174	$18,340
Net cash used in investing activities	(31,066)	(32,586)	1,520
Net cash used in financing activities	(99,915)	(179,694)	79,779
Cash Flows from Operating Activities
Cash flows provided by operating activities increased by $18.3 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase is primarily due to higher accounts payable and accrued expenses partially offset by an increase in accounts receivable, unbilled services, and deferred revenue, Fluctuations in accounts receivable, unbilled services, and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services, and deferred revenue can vary significantly from period to period.
As a result of our integration activities associated with the Merger and our acquisition activity, we incurred substantial expenses that negatively impacted our cash flow from operating activities. For example, during the six months ended June 30, 2019, we incurred $25.3 million of expenses that impacted our operating cash flows in the current period or will impact operating cash flows in the future. We anticipate that we will continue to incur similar costs related to our integration efforts for the next 12 to 18 months.
Cash Flows from Investing Activities
For the six months ended June 30, 2019, we used $31.1 million in cash for investing activities, comprised of $28.1 million for purchases of property and equipment and $3.0 million for an investment in an unconsolidated affiliate.
For the six months ended June 30, 2018, we used $32.6 million in cash for investing activities primarily for the purchase of property and equipment.
Cash Flows from Financing Activities
For the six months ended June 30, 2019, we used $99.9 million in cash for financing activities, which consisted primarily of: (i) repayments of long-term debt of $256.1 million, including voluntary prepayments of $65.0 million against the principal balance of our Term Loan B, (ii) payments of $49.7 million for the repurchase of our common stock under the 2018 stock repurchase program; (iii) repayments of $22.4 million related to our accounts receivable financing agreement; and (iv) payments related to tax withholding for share-based compensation of $11.8 million. These payments were partially offset by proceeds from: (i) issuance of long-term debt, net of discount, of $183.2 million; (ii) $38.2 million from our accounts receivable financing agreement; and (iii) $24.4 million received from the exercise of stock options.
For the six months ended June 30, 2018, we used $179.7 million in cash for financing activities, which consisted primarily of: (i) payments of $75.0 million for the repurchase of our common stock under the 2018 stock repurchase program and (ii) repayments of long-term debt of $97.5 million.
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
Remediation of the Material Weaknesses in Internal Control over Financial Reporting
Management is actively engaged in the implementation of remediation efforts to address the material weaknesses. The remediation plan includes: (i) the modification of certain internal controls designed to evaluate the appropriateness of revenue recognition in our Clinical Solutions segment; (ii) implementing new internal controls over recording revenue transactions; and (iii) additional training for staff involved in the related processes. During the six months ended June 30, 2019, management has substantially completed its remediation activities in all three areas described above. Testing of the design and operational effectiveness of modified and new controls is necessary to validate that the material weaknesses have been fully remediated.
As management continues to test and improve internal control over financial reporting, we may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the planned remediation measures.

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
On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against us and certain of our officers on behalf of a putative class of our shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.), names as defendants us, Michael Bell, Alistair MacDonald, Michael Gilbertini, and Gregory S. Rush (the "Bermudez action"), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.), filed on January 25, 2018 (the "Vaitkuvienë action"), names as defendants us, Alistair MacDonald, and Gregory S. Rush (the "Initial Defendants"). Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of our common stock between May 10, 2017 and November 8, 2017 and November 9, 2017. The complaints allege that we published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders separately filed motions seeking to be appointed lead plaintiff and approving the selection of lead counsel. On March 30, 2018, Plaintiff Bermudez filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. On May 29, 2018, the Court in the Vaitkuvienë action appointed the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund as Lead Plaintiffs and, on June 7, 2018, the Court entered a schedule providing for, among other things, Lead Plaintiffs to file an amended complaint by July 23, 2018 (later extended to July 30, 2018). Lead Plaintiffs filed their amended complaint on July 30, 2018, which also includes a claim against the Initial Defendants, as well as each member of the board of directors at the time of the INC Research - inVentiv Health merger vote in July 2017 (the “Defendants”), contending that the inVentiv merger proxy was misleading under Section 14(a) of the Act. Lead Plaintiffs seek, among other things, orders (i) declaring that the lawsuit is a proper class action and (ii) awarding compensatory damages in an amount to be proven at trial, including interest thereon, and reasonable costs and expenses incurred in this action, including attorneys’ fees and expert fees, to Lead Plaintiffs and other class members. Defendants filed a Motion to Dismiss Plaintiffs’ Amended Complaint on September 20, 2018. Lead Plaintiffs filed a Response in Opposition to such motion on November 21, 2018, and Defendants filed a Reply to such response on December 5, 2018. On May 23, 2019, Lead Plaintiffs filed a Notice of Filings in Related Case regarding the New Jersey shareholder action filed on March 1, 2019 described below, and Defendants filed their response on May 31, 2019. We and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims. In our opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.
On September 24, 2018, the Court unsealed a civil complaint captioned United States, et. al vs. AstraZeneca PLC, et. al, No. 2:17-cv-01328-RSL (W.D. Wa.) against inVentiv Health, Inc. and other co-defendants. The complaint alleges that we and co-defendants violated the Federal False Claims Act (and various state analogues) and Anti-Kickback Statute through the provision of clinical education services. On December 17, 2018, the United States moved to dismiss this lawsuit, as well as other similar lawsuits supported by the relator in this action. We deny the allegations in the complaint and intend to defend vigorously against these claims. In our opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.
On February 21, 2019, the SEC notified us that it has commenced an investigation into our revenue accounting policies, internal controls and related matters, and requested that we retain certain documents for the periods beginning with January 1, 2017. The Audit Committee of our Board of Directors subsequently initiated an independent review of our revenue accounting policies, internal controls and related matters with the assistance of outside counsel and accounting advisors, which is now complete. On March 22, 2019, the SEC subpoenaed certain documents in connection with its investigation. The timing of the conclusion of the SEC’s review is unknown.
On March 1, 2019, a complaint was filed in the United States District Court for the District of New Jersey on behalf of a putative class of shareholders who purchased our common stock during the period between May 10, 2017 and February 27, 2019. The complaint names us and certain of our executive officers as defendants and alleges violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements about our business, operations, and prospects. The plaintiffs seek awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. On March 28, 2019, Lead Plaintiffs in the Vaitkuvienë action filed a motion to intervene, and we filed our response on April 22, 2019. On April 30, 2019, a shareholder filed a motion seeking to be appointed lead plaintiff and approving the selection of lead counsel. Both motions remain pending.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
During the three months ended June 30, 2019, we repurchased 509,100 shares of our Class A common stock under our previously announced stock repurchase program described below, for a total of approximately $23.1 million. As of June 30, 2019, we have remaining authorization to repurchase up to approximately $125.3 million of shares of our Class A common stock under the stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1, 2019 - April 30, 2019	—	$—	—	$148,402
May 1, 2019 - May 31, 2019	—	$—	—	$148,402
June 1, 2019 - June 30, 2019	509,100	$45.29	509,100	$125,344
Total	509,100		509,100

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
The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1
Fourth Amendment to the Receivables Financing Agreement, dated January 2, 2019, among Syneos Health Receivables LLC, as borrow, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC as initial servicer.
Filed herewith
10.2
Fifth Amendment to the Receivables Financing Agreement, dated July 25, 2019, among Syneos Health Receivables LLC, as borrow, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC as initial servicer.
Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded withint the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNEOS HEALTH, INC.

Date: August 5, 2019	BY:	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial Officer)