Form 10-Q
period 2019-09-30
Syneos Health, Inc.
filed 2019-10-31
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of October 24, 2019, there were approximately 103,796,489 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Revenue	$1,177,028	$1,114,918	$3,462,861	$3,244,644

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	913,674	872,214	2,718,005	2,560,502
Selling, general, and administrative expenses	109,864	96,943	333,860	296,420
Restructuring and other costs	13,456	19,349	39,751	41,647
Transaction and integration-related expenses	10,454	18,561	34,766	61,804
Depreciation	18,844	17,639	57,663	53,224
Amortization	41,293	50,395	124,423	150,333
Total operating expenses	1,107,585	1,075,101	3,308,468	3,163,930
Income from operations	69,443	39,817	154,393	80,714

Other income (expense), net:
Interest income	2,426	1,004	6,061	3,498
Interest expense	(32,607)	(33,097)	(101,500)	(97,727)
Loss on extinguishment of debt	—	(1,789)	(4,355)	(3,914)
Other income (expense), net	30,713	(4,346)	29,365	15,101
Total other income (expense), net	532	(38,228)	(70,429)	(83,042)
Income (loss) before provision for income taxes	69,975	1,589	83,964	(2,328)
Income tax expense	(11,055)	(11,983)	(43,756)	(19,058)
Net income (loss)	$58,920	$(10,394)	$40,208	$(21,386)

Earnings (loss) per share:
Basic	$0.57	$(0.10)	$0.39	$(0.21)
Diluted	$0.56	$(0.10)	$0.38	$(0.21)
Weighted average common shares outstanding:
Basic	103,594	103,012	103,553	103,453
Diluted	105,021	103,012	104,881	103,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net income (loss)	$58,920	$(10,394)	$40,208	$(21,386)
Unrealized gain (loss) on derivative instruments, net of income tax (expense) benefit of $0, $(475), $332 and $(475), respectively	74	2,624	(13,104)	1,341
Foreign currency translation adjustments, net of income tax benefit of $0, $2,868, $0 and $0, respectively	(34,421)	(1,295)	(25,736)	(36,541)
Comprehensive income (loss)	$24,573	$(9,065)	$1,368	$(56,586)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2019	December 31, 2018
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$129,204	$155,932
Accounts receivable and unbilled services, net	1,295,089	1,256,731
Prepaid expenses and other current assets	68,219	79,299
Total current assets	1,492,512	1,491,962
Property and equipment, net	201,122	183,486
Operating lease right-of-use assets	220,346	—
Goodwill	4,322,183	4,333,159
Intangible assets, net	1,004,576	1,133,612
Deferred income tax assets	5,502	9,317
Other long-term assets	131,072	103,373
Total assets	$7,377,313	$7,254,909

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,838	$98,624
Accrued expenses	587,895	563,527
Deferred revenue	703,916	777,141
Current portion of operating lease obligations	30,390	—
Current portion of finance lease obligations	17,945	13,806
Current portion of long-term debt	28,750	50,100
Total current liabilities	1,451,734	1,503,198
Long-term debt	2,680,111	2,737,019
Operating lease long-term obligations	222,199	—
Finance lease long-term obligations	36,676	26,759
Deferred income tax liabilities	33,500	25,120
Other long-term liabilities	85,577	106,669
Total liabilities	4,509,797	4,398,765

Commitments and contingencies (Note 17)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 103,793 and 103,372 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,038	1,034
Additional paid-in capital	3,425,826	3,402,638
Accumulated other comprehensive loss, net of tax	(127,035)	(88,195)
Accumulated deficit	(432,313)	(459,333)
Total shareholders' equity	2,867,516	2,856,144
Total liabilities and shareholders' equity	$7,377,313	$7,254,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$40,208	$(21,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	182,086	203,557
Share-based compensation	40,864	26,045
Provision for doubtful accounts	948	(3,453)
Provision for (benefit from) deferred income taxes	13,091	(721)
Foreign currency transaction adjustments	(6,090)	(14,927)
Fair value adjustment of contingent obligations	(571)	3,582
Loss on extinguishment of debt	4,355	3,914
Other non-cash items	1,177	3,169
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable, unbilled services, and deferred revenue	(110,083)	(48,802)
Accounts payable and accrued expenses	12,337	5,371
Other assets and liabilities	(20,389)	34,651
Net cash provided by operating activities	157,933	191,000
Cash flows from investing activities:
Payments associated with business combinations, net of cash acquired	—	(90,890)
Purchases of property and equipment	(50,645)	(42,963)
Investments in unconsolidated affiliates	(9,227)	—
Net cash used in investing activities	(59,872)	(133,853)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	183,195	—
Payments of debt financing costs	(2,593)	(3,062)
Repayments of long-term debt	(370,936)	(354,396)
Proceeds from accounts receivable financing agreement	128,000	183,600
Repayments of accounts receivable financing agreement	(22,400)	—
Payments of contingent consideration related to business combinations	(178)	—
Payments of finance leases	(9,429)	(12,664)
Payments for repurchase of common stock	(56,716)	(74,985)
Proceeds from exercise of stock options	39,675	18,042
Payments related to tax withholding for share-based compensation	(12,503)	(3,212)
Net cash used in financing activities	(123,885)	(246,677)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(904)	2,158
Net change in cash, cash equivalents, and restricted cash	(26,728)	(187,372)
Cash, cash equivalents, and restricted cash - beginning of period	155,932	321,976
Cash, cash equivalents, and restricted cash - end of period	$129,204	$134,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Shareholders' equity, beginning balance	$2,823,899	$2,822,672	$2,856,144	$3,022,579
Impact from adoption of ASU 2014-09	—	—	—	(98,815)
Shareholders' equity, adjusted beginning balance	2,823,899	2,822,672	2,856,144	2,923,764

Common stock:
Beginning balance	1,035	1,029	1,034	1,044
Stock repurchase	(1)	—	(13)	(19)
RSU distributions net of shares for tax withholding	—	—	4	1
Stock option exercises	4	3	13	6
Ending balance	1,038	1,032	1,038	1,032

Additional paid-in capital:
Beginning balance	3,404,389	3,371,316	3,402,638	3,414,389
Stock repurchase	(4,648)	—	(43,515)	(64,482)
RSU distributions net of shares for tax withholding	(1,073)	(829)	(12,851)	(3,213)
Stock option exercises	14,355	10,456	38,690	17,995
Share-based compensation	12,803	9,791	40,864	26,045
Ending balance	3,425,826	3,390,734	3,425,826	3,390,734

Accumulated other comprehensive (loss) income:
Beginning balance	(92,688)	(55,064)	(88,195)	(22,385)
Impact from adoption of ASU 2018-02	—	—	—	3,850
Adjusted beginning balance	(92,688)	(55,064)	(88,195)	(18,535)
Unrealized gain (loss) on derivative instruments, net of taxes	74	2,624	(13,104)	1,341
Foreign currency translation adjustment, net of taxes	(34,421)	(1,295)	(25,736)	(36,541)
Ending balance	(127,035)	(53,735)	(127,035)	(53,735)

Accumulated deficit:
Beginning balance	(488,837)	(494,609)	(459,333)	(370,469)
Impact from adoption of ASU 2014-09	—	—	—	(98,815)
Impact from adoption of ASU 2018-02	—	—	—	(3,850)
Adjusted beginning balance	(488,837)	(494,609)	(459,333)	(473,134)
Stock repurchase	(2,396)	—	(13,188)	(10,483)
Net income (loss)	58,920	(10,394)	40,208	(21,386)
Ending balance	(432,313)	(505,003)	(432,313)	(505,003)

Shareholders' equity, ending balance	$2,867,516	$2,833,028	$2,867,516	$2,833,028

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
The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019 or any other future period. The unaudited condensed consolidated balance sheet at December 31, 2018 is derived from the amounts in the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
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
2. Financial Statement Details
Cash, Cash Equivalents, and Restricted Cash
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
Accounts Receivable and Unbilled Services, net
Accounts receivable and unbilled services, net of allowance for doubtful accounts, consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Accounts receivable billed	$774,309	$733,142
Less: Allowance for doubtful accounts	(4,974)	(4,587)
Accounts receivable billed, net	769,335	728,555
Accounts receivable unbilled	416,211	422,860
Contract assets	109,543	105,316
Accounts receivable and unbilled services, net	$1,295,089	$1,256,731
Accounts Receivable Factoring Arrangement
In May 2017, the Company entered into an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash. For the nine months ended September 30, 2019 and 2018, the Company factored $162.0 million and $197.4 million, respectively, of trade accounts receivable on a non-recourse basis and received $160.8 million and $196.4 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Goodwill
The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2019 were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (b)	Total
Balance as of December 31, 2018	$2,772,803	$1,560,356	$4,333,159
Business combinations (c)	—	(204)	(204)
Impact of foreign currency translation	(9,087)	(1,685)	(10,772)
Balance as of September 30, 2019	$2,763,716	$1,558,467	$4,322,183
(a) Accumulated impairment losses of $8.1 million associated with the Clinical Solutions segment were recorded prior to 2016 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. No impairment of goodwill was recorded for the nine months ended September 30, 2019.
(b) Accumulated impairment losses of $8.0 million associated with the Commercial Solutions segment were recorded prior to 2015 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the nine months ended September 30, 2019.
(c) Amount represents measurement period adjustments to goodwill recognized in connection with the acquisition of Kinapse Topco Limited (“Kinapse”).

Transaction and Integration-Related Expenses
Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Professional fees	$7,108	$14,851	$26,632	$40,624
Debt modification and related expenses	1,582	409	5,555	1,726
Integration and personnel retention-related costs	1,394	2,107	3,150	15,847
Fair value adjustments to contingent obligations	370	1,194	(571)	3,582
Other	—	—	—	25
Total transaction and integration-related expenses	$10,454	$18,561	$34,766	$61,804

Accumulated Other Comprehensive Loss, Net of Tax

Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$(92,688)	$(55,064)	$(88,195)	$(22,385)

Foreign Currency Translation:
Beginning balance	(72,270)	(55,166)	(80,955)	(23,514)
Impact from adoption of ASU 2018-02	—	—	—	3,594
Adjusted beginning balance	(72,270)	(55,166)	(80,955)	(19,920)
Other comprehensive loss before reclassifications	(34,421)	(1,295)	(25,736)	(36,541)
Reclassification adjustments	—	—	—	—
Ending balance	(106,691)	(56,461)	(106,691)	(56,461)

Derivative Instruments:
Beginning balance	(20,418)	102	(7,240)	1,129
Impact from adoption of ASU 2018-02	—	—	—	256
Adjusted beginning balance	(20,418)	102	(7,240)	1,385
Other comprehensive (loss) income before reclassifications	(1,105)	2,397	(15,351)	1,712
Reclassification adjustments	1,179	227	2,247	(371)
Ending balance	(20,344)	2,726	(20,344)	2,726

Ending balance	$(127,035)	$(53,735)	$(127,035)	$(53,735)

Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency translation adjustments:
Foreign currency translation adjustments, before tax	$(34,421)	$(4,163)	$(25,736)	$(36,541)
Income tax benefit	—	2,868	—	—
Foreign currency translation adjustments, net of tax	(34,421)	(1,295)	(25,736)	(36,541)
Unrealized gain (loss) on derivative instruments:
Unrealized (loss) gain during period, before tax	(1,144)	2,863	(15,760)	2,178
Income tax benefit (expense)	39	(466)	409	(466)
Unrealized (loss) gain during period, net of tax	(1,105)	2,397	(15,351)	1,712
Reclassification adjustment, before tax	1,218	236	2,324	(362)
Income tax expense	(39)	(9)	(77)	(9)
Reclassification adjustment, net of tax	1,179	227	2,247	(371)
Total unrealized gain (loss) on derivative instruments, net of tax	74	2,624	(13,104)	1,341
Total other comprehensive (loss) income, net of tax	$(34,347)	$1,329	$(38,840)	$(35,200)

Other Income (Expense), Net
Other income (expense), net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized foreign currency gain	$26,762	$1,978	$25,631	$2,146
Net unrealized foreign currency gain (loss)	5,131	(4,706)	6,090	14,927
Other, net	(1,180)	(1,618)	(2,356)	(1,972)
Total other income (expense), net	$30,713	$(4,346)	$29,365	$15,101

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
In connection with the Merger, the Company assumed certain contingent tax-sharing obligations of inVentiv. The fair value of the contingent tax-sharing liability is remeasured at the end of each reporting period, with changes in the estimated fair value reflected in earnings until the liability is fully settled. The estimated fair value of the contingent tax-sharing obligations liability was $14.9 million and $15.7 million as of September 30, 2019 and December 31, 2018, respectively. The liability is included in accrued expenses and other long-term liabilities on the accompanying unaudited condensed consolidated balance sheets.
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

4. Long-Term Debt Obligations
The Company’s debt obligations consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Secured Debt
Term Loan A due March 2024	$1,150,000	$975,000
Term Loan B due August 2024	862,564	1,221,000
Accounts receivable financing agreement due September 2021	275,000	169,400
Total secured debt	2,287,564	2,365,400
Unsecured Debt
7.5% Senior Unsecured Notes due 2024 (the "Senior Notes")	403,000	403,000
Total debt obligations	2,690,564	2,768,400
Add: unamortized Senior Notes premium, net of term loan original issuance discount	27,178	32,303
Less: unamortized deferred issuance costs	(8,881)	(13,584)
Less: current portion of debt	(28,750)	(50,100)
Total debt obligations, non-current portion	$2,680,111	$2,737,019
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
During the nine months ended September 30, 2019, the Company voluntarily prepaid $179.8 million towards reducing its outstanding Term Loan B balance, which was applied against the regularly-scheduled quarterly principal payments. As a result of these and previous voluntary prepayments, the Company is not required to make a mandatory principal payment against the Term Loan B principal balance until maturity in August 2024. Additionally, during the nine months ended September 30, 2019, the Company made mandatory principal repayments of $12.5 million towards its Term Loan A.
Amendment No. 2 to the Credit Agreement
On March 26, 2019, the Company entered into Amendment No. 2 to the Credit Agreement (the "Second Amendment”). The Second Amendment, among other things, modifies the terms of the Credit Agreement to refinance the existing Term Loan A facility and the Revolver as follows:
(a) to increase the existing Term Loan A facility by $587.5 million to $1.55 billion. $187.5 million of such increase was applied at closing to repay a portion of the Company’s existing Term Loan B facility and the fees and expenses incurred in connection with the Second Amendment, and the remaining $400.0 million will be available to be funded in multiple draws within nine months of closing;
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

The Term Loan A facility and the Revolver will continue to be subject to the same affirmative covenants and negative covenants. The financial covenant will be set at a First Lien Leverage Ratio (as defined in the Credit Agreement) of 5.00:1.00 with a single step-down to 4.50:1.00 commencing with the fiscal quarter ending March 31, 2020. The Company was in compliance with all covenants of the Credit Agreement as of September 30, 2019.
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
Redemption of Senior Notes
On October 2, 2019, the Company drew down the $400.0 million Term Loan A balance and used the proceeds and cash on hand to redeem all of the Senior Notes for $403.0 million and pay a $15.1 million premium related to the early redemption.
Covenant Restrictions under Lease Agreement
The lease agreement for the Company’s new corporate headquarters in Morrisville, North Carolina includes a provision that requires the Company to issue a letter of credit in certain amounts to the landlord based on the Company’s debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). As of September 30, 2019 (and through the date of this filing), the Company’s credit rating was Ba3. As such, no letter of credit was required through the date of this filing. Any letters of credit issued in accordance with the aforementioned requirements could be issued under the Revolver, and, if issued under the Revolver, would reduce its available borrowing capacity by the same amount.
As of September 30, 2019, the Company had $580.2 million (net of $19.8 million in outstanding letters of credit) of available borrowings under the Revolver and $0.7 million of letters of credit that were issued under the Revolver.
Accounts Receivable Financing Agreement
On June 29, 2018, the Company entered into an accounts receivable financing agreement (as amended) with a termination date of September 30, 2021, unless terminated earlier pursuant to its terms. Under this agreement, certain of the Company’s consolidated subsidiaries sell accounts receivable and unbilled services (including contract assets) balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”). On September 30, 2019, the Company entered into an amendment that increased the amount the SPE can borrow from a third-party lender from $250.0 million to $275.0 million, secured by liens on certain receivables and other assets of the SPE. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under this agreement. The available borrowing capacity varies monthly according to the levels of the Company’s eligible accounts receivable and unbilled receivables. Loans under this agreement will accrue interest at a reserve-adjusted LIBOR rate or a base rate equal to the higher of (i) the applicable lender’s prime rate and (ii) the federal funds rate plus 0.50%. The Company may prepay loans upon one business day’s prior notice and may terminate or reduce the facility limit of the accounts receivable financing agreement with 15 days’ prior notice. The aforementioned amendment entered into on September 30, 2019 also extended the termination date as stated above from June 29, 2020 to September 30, 2021.

As of September 30, 2019, the Company had $275.0 million of outstanding borrowings under the accounts receivable financing agreement, which are recorded in long-term debt on the accompanying unaudited condensed consolidated balance sheet. There was no remaining borrowing capacity under this agreement as of September 30, 2019.
As of September 30, 2019, the contractual maturities of the Company’s debt obligations were as follows (in thousands):

	Principal	Interest
2019	$—	$32,004
2020	43,125	126,606
2021	354,063	120,732
2022	107,813	111,147
2023	115,000	106,493
2024 and thereafter	2,070,563	53,970
Less: deferred issuance costs	(8,881)
Unamortized Senior Notes premium, net of term loan original issuance discount	27,178
Total	$2,708,861	$550,952

5. Leases
The Company’s operating leases are primarily related to its office facilities. The Company’s finance leases are related to vehicles that the Company leases for certain sales representatives in its Commercial Solutions segment. The Company's leases have remaining lease terms of less than one year to 13 years, some of which include options to extend the term or terminate the lease. These options to extend or terminate a lease are included in the lease terms when it is reasonably certain that the Company will exercise that option.
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

The components of lease cost were as follows for the three and nine months ended September 30, 2019 (in thousands):

		Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating leases:
Fixed lease costs	Selling, general, and administrative expenses	$15,720	$49,825
Short-term lease costs	Selling, general, and administrative expenses	630	1,204
Variable lease costs	Selling, general, and administrative expenses	8,580	25,234
Total operating lease costs		$24,930	$76,263
Finance leases:
Amortization of right-of-use assets	Depreciation	$3,677	$11,987
Interest on lease liabilities	Interest expense	502	1,309
Variable lease costs	Selling, general, and administrative expenses	2,138	5,769
Total finance lease costs		$6,317	$19,065
Supplemental balance sheet information related to finance leases was as follows as of September 30, 2019 (in thousands):

Property and equipment, gross	$66,875
Accumulated depreciation	(18,513)
Property and equipment, net	$48,362

Current portion of finance lease obligations	$17,945
Finance lease long-term obligations	36,676
Total finance lease liabilities	$54,621
Supplemental cash flow information related to leases was as follows for the nine months ended September 30, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(12,115)
Operating cash flows for finance leases	(1,309)
Financing cash flows for finance leases	(9,429)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$48,548
Finance leases	30,525

Lease obligations closed out in exchange for right-of-use assets:
Operating leases	$(634)

Weighted average remaining lease term as of September 30, 2019:
Operating leases	8 years
Finance leases	3 years

Weighted average discount rate as of September 30, 2019:
Operating leases	4.9%
Finance leases	3.3%
As of September 30, 2019, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019	$2,816	$5,530	$8,346
2020	52,426	18,918	71,344
2021	46,974	16,952	63,926
2022	40,717	12,762	53,479
2023	35,723	4,366	40,089
2024 and thereafter	131,233	—	131,233
Total lease payments	309,889	58,528	$368,417
Less: management fee		(768)
Less: imputed interest	(57,300)	(3,139)
Total lease liabilities	$252,589	$54,621
Under ASC 840, as of December 31, 2018, the Company had total capital lease assets of $55.3 million and accumulated depreciation of $17.6 million, which are included within property and equipment, net, on the unaudited condensed consolidated balance sheet. The related capital lease obligations totaled $40.6 million as of December 31, 2018. For the three and nine months ended September 30, 2018, the Company recorded rent expense of $15.1 million and $48.4 million, respectively, for operating leases.
6. Derivatives
In May 2016, the Company entered into interest rate swaps with a combined notional value of $300.0 million in an effort to limit its exposure to variable interest rates on its term loans. The swaps became effective on June 30, 2016 and a portion of the interest rate swaps expired on June 30, 2018, with the remainder expiring on May 14, 2020. As of September 30, 2019, the remaining notional value of these interest rate swaps was $100.0 million. In June 2018, the Company entered into an interest rate swap with an aggregate notional value of $1.01 billion that became effective on December 31, 2018 and will expire on June 30, 2021. The significant terms of these derivatives are substantially the same as those contained within the Credit Agreement, including monthly settlements with the swap counterparties. Interest rate swaps are designated as hedging instruments. During the three and nine months ended September 30, 2019, the amount of loss recognized in other income (expense), net with respect to these contracts was inconsequential.
As a result of an acquisition that occurred during the third quarter of 2018, the Company became a party to certain foreign currency exchange rate forward contracts. These contracts expired on various dates through April 2019. During the three and nine months ended September 30, 2019, the amount of loss recognized in other income (expense), net with respect to these contracts was inconsequential.

The fair values of the Company’s derivative financial instruments and the line items on the accompanying unaudited condensed consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	September 30, 2019	December 31, 2018
Interest rate swaps - current	Prepaid expenses and other current assets	$306	$1,355
Interest rate swaps - non-current	Other long-term assets	—	441
Foreign currency exchange rate swaps - current	Accrued expenses	—	(138)
Interest rate swaps - current	Accrued expenses	(11,083)	(3,031)
Interest rate swaps - non-current	Other long-term liabilities	(10,241)	(6,201)

7. Fair Value Measurements
Assets and Liabilities Carried at Fair Value
As of September 30, 2019 and December 31, 2018, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, billed and unbilled accounts receivable (including contract assets), accounts payable, accrued expenses, deferred revenue, assumed contingent obligations, finance leases, liabilities under the accounts receivable financing agreement, and derivative instruments.
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
Financial Instruments Subject to Recurring Fair Value Measurements
As of September 30, 2019, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$21,026	$—	$—	$—	$21,026
Partnership interest (b)	—	—	—	6,227	6,227
Derivative instruments (c)	—	306	—	—	306
Total assets	$21,026	$306	$—	$6,227	$27,559

Liabilities:
Derivative instruments (c)	$—	$21,324	$—	$—	$21,324
Contingent obligations related to business combinations (d)	—	—	19,200	$—	19,200
Total liabilities	$—	$21,324	$19,200	$—	$40,524

As of December 31, 2018, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Trading securities (a)	$14,945	$—	$—	$14,945
Derivative instruments (e)	—	1,796	—	1,796
Total assets	$14,945	$1,796	$—	$16,741

Liabilities:
Derivative instruments (e)	$—	$9,370	$—	$9,370
Contingent obligations related to business combinations (d)	—	—	20,127	20,127
Total liabilities	$—	$9,370	$20,127	$29,497
(a) Represents fair value of investments in mutual funds based on quoted market prices that are used to fund the liability associated with the deferred compensation plan.
(b) The Company has committed to invest $20.0 million as a limited partner in the NovaQuest Pharma Opportunities Fund V, LP (the "Fund”). As of September 30, 2019, the Company’s remaining unfunded commitment was $14.1 million. The Company has determined that it does not exercise significant influence over the Fund’s operating and finance activities. As the Fund does not have a readily determinable fair value, the Company has estimated fair value using the Fund’s Net Asset Value, the amount by which the value of the assets exceeds debt and liabilities, in accordance with ASC Topic 946, Financial Services – Investment Companies.
(c) Represents fair value of interest rate swap arrangements (see "Note 6 - Derivatives" for further information).
(d) Represents fair value of contingent consideration obligations related to business combinations (see "Note 3 - Business Combinations" for further information). The fair value of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.
(e) Represents fair value of interest rate swap and foreign currency exchange rate forward contract arrangements (see "Note 6 - Derivatives" for further information).

The following table presents changes in the carrying amount of contingent obligations related to business combinations classified as Level 3 within the fair value hierarchy for the nine months ended September 30, 2019 (in thousands):

Balance at December 31, 2018	$20,127
Additions	—
Changes in fair value recognized in earnings	(749)
Payments	(178)
Balance at September 30, 2019	$19,200
During the nine months ended September 30, 2019, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of September 30, 2019 and December 31, 2018, assets subject to non-recurring fair value measurements totaled $5.33 billion and $5.47 billion, respectively.
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

	September 30, 2019		December 31, 2018
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A due March 2024	$1,146,656	$1,150,000	$973,218	$975,000
Term Loan B due August 2024	861,673	862,564	1,219,755	1,221,000
7.5% Senior Unsecured Notes due 2024	434,413	418,133	438,330	423,150
(a) The carrying value of the term loan debt is shown net of original issue debt discounts. The carrying value of the Senior Notes is inclusive of unamortized premiums.
8. Restructuring and Other Costs
Merger-Related Restructuring
In connection with the Merger, the Company established a restructuring plan to eliminate redundant positions and reduce its facility footprint worldwide. The Company expects to continue the ongoing evaluations of its workforce and facilities infrastructure needs through 2020 in an effort to optimize its resources. During the nine months ended September 30, 2019, the Company recognized approximately: (i) $14.6 million of employee severance and benefits related costs; and (ii) $10.7 million of facility closure and lease termination costs. The Company expects to continue to incur significant costs related to the restructuring of its operations in order to achieve targeted synergies as a result of the Merger. However, the timing and the amount of these costs depend on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of the Company’s operations.
Non-Merger Restructuring and Other Costs
During the nine months ended September 30, 2019, the Company incurred $3.4 million of facility closure and lease termination costs related to the Company’s pre-Merger activities aimed at optimizing its resources worldwide. Additionally, during the nine months ended September 30, 2019, the Company recognized approximately $11.1 million of employee severance and benefits related costs.

Accrued Restructuring Liabilities
The following table summarizes activity related to the liabilities associated with restructuring and other costs during the nine months ended September 30, 2019 (in thousands):

	Employee Severance Costs	Facility Closure and Lease Termination Costs	Other Costs	Total
Balance at December 31, 2018	$7,474	$16,761	$52	$24,287
Adoption of ASC 842 (a)	—	(16,761)	—	(16,761)
Expenses incurred (b)	25,607	—	273	25,880
Cash payments made	(22,513)	—	(303)	(22,816)
Balance at September 30, 2019	$10,568	$—	$22	$10,590
(a) As a result of the adoption of ASC 842, accrued expenses related to facility closure and lease termination costs are now reflected within the current portion of operating lease obligations and operating lease long-term obligations on the unaudited condensed consolidated balance sheets as of September 30, 2019. These facility costs will be paid over the remaining terms of exited facilities, which range from 2019 through 2027.
(b) The amount of expenses incurred for the nine months ended September 30, 2019 excludes $4.8 million of non-cash restructuring and other expenses, because these expenses were not subject to accrual prior to the period in which they were incurred, and $9.0 million of facility lease closure and lease termination costs. Under ASC 842, these costs are reflected as a reduction of operating lease right-of-use assets on the unaudited condensed consolidated balance sheets.
The Company expects that substantially all of the employee severance costs accrued as of September 30, 2019 will be paid within the next twelve months. Liabilities associated with these costs are included in accrued expenses on the accompanying unaudited condensed consolidated balance sheets. Restructuring and other costs included in net income for the three and nine months ended September 30, 2019 are presented in restructuring and other costs in the unaudited condensed consolidated statements of operations.
9. Shareholders' Equity
Shares Outstanding
Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Common stock shares, beginning balance	103,460	102,871	103,372	104,436
Stock repurchase	(141)	—	(1,323)	(1,973)
RSU distributions net of shares for tax withholding	33	32	423	134
Stock option exercises	441	320	1,321	626
Common stock shares, ending balance	103,793	103,223	103,793	103,223

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
In March 2018, the Company repurchased 948,100 shares of its common stock in open market transactions at an average price of $39.55 per share, resulting in a total purchase price of approximately $37.5 million. In April 2018, the Company repurchased 1,024,400 shares of its common stock in open market transactions at an average price of $36.60 per share, resulting in a total purchase price of approximately $37.5 million. In January 2019, the Company repurchased 552,100 shares of its common stock in open market transactions at an average price of $39.16 per share, resulting in a total purchase price of approximately $21.6 million. In February 2019, the Company repurchased 120,600 shares of its common stock in open market transactions at an average price of $41.40 per share, resulting in a total purchase price of approximately $5.0 million. In June 2019, the Company repurchased 509,100 shares of its common stock in open market transactions at an average price of $45.29 per share, resulting in a total purchase price of approximately $23.1 million. In August 2019, the Company repurchased 141,100 shares of its common stock in open market transactions at an average price of $49.93 per share, resulting in a total purchase price of approximately $7.0 million. The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.
As of September 30, 2019, the Company had remaining authorization to repurchase up to approximately $118.3 million of shares of its common stock under the 2018 stock repurchase program.

10. Earnings (Loss) Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss)	$58,920	$(10,394)	$40,208	$(21,386)
Denominator:
Basic weighted average common shares outstanding	103,594	103,012	103,553	103,453
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	1,427	—	1,328	—
Diluted weighted average common shares outstanding	105,021	103,012	104,881	103,453
Earnings (loss) per share:
Basic	$0.57	$(0.10)	$0.39	$(0.21)
Diluted	$0.56	$(0.10)	$0.38	$(0.21)
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
The number of potential shares outstanding that were considered anti-dilutive using the treasury stock method and therefore excluded from the computation of diluted earnings (loss) per share, weighted for the portion of the period they were outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive stock options and other awards	220	335	296	1,224
Anti-dilutive stock options and other awards under share-based compensation programs excluded based on reporting a net loss for the period	—	1,621	—	1,208
Total common stock equivalents excluded from diluted loss per share	220	1,956	296	2,432

11. Income Taxes
Income Tax Expense
For the three and nine months ended September 30, 2019, the Company recorded income tax expense of $11.1 million and $43.8 million, respectively, compared to pre-tax income of $70.0 million and $84.0 million, respectively. The effective tax rate for the three and nine months ended September 30, 2019 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to: (i) base erosion and anti-abuse minimum tax (“BEAT”), (ii) foreign income inclusions such as the Global Intangible Low-Taxed Income provisions, and (iii) valuation allowance change on domestic deferred tax assets.
For the three and nine months ended September 30, 2018, the Company recorded an income tax expense of $12.0 million and $19.1 million, respectively, compared to pre-tax income of $1.6 million and pre-tax loss of $2.3 million, respectively. The effective tax rate for the three and nine months ended September 30, 2018 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to: (i) the recognition of unfavorable discrete adjustments related to foreign currency exchange; (ii) the geographical split of pre-tax income; and (iii) deferred expense related to hanging credits on domestic indefinite-lived intangibles.
BEAT
The Tax Cuts and Jobs Act of 2017 introduced a new tax on U.S. corporations that derive tax benefits from deductible payments to non-U.S. affiliates called BEAT. BEAT applies when base eroding payments are in excess of three percent of the Company’s total deductible payments and also where BEAT exceeds regular U.S. taxable income, similar to an alternate minimum tax. Changes to the Company’s contractual arrangements, operating structure, and/or final regulations that modify the application of this provision could have a material impact on the Company’s tax provision.
Unrecognized Tax Benefits
The Company's gross unrecognized tax benefits, exclusive of associated interest and penalties, were $19.9 million and $19.2 million as of September 30, 2019 and December 31, 2018, respectively. The increase of $0.7 million was primarily due to unrecognized tax benefits in foreign jurisdictions.
Tax Returns Under Audit
During the first quarter of 2019, the Company was notified by the Internal Revenue Service that the legacy inVentiv federal income tax return was under audit for the tax year beginning November 10, 2016 and ending December 31, 2016. The examination commenced on May 8, 2019.
12. Revenue from Contracts with Customers
Unsatisfied Performance Obligations
As of September 30, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and which are not accounted for as a series pursuant to ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) was $5.34 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and as a result, is lower than the potential contractual revenue. Specifically, contracts that do not commence within a certain period of time require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control. Accordingly, such contracts have been excluded from the unsatisfied performance obligations balance presented above.

Timing of Billing and Performance
During the three and nine months ended September 30, 2019, the Company recognized approximately $340.8 million and $556.2 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the periods. During the three and nine months ended September 30, 2019, approximately $19.1 million and $40.1 million, respectively, of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods and predominately related to changes in scope and estimates in full service clinical studies. Changes in the contract assets and deferred revenue balances during the three and nine months ended September 30, 2019 were not materially impacted by any other factors.
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

Information about reportable segment operating results was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Clinical Solutions	$867,427	$819,203	$2,522,307	$2,389,955
Commercial Solutions	309,601	295,715	940,554	854,689
Total consolidated revenue	1,177,028	1,114,918	3,462,861	3,244,644
Segment direct costs:
Clinical Solutions	655,851	633,258	1,936,021	1,857,623
Commercial Solutions	250,904	233,740	759,591	688,339
Total segment direct costs	906,755	866,998	2,695,612	2,545,962
Segment selling, general, and administrative expenses:
Clinical Solutions	68,659	63,707	205,986	197,764
Commercial Solutions	21,416	22,182	69,671	63,368
Total segment selling, general, and administrative expenses	90,075	85,889	275,657	261,132
Segment operating income:
Clinical Solutions	142,917	122,238	380,300	334,568
Commercial Solutions	37,281	39,793	111,292	102,982
Total segment operating income	180,198	162,031	491,592	437,550
Direct costs and operating expenses not allocated to segments:
Corporate selling, general, and administrative expenses	13,905	6,479	39,732	23,874
Share-based compensation included in direct costs	6,919	5,216	22,393	14,540
Share-based compensation included in selling, general, and administrative expenses	5,884	4,575	18,471	11,414
Restructuring and other costs	13,456	19,349	39,751	41,647
Transaction and integration-related expenses	10,454	18,561	34,766	61,804
Depreciation and amortization	60,137	68,034	182,086	203,557
Total consolidated income from operations	$69,443	$39,817	$154,393	$80,714

14. Operations by Geographic Location
The following table summarizes information about revenue by geographic area (in thousands and with all intercompany transactions eliminated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
North America (a)	$780,460	$761,414	$2,299,439	$2,219,725
Europe, Middle East, and Africa	251,519	232,916	768,653	693,874
Asia-Pacific	119,268	97,726	325,129	269,353
Latin America	25,781	22,862	69,640	61,692
Total revenue	$1,177,028	$1,114,918	$3,462,861	$3,244,644
(a) Revenue for the North America region includes revenue attributable to the United States of $745.6 million and $718.0 million, or 63.3% and 64.4% of total revenue, for the three months ended September 30, 2019 and 2018, respectively. Revenue for the North America region includes revenue attributable to the United States of $2,190.9 million and $2,104.8 million, or 63.3% and 64.9% of total revenue, for the nine months ended September 30, 2019 and September 30, 2018, respectively. No other country represented more than 10% of revenue for any period.
Long-lived assets by geographic area for each period were as follows (in thousands and all intercompany transactions have been eliminated):

	September 30, 2019	December 31, 2018
Property and equipment, net:
North America (a)	$156,460	$133,593
Europe, Middle East, and Africa	28,006	33,053
Asia-Pacific	13,726	13,328
Latin America	2,930	3,512
Total property and equipment, net	$201,122	$183,486
(a) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $151.0 million and $128.3 million as of September 30, 2019 and December 31, 2018, respectively.
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
As of December 31, 2018, the amount of cash and cash equivalents held outside the United States by the Company’s foreign subsidiaries was $43.6 million, or approximately 28% of the total consolidated cash and cash equivalents balance. As of September 30, 2019, substantially all of the Company’s cash and cash equivalents were held within the United States.
No single customer accounted for greater than 10% of the Company’s revenue for the three months ended September 30, 2019. During the nine months ended September 30, 2019, one customer accounted for approximately 10% of the Company’s revenue. During the three and nine months ended September 30, 2018, one customer accounted for 12% and 11%, respectively, of the Company’s revenue.

As of September 30, 2019, no single customer accounted for greater than 10% of the Company’s billed accounts receivable, unbilled accounts receivable, and contract assets balances. As of December 31, 2018, one customer accounted for approximately 13% of the Company’s billed accounts receivable, unbilled accounts receivable, and contract assets balances.
16. Related-Party Transactions
For the nine months ended September 30, 2019, the Company incurred reimbursable out-of-pocket expenses of $1.1 million for professional services obtained from a provider whose member of the Board of Directors was also a member of the Company’s Board of Directors. No related party expenses were recorded for the three months ended September 30, 2019.
For the three and nine months ended September 30, 2018, the Company incurred reimbursable out-of-pocket expenses of $1.6 million and $2.8 million, respectively, for professional services obtained from two providers, one whose significant shareholder was also a significant shareholder of the Company and the other whose member of the Board of Directors was also a member of the Company’s Board of Directors. Additionally, at September 30, 2018 the Company had related party liabilities of $1.0 million included in Accounts Payable and Accrued Expenses on the unaudited condensed consolidated balance sheets.
No material related-party revenue was recorded for the three and nine months ended September 30, 2019 or 2018.
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
On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against the Company and certain of its officers on behalf of a putative class of its shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.), names as defendants the Company, Michael Bell, Alistair MacDonald, Michael Gilbertini, and Gregory S. Rush (the "Bermudez action"), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.), filed on January 25, 2018 (the “Vaitkuvienë action"), names as defendants the Company, Alistair MacDonald, and Gregory S. Rush (the "Initial Defendants"). Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's common stock between May 10, 2017 and November 8, 2017 and November 9, 2017. The complaints allege that the Company published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders separately filed motions seeking to be appointed lead plaintiff and approving the selection of lead counsel. On March 30, 2018, Plaintiff Bermudez filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. On May 29, 2018, the Court in the Vaitkuvienë action appointed the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund as Lead Plaintiffs and, on June 7, 2018, the Court entered a schedule providing for, among other things, Lead Plaintiffs to file an amended complaint by July 23, 2018 (later extended to July 30, 2018). Lead Plaintiffs filed their amended complaint on July 30, 2018, which also includes a claim against the Initial Defendants, as well as each member of the board of directors at the time of the INC Research - inVentiv Health merger vote in July 2017 (the “Defendants”), contending that the inVentiv merger proxy was misleading under Section 14(a) of the Act. Lead Plaintiffs seek, among other things, orders (i) declaring that the lawsuit is a proper class action and (ii) awarding compensatory damages in an amount to be proven at trial, including interest thereon, and reasonable costs and expenses incurred in this action, including attorneys’ fees and experts' fees, to Lead Plaintiffs and other class members. Defendants filed a Motion to Dismiss Plaintiffs’ Amended Complaint on September 20, 2018. Lead Plaintiffs filed a Response in Opposition to such motion on November 21, 2018, and Defendants filed a Reply to such response on December 5, 2018. On May 23, 2019, Lead Plaintiffs filed a Notice of Filings in Related Case regarding the New Jersey shareholder action filed on March 1, 2019 described below, and Defendants filed their response on May 31, 2019. On September 26, 2019, the Court ordered, among other things, that this action is stayed in light of the litigation filed on March 1, 2019 and described below, pending before the United States District Court for the District of New Jersey. The Company and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims. In the Company's opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.
On September 24, 2018, the Court unsealed a civil complaint captioned United States, et. al vs. AstraZeneca PLC, et. al, No. 2:17-cv-01328-RSL (W.D. Wa.) against inVentiv Health, Inc. and other co-defendants. The complaint alleges that the Company and co-defendants violated the Federal False Claims Act (and various state analogues) and Anti-Kickback Statute through the provision of clinical education services. On December 17, 2018, the United States moved to dismiss this lawsuit, as well as other similar lawsuits supported by the relator in this action. A hearing on such motion is scheduled for October 30, 2019. The Company denies the allegations in the complaint and intends to defend vigorously against these claims. In the Company’s opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
On February 21, 2019, the SEC notified the Company that it had commenced an investigation into the Company’s revenue accounting policies, internal controls and related matters. On August 26, 2019, the SEC notified the Company that it had concluded its investigation and does not intend to recommend an enforcement action against the Company at this time.
On March 1, 2019, a complaint was filed in the United States District Court for the District of New Jersey on behalf of a putative class of shareholders who purchased the Company's common stock during the period between May 10, 2017 and February 27, 2019. The action, captioned Murakami v. Syneos Health, Inc. et al, No. 19-7377 (D.N.J.), names the Company and certain of its executive officers as defendants and alleges violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements about its business, operations, and prospects. The plaintiffs seek awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. On March 28, 2019, Lead Plaintiffs in the Vaitkuvienë action filed a motion to intervene and to transfer this action to the Eastern District of North Carolina, and the Company filed its response on April 22, 2019. On April 30, 2019, a shareholder filed a motion seeking to be appointed lead plaintiff and approving the selection of lead counsel. On October 16, 2019, the Court ordered that Plaintiff, by November 8, 2019, file proof of service of the Complaint in Compliance with Rule 4, or otherwise show cause why the action should not be dismissed for failure to properly serve Defendants (the "Order to Show Cause"). The Court further ordered that the action is stayed and that both motions are administratively terminated pending the Court's resolution of the Order to Show Cause. The Company and the other defendants deny the allegations in the complaint and intend to defend vigorously against these claims. In the Company's opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.
The Company is presently unable to predict the duration, scope, or result of the foregoing putative class actions, or any other related lawsuit. As such, the Company is presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, related to these matters. While the Company intends to defend the putative class action litigation vigorously, the outcome of such litigation or any other litigation is necessarily uncertain. The Company could be forced to expend significant resources in the defense of these lawsuits or future ones, and it may not prevail. As such, these matters could have a material adverse effect on the Company's business, annual, or interim results of operations, cash flows, or its financial condition.

Self-Insurance Reserves
The Company is self-insured for certain losses relating to health insurance claims for the majority of its employees located within the United States. Additionally, the Company maintains certain self-insurance retention limits related to automobile and workers’ compensation insurance.
Assumed Contingent Tax-Sharing Obligations
As a result of the Merger, the Company assumed contingent tax-sharing obligations arising from inVentiv’s 2016 merger with Double Eagle Parent, Inc. As of September 30, 2019 and December 31, 2018, the estimated fair value of the assumed contingent tax-sharing obligations was $14.9 million and $15.7 million, respectively.
Contingent Earn-out Liability
In connection with the Kinapse acquisition, the Company recorded a contingent earn-out liability to be paid based on Kinapse meeting revenue targets as of March 31, 2021. The fair value of the earn-out liability is remeasured at the end of each reporting period, with changes in the estimated fair value reflected in earnings until the liability is settled. The estimated fair value of the contingent earn-out liability was $4.3 million and $4.4 million as of September 30, 2019 and December 31, 2018, respectively, and is included in other long-term liabilities in the accompanying unaudited condensed consolidated balance sheets.

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
Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions. Our Clinical Solutions segment offers a variety of services spanning Phase I to Phase IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Our Commercial Solutions segment provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services, including deployment solutions, communication solutions (public relations and advertising), and consulting services. For further discussion, refer to “Note 13 - Segment Information” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
New Business Awards and Backlog
We add new business awards to backlog when we enter into a contract or when we receive a written commitment from the customer selecting us as a service provider, provided that:
•the customer has received appropriate internal funding approval and collection of the award value is probable;
•the project or projects are not contingent upon completion of another clinical trial or event that would place the project or projects at material risk of not commencing in accordance with the expected timeline;
•the project or projects are expected to commence within a certain period of time from the end of the quarter in which the award was granted;
•the customer has entered or intends to enter into a comprehensive contract as soon as practicable; and
•for awards related to our deployment solutions and Functional Service Provider ("FSP") offerings, a maximum of twelve months of services are included in the award value.
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
Beginning in 2019, we now report new business awards for our Clinical Solutions and Commercial Solutions segments on a trailing twelve months (“TTM”) basis. Our total backlog represents backlog for our Clinical Solutions segment and the deployment solutions service offering within our Commercial Solutions segment. We do not report backlog for the remaining service offerings in the Commercial Solutions segment. New business awards and backlog include reimbursable out-of-pocket expenses for all periods presented.

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
Our backlog was as follows as of September 30, 2019 and 2018 (in millions):

	2019	2018	Change
Clinical Solutions	$7,781.8	$7,263.5	$518.3	7.1%
Commercial Solutions - Deployment Solutions	597.5	603.7	(6.2)	(1.0)%
Total backlog	$8,379.3	$7,867.2	$512.1	6.5%
We expect that approximately $0.98 billion of our backlog as of September 30, 2019 will be recognized as revenue during the remainder of 2019. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.
Net new business awards
New business awards, net of cancellations, were as follows for the TTM period ended September 30, 2019 (in millions):

Clinical Solutions	$3,911.9
Commercial Solutions - Deployment Solutions	1,260.1
Total net new business awards	$5,172.0
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
We believe that our backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will continue to be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and cancellations and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect that the rate at which our backlog and net new business awards convert into revenue is likely to decrease, and the duration of projects and the period over which related revenue is recognized to lengthen. For more information about risks related to our backlog see Part I, Item 1A "Risk Factors - Risks Related to Our Business - Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog" included in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated statements of operations along with dollar and percentage changes (in thousands, except percentages):

	Three Months Ended September 30,
	2019	2018	Change
Revenue	$1,177,028	$1,114,918	$62,110	5.6%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	913,674	872,214	41,460	4.8%
Selling, general, and administrative expenses	109,864	96,943	12,921	13.3%
Restructuring and other costs	13,456	19,349	(5,893)	(30.5)%
Transaction and integration-related expenses	10,454	18,561	(8,107)	(43.7)%
Depreciation and amortization	60,137	68,034	(7,897)	(11.6)%
Total operating expenses	1,107,585	1,075,101	32,484	3.0%
Income from operations	69,443	39,817	29,626	74.4%
Total other income (expense), net	532	(38,228)	38,760	n/m
Income before provision for income taxes	69,975	1,589	68,386	n/m
Income tax expense	(11,055)	(11,983)	928	7.7%
Net income (loss)	$58,920	$(10,394)	$69,314	n/m

	Nine Months Ended September 30,
	2019	2018	Change
Revenue	$3,462,861	$3,244,644	$218,217	6.7%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	2,718,005	2,560,502	157,503	6.2%
Selling, general, and administrative expenses	333,860	296,420	37,440	12.6%
Restructuring and other costs	39,751	41,647	(1,896)	(4.6)%
Transaction and integration-related expenses	34,766	61,804	(27,038)	(43.7)%
Depreciation and amortization	182,086	203,557	(21,471)	(10.5)%
Total operating expenses	3,308,468	3,163,930	144,538	4.6%
Income from operations	154,393	80,714	73,679	91.3%
Total other income (expense), net	(70,429)	(83,042)	12,613	15.2%
Income (loss) before provision for income taxes	83,964	(2,328)	86,292	n/m
Income tax expense	(43,756)	(19,058)	(24,698)	(129.6)%
Net income (loss)	$40,208	$(21,386)	$61,594	n/m

Revenue

For the three months ended September 30, 2019, our revenue increased by $62.1 million, or 5.6%, to $1.18 billion from $1.11 billion for the three months ended September 30, 2018. For the nine months ended September 30, 2019, our revenue increased by $218.2 million, or 6.7%, to $3.46 billion from $3.24 billion for the nine months ended September 30, 2018. The increases were primarily driven by growth in both our Clinical Solutions and Commercial Solutions segments as discussed below.

No single customer accounted for greater than 10% of the Company’s revenue for the three months ended September 30, 2019. During the nine months ended September 30, 2019, one customer accounted for approximately 10% of our revenue. During the three and nine months ended September 30, 2018, one customer accounted for approximately 12% and 11%, respectively, of our revenue. Revenue from our top five customers accounted for approximately 22% and 25% of revenue for the three months ended September 30, 2019 and 2018, respectively, and 23% and 25% of revenue for the nine months ended September 30, 2019 and 2018, respectively.

Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	% of total	2018	% of total	Change
Clinical Solutions	$867,427	73.7%	$819,203	73.5%	$48,224	5.9%
Commercial Solutions	309,601	26.3%	295,715	26.5%	13,886	4.7%
Total revenue	$1,177,028		$1,114,918		$62,110	5.6%

	Nine Months Ended September 30,
	2019	% of total	2018	% of total	Change
Clinical Solutions	$2,522,307	72.8%	$2,389,955	73.7%	$132,352	5.5%
Commercial Solutions	940,554	27.2%	854,689	26.3%	85,865	10.0%
Total revenue	$3,462,861		$3,244,644		$218,217	6.7%

Clinical Solutions

For the three and nine months ended September 30, 2019, revenue attributable to our Clinical Solutions segment increased compared to the same periods in the prior year primarily due to net new business awards resulting in higher backlog as we entered each period, the startup of new work in backlog, and growth in reimbursable out-of-pocket expenses, partially offset by the negative impact of fluctuations in foreign currency exchange rates of $8.5 million and $32.4 million for the respective periods.

Commercial Solutions

For the three and nine months ended September 30, 2019, revenue attributable to our Commercial Solutions segment increased compared to the same periods in the prior year due to net new business awards that resulted in higher backlog as we entered each period, as well as revenue from our acquisition of Kinapse Topco Limited (“Kinapse”) during the third quarter of 2018. These revenue increases were partially offset by a decline in medication adherence services revenue due to project delays and cancellations and the negative impact of fluctuations in foreign currency exchange rates of $1.1 million and $5.0 million for the respective periods.

Direct Costs
Direct costs consist principally of compensation expense and benefits associated with our employees and other employee-related costs, and reimbursable out-of-pocket expenses directly related to delivering on our projects. While we have some ability to manage the majority of these costs relative to the amount of contracted services we have during any given period, direct costs as a percentage of revenue can vary from period to period. Such fluctuations are due to a variety of factors, including, among others: (i) the level of staff utilization on our projects; (ii) adjustments to the timing of work on specific customer contracts; (iii) the experience mix of personnel assigned to projects; (iv) the service mix and pricing of our contracts; and (v) the timing of the incurrence of reimbursable out-of-pocket expenses, particularly on our Clinical Solutions projects. In addition, as global projects wind down or as delays and cancellations occur, staffing levels in certain countries or functional areas can become misaligned with the current business volume.
Direct costs consisted of the following (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Direct costs (exclusive of depreciation and amortization)	$913,674	$872,214	$41,460	4.8%
% of revenue	77.6%	78.2%
Gross margin %	22.4%	21.8%

	Nine Months Ended September 30,
	2019	2018	Change
Direct costs (exclusive of depreciation and amortization)	$2,718,005	$2,560,502	$157,503	6.2%
% of revenue	78.5%	78.9%
Gross margin %	21.5%	21.1%
For the three months ended September 30, 2019, our direct costs increased by $41.5 million, or 4.8%, compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, our direct costs increased by $157.5 million, or 6.2%, compared to the nine months ended September 30, 2018. The increases were primarily driven by an increase in compensation and related costs (including share-based compensation), reimbursable out-of-pocket expenses, as well as direct costs from Kinapse, which was acquired in the third quarter of 2018.

Clinical Solutions
Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Direct costs	$655,851	$633,258	$22,593	3.6%
% of segment revenue	75.6%	77.3%
Segment gross margin %	24.4%	22.7%

	Nine Months Ended September 30,
	2019	2018	Change
Direct costs	$1,936,021	$1,857,623	$78,398	4.2%
% of segment revenue	76.8%	77.7%
Segment gross margin %	23.2%	22.3%
For the three months ended September 30, 2019, our Clinical Solutions segment direct costs increased by $22.6 million, or 3.6%, compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, our Clinical Solutions segment direct costs increased by $78.4 million, or 4.2%, compared to the nine months ended September 30, 2018. These increases were primarily due to higher reimbursable out-of-pocket expenses and an increase in compensation and related costs due to higher billable headcount to support revenue growth.
Gross margin for our Clinical Solutions segment was 24.4% for the three months ended September 30, 2019, compared to 22.7% for the three months ended September 30, 2018. Gross margin for our Clinical Solutions segment was 23.2% for the nine months ended September 30, 2019, compared to 22.3% for the nine months ended September 30, 2018. Gross margins were higher during the current year periods as compared to the same periods in 2018 primarily due to revenue growth and favorable revenue mix, net realized cost synergies, and a favorable impact from foreign currency exchange rate fluctuations, partially offset by costs associated with certain new strategic relationships with large pharmaceutical customers.
Commercial Solutions
Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Direct costs	$250,904	$233,740	$17,164	7.3%
% of segment revenue	81.0%	79.0%
Segment gross margin %	19.0%	21.0%

	Nine Months Ended September 30,
	2019	2018	Change
Direct costs	$759,591	$688,339	$71,252	10.4%
% of segment revenue	80.8%	80.5%
Segment gross margin %	19.2%	19.5%

For the three months ended September 30, 2019, our Commercial Solutions segment direct costs increased by $17.2 million, or 7.3%, compared to the three months ended September 30, 2018. For the nine months ended September 30, 2019, our Commercial Solutions segment direct costs increased by $71.3 million, or 10.4%, compared to the nine months ended September 30, 2018. These increases were primarily related to an increase in compensation and related costs due to higher billable headcount to support revenue growth, as well as direct costs from Kinapse, which was acquired in the third quarter of 2018. Direct costs for the nine months ended September 30, 2019 were also negatively impacted by higher reimbursable out-of-pocket expenses.
Gross margin for our Commercial Solutions segment was 19.0% for the three months ended September 30, 2019, compared to 21.0% for the three months ended September 30, 2018. Gross margin for our Commercial Solutions segment was 19.2% for the nine months ended September 30, 2019, compared to 19.5% for the nine months ended September 30, 2018. Gross margins were lower during the current year periods compared to the same periods in 2018 primarily due to an unfavorable revenue mix and a negative impact from foreign currency exchange rate fluctuations.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Selling, general, and administrative expenses	$109,864	$96,943	$12,921	13.3%
% of total revenue	9.3%	8.7%

	Nine Months Ended September 30,
	2019	2018	Change
Selling, general, and administrative expenses	$333,860	$296,420	$37,440	12.6%
% of total revenue	9.6%	9.1%
The increases in selling, general, and administrative expenses for the three and nine months ended September 30, 2019 as compared to the same periods in 2018 were primarily caused by higher compensation-related expenses (including share-based and incentive compensation), incremental costs from Kinapse, which was acquired during the third quarter of 2018, and incremental costs from a strategic partnership agreement entered into during the fourth quarter of 2018.
Restructuring and Other Costs
Restructuring and other costs were $13.5 million and $19.3 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $39.8 million and $41.6 million for the nine months ended September 30, 2019 and 2018, respectively. During 2017, in connection with the Merger, we established a restructuring plan to eliminate redundant positions and reduce our facility footprint worldwide. We expect to continue the ongoing evaluations of our workforce and facilities infrastructure needs through 2020 and beyond in an effort to optimize our resources. Additionally, for the three and nine months ended September 30, 2019 and 2018, we incurred employee severance costs and facility closure costs for non-Merger related restructuring activities.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Merger-related restructuring and other costs:
Employee severance and benefit costs	$2,288	$1,936	$14,537	$13,229
Facility and lease termination costs	2,283	15,794	10,741	20,592
Other merger-related costs	—	33	—	548
Non-merger related restructuring and other costs:
Employee severance and benefit costs	5,797	713	11,070	1,690
Facility and lease termination costs	2,855	—	3,130	1,438
Consulting fees	—	695	—	3,176
Other costs	233	178	273	974
Total restructuring and other costs	$13,456	$19,349	$39,751	$41,647
We expect to continue to incur significant costs related to the restructuring of our operations in order to achieve our targeted synergies as a result of the Merger. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of our combined operations.
Transaction and Integration-Related Expenses
Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Professional fees	$7,108	$14,851	$26,632	$40,624
Debt modification and related expenses	1,582	409	5,555	1,726
Integration and personnel retention-related costs	1,394	2,107	3,150	15,847
Fair value adjustments to contingent obligations	370	1,194	(571)	3,582
Other	—	—	—	25
Total transaction and integration-related expenses	$10,454	$18,561	$34,766	$61,804
We expect to incur additional integration-related expenses associated with the Merger. The timing and amount of these expenses will depend on the identification of synergy opportunities and the timing and execution of our integration activities.
Depreciation and Amortization Expense
Total depreciation and amortization expense was $60.1 million and $68.0 million for the three months ended September 30, 2019 and 2018, respectively, and $182.1 million and $203.6 million for the nine months ended September 30, 2019 and 2018, respectively. The decreases in total depreciation and amortization expense were primarily due to a decrease in amortization expense from intangible assets resulting from business combinations completed in prior periods, partially offset by an increase in depreciation expense from continued investment in information technology and facilities to support growth in our operational capabilities and optimization of our infrastructure.

Other Expense, Net
Other expense, net consisted of the following (dollars in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Interest income	$2,426	$1,004	$1,422	141.6%
Interest expense	(32,607)	(33,097)	490	1.5%
Loss on extinguishment of debt	—	(1,789)	1,789	100.0%
Other income (expense), net	30,713	(4,346)	35,059	n/m
Total other income (expense), net	$532	$(38,228)	$38,760	n/m

	Nine Months Ended September 30,
	2019	2018	Change
Interest income	$6,061	$3,498	$2,563	73.3%
Interest expense	(101,500)	(97,727)	(3,773)	(3.9)%
Loss on extinguishment of debt	(4,355)	(3,914)	(441)	(11.3)%
Other income, net	29,365	15,101	14,264	94.5%
Total other income (expense), net	$(70,429)	$(83,042)	$12,613	15.2%
Total other income (expense), net was $0.5 million and $(38.2) million for the three months ended September 30, 2019 and 2018, respectively, and $(70.4) million and $(83.0) million for the nine months ended September 30, 2019 and 2018, respectively. These changes were primarily due to higher other income, net, in the current periods as compared to the prior periods, which primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency.
Income Tax Expense
For the three and nine months ended September 30, 2019, we recorded income tax expense of $11.1 million and $43.8 million, respectively, compared to pre-tax income of $70.0 million and $84.0 million, respectively. The effective tax rate for the three and nine months ended September 30, 2019 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to: (i) base erosion and anti-abuse minimum tax, (ii) foreign income inclusions such as the Global Intangible Low-Taxed Income provisions, and (iii) valuation allowance change on domestic deferred tax assets.
For the three and nine months ended September 30, 2018, we recorded an income tax expense of $12.0 million and $19.1 million, respectively, compared to pre-tax income of $1.6 million and pre-tax loss of $2.3 million, respectively. The effective tax rate for the three and nine months ended September 30, 2018 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to: (i) the recognition of unfavorable discrete adjustments related to foreign currency exchange; (ii) the geographical split of pre-tax income; and (iii) deferred expense related to hanging credits on domestic indefinite-lived intangibles.
We currently maintain a valuation allowance against a material portion of our domestic deferred tax assets and a portion of our foreign deferred tax assets as of September 30, 2019. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our recent earnings and anticipated future earnings, we believe that there is a reasonable possibility that, within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that approximately $50.0 million to $70.0 million of our valuation allowance against our domestic deferred tax assets will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense in the period the release is recorded. However, the exact timing and amount of any valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve.

Liquidity and Capital Resources
Key measures of our liquidity were as follows (in thousands):

	September 30, 2019	December 31, 2018
Balance sheet statistics:
Cash and cash equivalents	$127,368	$153,863
Restricted cash	1,836	2,069
Working capital (excluding restricted cash)	38,942	(13,305)
As of September 30, 2019, we had $129.2 million of cash, cash equivalents, and restricted cash. As of September 30, 2019, substantially all of our cash, cash equivalents, and restricted cash was held within the United States. In addition, we had $580.2 million (net of $19.8 million in outstanding letters of credit) available for borrowing under our $600.0 million Revolver facility.
We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of service offerings, possible acquisitions, integration and restructuring costs, geographic expansion, stock repurchases, working capital, and other general corporate expenses. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facility will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations, and other currently anticipated liquidity requirements for at least the next 12 months.
Indebtedness
As of September 30, 2019, we had approximately $2.75 billion of total principal indebtedness, comprised of $2.01 billion in term loan debt, $403.0 million in Senior Unsecured Notes due 2024 (the “Senior Notes”), $275.0 million in borrowings against the accounts receivable financing agreement and $54.6 million in current and non-current finance lease obligations. In addition, as of September 30, 2019 we had $580.2 million (net of $19.8 million in outstanding letters of credit) of available borrowings for working capital and other purposes under the Revolver, and $0.7 million of letters of credit that were not secured by the Revolver. During the nine months ended September 30, 2019, we made voluntary prepayments of $179.8 million, which were applied against the regularly-scheduled quarterly principal payments of the Term Loan B. As a result of these and previous voluntary prepayments, we are not required to make a mandatory payment against the Term Loan B principal balance until maturity in August 2024. Additionally, during the nine months ended September 30, 2019, we made mandatory principal payments of $12.5 million towards our Term Loan A.
Amendment No. 2 to the Credit Agreement
On March 26, 2019, we entered into Amendment No. 2 to the Credit Agreement (“the Second Amendment”). The Second Amendment, among other things, modifies the terms of the Credit Agreement to refinance the existing Term Loan A facility and the Revolver as follows:
(a) to increase the existing Term Loan A facility by $587.5 million to $1.55 billion. $187.5 million of such increase was applied at closing to repay a portion of our existing Term Loan B facility and the fees and expenses incurred in connection with the Second Amendment, and the remaining $400.0 million will be available to be funded in multiple draws within nine months of closing;

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
The Term Loan A facility and the Revolver will continue to be subject to the same affirmative covenants and negative covenants. The financial covenant will be set at a First Lien Leverage Ratio (as defined in the Credit Agreement) of 5.00:1.00 with a single step-down to 4.50:1.00 commencing with the fiscal quarter ending March 31, 2020. We were in compliance with all covenants of the Credit Agreement as of September 30, 2019.
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
Redemption of Senior Notes
On October 2, 2019, we drew down the $400.0 million Term Loan A balance and used the proceeds and cash on hand to redeem all of the Senior Notes for $403.0 million and paid a $15.1 million premium related to the early redemption.
Interest Rates
In June 2018, we entered into an interest rate swap that has an aggregate notional value of $1.01 billion, has an effective date of December 31, 2018, and expires on June 30, 2021. As a result, as of September 30, 2019, the percentage of our total principal debt (excluding leases) that is subject to fixed interest rates was approximately 53.7%. Each quarter-point increase or decrease in the applicable interest rate at September 30, 2019 would change our annual interest expense by approximately $3.1 million.
Covenant Restrictions under our Lease Agreement
The lease agreement for our new corporate headquarters in Morrisville, North Carolina includes a provision that requires us to issue a letter of credit in certain amounts to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). As of September 30, 2019 (and through the date of this filing), our credit rating was Ba3. As such, no letter of credit was required through the date of this filing. Any letters of credit issued in accordance with the aforementioned requirements could be issued under our Revolver, and, if issued under our Revolver, would reduce its available borrowing capacity by the same amount.
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
Accounts Receivable Financing Agreement
On June 29, 2018, we entered into an accounts receivable financing agreement (as amended) with an original termination date of June 29, 2020, unless terminated earlier pursuant to its terms. Under this agreement, we could previously borrow up to $250.0 million from a third-party lender, secured by liens on certain receivables and other assets. On September 30, 2019, we entered into an amendment that increased the amount we can borrow from $250.0 million to $275.0 million and extended the termination date to September 30, 2021. As of September 30, 2019, we had $275.0 million of outstanding borrowings under this agreement with no remaining borrowing capacity available.
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
In January 2019, we repurchased 552,100 shares of our common stock in open market transactions at an average price of $39.16 per share, resulting in a total purchase price of approximately $21.6 million. In February 2019, we repurchased 120,600 shares of our common stock in open market transactions at an average price of $41.40 per share, resulting in a total purchase price of approximately $5.0 million. In June 2019, we repurchased 509,100 shares of our common stock in open market transactions at an average price of $45.29 per share, resulting in a total purchase price of approximately $23.1 million. In August 2019, we repurchased 141,100 shares of its common stock in open market transactions at an average price of $49.93 per share, resulting in a total purchase price of approximately $7.0 million. We immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in-capital, with the remainder applied to accumulated deficit. As of September 30, 2019, we had remaining authorization to repurchase up to approximately $118.3 million of shares of our common stock under the 2018 stock repurchase program.
We are not obligated to repurchase any particular amount of our common stock, and the 2018 stock repurchase program may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases is determined by our management based on a variety of factors such as our corporate requirements for cash, overall market conditions, and the market price of our common stock. The stock repurchase program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules.

Cash, Cash Equivalents and Restricted Cash
Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018	Change
Net cash provided by operating activities	$157,933	$191,000	$(33,067)
Net cash used in investing activities	(59,872)	(133,853)	73,981
Net cash used in financing activities	(123,885)	(246,677)	122,792
Cash Flows from Operating Activities
Cash flows provided by operating activities decreased by $33.1 million during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The decrease is primarily due to changes in operating assets and liabilities partially offset by higher cash-related net income. Fluctuations in accounts receivable, unbilled services, contract assets, deferred revenue and contract liabilities occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services, and deferred revenue can vary significantly from period to period.
As a result of our integration activities associated with the Merger and our acquisition activity, we have incurred substantial expenses that have negatively impacted our cash flow from operating activities. For example, during the nine months ended September 30, 2019, we incurred $35.3 million of expenses that impacted our operating cash flows in the current period or will impact operating cash flows in the future. We anticipate that we will continue to incur similar costs related to our integration efforts through 2020.
Cash Flows from Investing Activities
For the nine months ended September 30, 2019, we used $59.9 million in cash for investing activities, which consisted of $50.6 million for purchases of property and equipment and $9.2 million for investments in unconsolidated affiliates.
For the nine months ended September 30, 2018, we used $133.9 million in cash for investing activities. In particular, we paid $90.9 million, net of cash acquired for an acquisition and $43.0 million for purchases of property and equipment.
Cash Flows from Financing Activities
For the nine months ended September 30, 2019, we used $123.9 million in cash for financing activities, which consisted primarily of net repayments on term loan debt and payments for the repurchase of our common stock. These payments were partially offset by net proceeds from our accounts receivable financing agreement and proceeds received from the exercise of stock options.
For the nine months ended September 30, 2018, we used $246.7 million in cash for financing activities, which consisted primarily of repayments of term loan debt and payments for the repurchase of our common stock. These payments were partially offset by proceeds from our accounts receivable financing agreement and proceeds received from the exercise of stock options.

Contractual Obligations and Commitments
There have been no material changes during the three months ended September 30, 2019, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, except as described below.
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
In connection with management’s assessment of our internal control over financial reporting as of December 31, 2018, management concluded that material weaknesses existed in the design and operating effectiveness of internal controls within the Clinical Solutions segment in connection with the revenue recognition process under ASU 2014-09 “Revenue from Contracts with Customers” (ASC 606), which we adopted on January 1, 2018.
The following components of internal control over financial reporting were impacted: (i) control environment - the training process associated with ASC 606 was not sufficient in all cases to support the development of estimates of the costs necessary to complete the performance of contracts and related supporting documentation; (ii) risk assessment - our risk assessment process did not effectively evaluate risks resulting from changes in the external environment or business operations at a sufficient level of precision to identify errors; (iii) control activities - we did not have effective control activities related to the operation of process-level controls over revenue recognition; and (iv) monitoring - we did not have effective monitoring activities to assess the operation of internal controls, including the continued appropriateness of internal controls.
Remediation of the Material Weaknesses in Internal Control over Financial Reporting
Management is actively engaged in the implementation of remediation efforts to address the material weaknesses. The remediation plan includes: (i) the modification of certain internal controls designed to evaluate the appropriateness of revenue recognition in our Clinical Solutions segment; (ii) implementing new internal controls over recording revenue transactions; and (iii) additional training for staff involved in the related processes. During the nine months ended September 30, 2019, management has substantially completed its remediation activities in all three areas described above. Completion of ongoing testing of the design and operational effectiveness of modified and new controls is necessary to validate that the material weaknesses have been fully remediated.
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
On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against us and certain of our officers on behalf of a putative class of our shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.), names as defendants us, Michael Bell, Alistair MacDonald, Michael Gilbertini, and Gregory S. Rush (the "Bermudez action"), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.), filed on January 25, 2018 (the "Vaitkuvienë action"), names as defendants us, Alistair MacDonald, and Gregory S. Rush (the "Initial Defendants"). Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of our common stock between May 10, 2017 and November 8, 2017 and November 9, 2017. The complaints allege that we published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders separately filed motions seeking to be appointed lead plaintiff and approving the selection of lead counsel. On March 30, 2018, Plaintiff Bermudez filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. On May 29, 2018, the Court in the Vaitkuvienë action appointed the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund as Lead Plaintiffs and, on June 7, 2018, the Court entered a schedule providing for, among other things, Lead Plaintiffs to file an amended complaint by July 23, 2018 (later extended to July 30, 2018). Lead Plaintiffs filed their amended complaint on July 30, 2018, which also includes a claim against the Initial Defendants, as well as each member of the board of directors at the time of the INC Research - inVentiv Health merger vote in July 2017 (the “Defendants”), contending that the inVentiv merger proxy was misleading under Section 14(a) of the Act. Lead Plaintiffs seek, among other things, orders (i) declaring that the lawsuit is a proper class action and (ii) awarding compensatory damages in an amount to be proven at trial, including interest thereon, and reasonable costs and expenses incurred in this action, including attorneys’ fees and experts' fees, to Lead Plaintiffs and other class members. Defendants filed a Motion to Dismiss Plaintiffs’ Amended Complaint on September 20, 2018. Lead Plaintiffs filed a Response in Opposition to such motion on November 21, 2018, and Defendants filed a Reply to such response on December 5, 2018. On May 23, 2019, Lead Plaintiffs filed a Notice of Filings in Related Case regarding the New Jersey shareholder action filed on March 1, 2019 described below, and Defendants filed their response on May 31, 2019. On September 26, 2019, the Court ordered, among other things, that this action is stayed in light of the litigation filed on March 1, 2019 and described below, pending before the United States District Court for the District of New Jersey. We and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims. In our opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.
On September 24, 2018, the Court unsealed a civil complaint captioned United States, et. al vs. AstraZeneca PLC, et. al, No. 2:17-cv-01328-RSL (W.D. Wa.) against inVentiv Health, Inc. and other co-defendants. The complaint alleges that we and co-defendants violated the Federal False Claims Act (and various state analogues) and Anti-Kickback Statute through the provision of clinical education services. On December 17, 2018, the United States moved to dismiss this lawsuit, as well as other similar lawsuits supported by the relator in this action. A hearing on such motion is scheduled for October 30, 2019. We deny the allegations in the complaint and intend to defend vigorously against these claims. In our opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

On February 21, 2019, the Securities and Exchange Commission (“SEC”) notified us that it had commenced an investigation into our revenue accounting policies, internal controls, and related matters. On August 26, 2019, the SEC notified us that it had concluded its investigation and does not intend to recommend an enforcement action against us at this time.
On March 1, 2019, a complaint was filed in the United States District Court for the District of New Jersey on behalf of a putative class of shareholders who purchased our common stock during the period between May 10, 2017 and February 27, 2019. The action, captioned Murakami v. Syneos Health, Inc. et al, No. 19-7377 (D.N.J.), names us and certain of our executive officers as defendants and alleges violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements about our business, operations, and prospects. The plaintiffs seek awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. On March 28, 2019, Lead Plaintiffs in the Vaitkuvienë action filed a motion to intervene and to transfer this action to the Eastern District of North Carolina, and we filed our response on April 22, 2019. On April 30, 2019, a shareholder filed a motion seeking to be appointed lead plaintiff and approving the selection of lead counsel. On October 16, 2019, the Court ordered that Plantiff, by November 8, 2019, file proof of service of the Complaint in Compliance with Rule 4, or otherwise show cause why the action should not be dismissed for failure to properly serve Defendants (the "Order to Show Cause"). The Court further ordered that the action is stayed and that both motions are administratively terminated pending the Court's resolution of the Order to Show Cause. We and the other defendants deny the allegations in the complaint and intend to defend vigorously against these claims. In our opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.
We are presently unable to predict the duration, scope, or result of the foregoing putative class actions or any other related lawsuit.

Item 1A. Risk Factors.
There have been no significant changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018. Refer to “Risk Factors” in Part 1, Item 1A of that report for a detailed discussion of risk factors affecting us.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
During the three months ended September 30, 2019, we repurchased 141,100 shares of our Class A common stock under our previously announced stock repurchase program described below, for a total of approximately $7.0 million. As of September 30, 2019, we have remaining authorization to repurchase up to approximately $118.3 million of shares of our Class A common stock under the stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2019 - July 31, 2019	—	$—	—	$125,344
August 1, 2019 - August 31, 2019	141,100	$49.93	141,100	$118,299
September 1, 2019 - September 30, 2019	—	$—	—	$118,299
Total	141,100		141,100
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
Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Sixth Amendment to the Receivables Financing Agreement, dated September 30, 2019, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC as initial servicer.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNEOS HEALTH, INC.

Date: October 30, 2019	BY:	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial Officer)