Form 10-K
period 2019-12-31
Syneos Health, Inc.
filed 2020-02-20
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ______

Commission File Number: 001-36730

SYNEOS HEALTH, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-3403111
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1030 Sync Street Morrisville, North Carolina	27560-5468
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (919) 876-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	SYNH	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price of $51.09 on June 28, 2019, was approximately $3,157,698,274.
As of February 13, 2020, there were approximately 104,246,569 shares of the registrant's common stock outstanding.
Portions of the registrant’s Proxy Statement for its 2020 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

SYNEOS HEALTH, INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2019

PART I
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements reflect, among other things, our business plans and strategy, market trends, beliefs regarding our competitive strengths, current expectations, future capital expenditures, and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such. Without limiting the foregoing, the words “anticipates,” “believes,” "can," "continue," "could," “estimates,” “expects,” “intends,” “may,” "might," “plans,” “projects,” “should,” "would," “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, "Risk Factors" in this Annual Report on Form 10-K. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.
As used in this report, the terms "Syneos Health, Inc.," "Company," "we," "us," and "our" mean Syneos Health, Inc. and its subsidiaries or predecessor companies or predecessor affiliates when referring to certain prior periods before our 2017 merger (the "Merger") with Double Eagle Parent, Inc. ("inVentiv"), the parent company of inVentiv Health, Inc., unless the context indicates otherwise.
Item 1. Business.
Overview
We are a leading global biopharmaceutical solutions organization providing a full suite of clinical and commercial services to customers in the biopharmaceutical, biotechnology, and medical device industries. We offer both stand-alone and integrated biopharmaceutical product development solutions through our Contract Research Organization (“CRO”) and Contract Commercial Organization (“CCO”), ranging from Early Phase (Phase I) clinical trials to the full commercialization of biopharmaceutical products, with the goal of increasing the likelihood of regulatory approval and commercial success.
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
Founded more than three decades ago as an academic organization dedicated to central nervous system ("CNS") research, we have translated that expertise into a global organization with deep therapeutic specialties, as well as full data services and regulatory advisory and implementation support capabilities. Over the past decade, we have built our scale and capabilities to become a leading global provider of Phase I to Phase IV clinical development services, as well as a full range of commercialization and other complementary services. We were established as INC Research in 1998, and our corporate headquarters are located in Morrisville, North Carolina. INC Research Holdings, Inc. was incorporated in Delaware in August 2010. We changed our name to Syneos Health, Inc. after the Merger.

Our Market
The market for our solutions is primarily the biopharmaceutical industry that utilizes outsourced clinical drug and medical device development and commercialization services. We believe we are well-positioned to benefit from the following market trends:
Trends in clinical drug and medical device development. Biopharmaceutical companies continue to prioritize the outsourcing of Phase I to Phase IV clinical trials, particularly in complex, high-growth therapeutic areas such as oncology. Additionally, small and mid-sized biopharmaceutical companies typically have limited infrastructure and resources, making them more likely to outsource their clinical development to CROs. With increased funding, emerging biotechnology companies, which typically lack resources and infrastructure to conduct clinical trials, are a high growth segment for the CRO market. Within the overall Phase I to Phase IV clinical trial market, the Phase IV/post-approval/Real World Evidence sub-market represents an increasing area of spending. These pharmaceutical industry trends are increasing demand for outsourced research and development services from CROs.
We estimate that, based on industry sources and management estimates, the market for CRO services for Phase I to Phase IV clinical development activities will grow at a compound average annual rate of 6% to 7% through 2021, driven by a combination of increased development spending and further outsourcing. We estimate the total addressable clinical development market to be approximately $88 billion, of which $43 billion was outsourced to CROs in 2019, including spending related to pass-through costs.
Trends in commercialization outsourcing. We believe that, based on industry sources and management estimates, the market for CCO services will increase at a compound average growth rate of approximately 5% to 6% per annum through 2021. We believe this potential growth is supported by: (i) significant biopharmaceutical sales and marketing budgets; (ii) a continuing shift toward specialty and more complex therapies requiring more complex and integrated sales and marketing execution; (iii) a robust funding environment, which provides capital to fuel development and commercialization spending, particularly for small to mid-sized companies; (iv) continued political scrutiny of pharmaceutical pricing, which is intensifying pressure for our customers to further reduce fixed costs by outsourcing; and (v) an evolving industry landscape illustrated by a shift to more strategic relationships, particularly where economies of scale can reduce costs.
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
Optimization of biopharmaceutical R&D efficiency. Market forces and healthcare reform, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, the 21st Century Cures Act, and other governmental initiatives, place significant pressure on biopharmaceutical companies to improve cost efficiencies. At the same time, the complexity, size, duration, and globalization of clinical trials has increased drug development costs. In an effort to reduce these rising costs, biopharmaceutical companies need to demonstrate a new therapy’s relative improvement in quality, safety, and effectiveness compared to the current standard of care as early as possible in the development process. Outsourcing to CROs allows biopharmaceutical companies to deploy capital more efficiently, quickly benefiting from CROs’ existing infrastructure and therapeutic expertise without having to continuously scale in-house development resources.

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
Evolving commercialization outsourcing needs for large versus small to mid-sized biopharmaceutical companies. The needs of large versus small to mid-sized customers are evolving differently based upon their distinct infrastructure and corporate commercialization goals. Large biopharmaceutical companies tend to have robust internal resources and generally are seeking to augment these resources with individual outsourced services on a brand-by-brand basis. Frequently, they are also looking to establish enterprise vendor relationships with volume considerations to support broader cost savings initiatives. Conversely, small to mid-sized biopharmaceutical companies typically have limited product portfolios with fewer internal resources and less commercialization experience. As a result, these companies generally require the full spectrum of commercialization capabilities. Historically, their only viable commercialization option was to enter into licensing agreements or a divestiture, which often meant surrendering a significant portion of an asset's long-term economic value. However, with today’s funding environment driving sufficient capital for product launch, we believe these companies are becoming more receptive to commercialization alternatives that allow them to maintain their independence.
Our Competitive Strengths
Our key competitive strengths are:
Differentiated positioning through our full suite of clinical and commercial services. We believe our customers are facing an increasingly complex and evolving market where regulatory approval no longer guarantees a successful product launch. To address this modern market reality, we believe that clinical development and commercial disciplines must work together to accelerate the delivery of differentiated therapies to the market that meet the needs of patients, health care professionals, and payers. As the only company with in-house capabilities to provide a full suite of integrated clinical development and commercial solutions, we believe we are well-positioned to successfully navigate this increasingly complex and evolving market for our customers.
Global leadership and experience in biopharmaceutical outsourcing. We believe our scale, global reach, and breadth of services, coupled with our deep industry expertise and experience, are critical to our customers who are seeking to consolidate their outsourcing to a smaller set of large global providers. We offer our services through a highly skilled staff of approximately 24,000 employees located in over 60 countries as of December 31, 2019, and have conducted work in more than 110 countries. In addition, over the last five years, more than 92% of all new molecular entities approved by the U.S. Food and Drug Administration ("FDA") and 94% of the products granted marketing authorization by the European Medicines Agency ("EMA") have been developed or commercialized with our support.

Syneos One™ represents a unique offering in the market. Our Syneos One™ offering coordinates integrated solutions across the full clinical development and commercialization continuum. This offering provides our small to mid-sized customers with an economic alternative to divesting, out-licensing, or co-promoting assets, and provides our large biopharmaceutical customers with further opportunity to reduce their fixed-cost infrastructure, representing an alternative approach to developing and promoting their non-core assets. We believe this offering represents a unique capability in the market that can reduce program risk and optimize clinical development timelines, while maximizing return on investment.
Innovative operating model - the Trusted Process®. Since 2006, we have used our Trusted Process® operating model to conduct clinical trials. The Trusted Process® standardizes our delivery methodology, which increases our service delivery predictability, accelerates median clinical study start-up time on new projects, and reduces operational risk. Our dedicated Operations Management function defines, maintains, improves, and ensures consistent application of the Trusted Process® across our global footprint. Based on industry sources for the median study start-up time for the biopharmaceutical industry, we believe we achieve this milestone for our customers at a faster pace than the industry, due in part to our proprietary Trusted Process® methodology. In addition to the absolute reduction of cycle times in critical path milestones, we believe we provide greater operating efficiency, more predictable project schedules, and a reduction in overall project timelines. Our metrics-driven Trusted Process® methodology is divided into four phases:
•PlanActivation® — the design phase, where a project is analyzed and a strategy developed utilizing our therapeutic and subject matter experience, forming the basis of a customized project proposal. The strategy continues to be refined based on discussions with the customer through new business award;
•QuickStart® — the engineering phase, which serves to align the customer and our project team to a single set of objectives, create shared expectations, and develop a joint plan for project conduct;
•ProgramAccelerate® — the execution and control phase, which includes the processes of patient recruitment, clinical monitoring and data management. In this phase, we proactively process and review data to ensure quality and project timelines are actively managed, while maintaining strong relationships with investigative sites; and
•QualityFinish® — the closing phase, where through discussions with the customer, we evaluate the project performance and confirm the final delivery plan, which is focused on ensuring high quality and actionable data is used to develop the final deliverables.
While initially developed to better manage clinical trial complexity, the Trusted Process® is being actively deployed in our Syneos One™ offering and is being adapted and deployed as warranted across our commercial service portfolio to further drive efficiency, consistency, and quality in our integrated operations.
Functional Service Provider Model. Our Functional Service Provider model ("FSP" or "FSP360") provides flexible resourcing solutions in the areas of biostatistics and programming, data management, drug safety and pharmacovigilance, study startup, medical writing, clinical monitoring, trial master file support, and site and investigator payments. Our model includes a comprehensive plan designed to ensure both speed and quality for operations, relationship management, communication, quality and risk mitigation, and internal processes and tools. We collaborate extensively across functional teams to ensure customer needs are appropriately identified and supported. Additionally, we provide clinical staffing solutions in the areas of contract staffing and direct placement hire.

Adding value across the biopharmaceutical product life cycle. We believe our ability to utilize our broad experience, data assets, and information technology assets across our full suite of services uniquely positions us to provide solutions that help biopharmaceutical customers optimize execution and reduce costs throughout the product development life cycle using the following capabilities:
•Superior clinical trial design: We believe our expanding clinical and commercial knowledge and our access to electronic medical records and claims data allows us to expedite the completion of clinical trials without sacrificing quality, improving the probability of regulatory approval and subsequent commercial success.
•Enhanced site selection and patient recruitment: We utilize our data assets, behavioral insights, social media and communications capabilities to enhance the speed and success of site selection and patient recruitment.
•Proactive pre-launch reimbursement and formulary management: We bridge the gap between clinical development and commercialization by using insights derived from our diverse capabilities and ability to communicate clinical benefits to payers and Pharmacy Benefit Managers ("PBMs") to help optimize reimbursement and patient access.
•Effective commercial product launch capabilities: We help our customers navigate the global complexities of launching a product by orchestrating interconnected work streams to develop and execute an effective product launch strategy that incorporates current therapeutic insights and market realities.
•Proprietary programs to improve medication adherence: We have the ability to reach over 192 million patients through multi-channel medication adherence programs designed to mitigate costs related to non-adherence, which are estimated by the Centers for Disease Control and Prevention to range from $100 billion to $300 billion annually.
•Full commercialization solutions: We enable companies to develop, launch, and commercially support their brands by accessing our comprehensive solutions, and acting as their virtual commercialization infrastructure. In 2019, approximately 27% of our commercialization customers purchased services from more than one of our commercialization services offerings. These customers represented approximately 90% of our Commercial Solutions revenue in 2019.
•Efficient project ramp-up: We scale clinical or commercial projects rapidly and effectively through our recruiting, training, and deployment capabilities, leveraging our dedicated recruiting personnel and our proprietary database of approximately 700,000 industry professionals.
Harmonizing diverse data to create "asset customized" insights. Our strategic, capital-efficient approach to data and technology, Dynamic Assembly™, allows us to quickly address the nuances of each customer challenge, including trial protocol, and product launch. Our open, source-agnostic and flexible architecture focuses on integrating quality data with the insights and best practices we have established during our decades of developing and commercializing biopharmaceutical products. We have access to significant data assets from a diverse number of sources including a variety of third party data and technology providers, as well as our clinical and commercial operations and our medication adherence services. Our data lake harmonizes multiple data types and sources, both structured and unstructured, creating new “asset-customized” data aimed at achieving deeper patient behavioral learnings and insights.
Therapeutic expertise and organizational alignment. We believe aligning our business units therapeutically down to the clinical research associate (“CRA”) level differentiates us from our competitors and has played a key role in our growth, ability to win new clinical trials, and the successful relationships we have developed with clinical research sites. Our therapeutic expertise is managed by our senior leadership and delivered by our senior scientific and medical staff and our CRAs within our various therapeutic areas. We believe this therapeutic alignment improves the effectiveness and efficiency of our customers' clinical trials by ensuring that our clinical staff working at our investigative sites have the therapeutic expertise and experience required to manage clinical trials. We also believe our specialized therapeutic expertise within our Commercial

Solutions segment is unique in our industry and is becoming increasingly important to our customers as therapies become more complex and targeted. Our experienced medical and scientific professionals include more than 1,500 employees with M.D.s, Ph.D.s, or Pharm D.s. These employees apply innovative insights and science to clinical trials as well as to the commercialization of products and support customers across both our Clinical Solutions and Commercial Solutions segments.
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
Continued penetration of the small and mid-sized biopharmaceutical market. We are a leader in the small and mid-sized biopharmaceutical market, which is the fastest growing segment of the market, and we believe there is further opportunity to grow this segment. Small and mid-sized biopharmaceutical companies typically have fewer internal resources, less existing infrastructure, and less clinical development and commercialization experience. This customer segment is attracted to our full suite of clinical and commercialization services, our Syneos OneTM offering, our therapeutic expertise and organizational alignment down to the CRA level, and our Trusted Process® operating model.
Bring differentiated solutions to the market and increase cross-selling opportunities. We believe we are uniquely positioned to address our customers’ evolving needs as the only fully integrated provider of a full suite of services across the product development continuum. Our breadth of services enables us to provide customized solutions designed to successfully accelerate the time to market for our customers’ clinical or commercial projects. We believe sharing commercial insights during the early phases of clinical trials can lead to better informed decisions around clinical trial design and strategies. Similarly, we believe our therapeutic and clinical trial expertise can lead to improved decisions about regulatory and payer approvals, market access, reimbursement and formulary inclusion, field team development, and other steps that are critical to the commercial success of our customers.
We believe that we have substantial opportunities to expand the reach of services that we provide to our existing customers. During 2019, 129 customers, of which 68 were also in our top 100 customers, utilized services from both our Clinical Solutions and Commercial Solutions segments, demonstrating that there is both market precedent and significant potential to sell additional services to our customer base. Given our past success in expanding the scope of services provided to current customers, we intend to further expand our business with our existing customers by cross-selling additional clinical and commercial services.
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
Capitalize on industry trends favoring outsourcing. Our Clinical Solutions and Commercial Solutions segments are benefiting from specific industry trends that are expected to drive attractive growth rates. Global demand for biopharmaceutical products continues to increase, driven by expanding access to healthcare, increasing life expectancy, and the growing prevalence of chronic conditions in both developed and emerging markets. However, higher costs and increased complexity are driving our customers to seek efficiency and expertise through outsourcing services. We believe outsourcing both clinical development and commercialization services optimizes returns on invested R&D for biopharmaceutical companies. Further, as business models continue to evolve in the healthcare sector, we believe that the rate of commercial outsourcing may follow a similar long-term path as that of the clinical development market.
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

Successfully acquire and integrate companies and evaluate and pursue other strategic initiatives to augment our organic growth. As part of our ongoing business strategy, we regularly evaluate new opportunities for growth through strategic initiatives, including potential acquisitions, investments, dispositions, or other transformative transactions. Over the past decade, we have developed a systematic approach for integrating strategic and tuck-in acquisitions. These acquisitions have enabled us to provide fully integrated clinical and commercial solutions and expand our global service offerings while also allowing us to achieve significant synergies and cost reductions. We intend to continue evaluating selective strategic growth opportunities that we believe will enhance our services offerings and geographic presence and thereby create value for our shareholders.
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
Our Services
We provide services through two reportable segments: Clinical Solutions and Commercial Solutions. Each reportable segment provides multiple service offerings that – when combined through the sharing of critical insights and data, which we refer to as our Biopharmaceutical Acceleration Model – creates a fully-integrated biopharmaceutical outsourced services provider. Our Clinical Solutions segment offers a variety of clinical development services spanning Phase I to Phase IV, including full service global studies, unbundled service offerings, and Real World Evidence studies. Our Commercial Solutions segment provides customers with the full range of commercialization solutions, which include specialized field teams and medication adherence services, communications solutions (advertising and public relations), and consulting services.

Clinical Solutions
Our extensive range of clinical solutions supports the entire clinical development process from Phase I to Phase IV and allows us to offer our customers an integrated suite of investigative site support and clinical development services. We offer these services across a wide variety of therapeutic areas with deep clinical expertise with a primary focus on Phase II to Phase IV clinical trials. We have particular strengths in the complex therapeutic areas such as CNS and oncology with the latter representing the largest and fastest growing therapeutic area. We provide total biopharmaceutical program development through our full service platform, while also providing discrete services for any part of a trial, primarily through our FSP360 group. The combination of service area experts and the depth of clinical capability allows for enhanced protocol design and actionable clinical trial data. Importantly, all of our services in Clinical Solutions operate with the discipline of the Trusted Process®. Our comprehensive suite of clinical development services and delivery platforms includes:
Full Service Clinical Development
Our full service clinical development offering provides comprehensive solutions to address the clinical development needs of our customers, primarily in Phase II to Phase IV. Our solutions can be delivered on a full service project basis, on a functional or resource basis (see FSP360 below), or through a combination or hybrid approach depending on the needs of our customers. We are able to customize our services to provide customers support within an individual clinical study, a single function, multiple functions within a single therapeutic area, or across a customer’s entire product portfolio. Our comprehensive suite of clinical development services includes the following, among others:
•Patient Recruitment and Retention. Our patient recruitment services group helps identify and manage appropriate vendors, focuses on patient recruitment and retention strategies, and acts as a liaison to media outlets and other vendors.
•Site Start-Up. Our site start-up team helps maximize the enrollment period of the study by arranging applicable regulatory authority and ethics committee approvals, site contract negotiations, regulatory authority submissions, and the corresponding oversight of those activities.
•Project Management. Our project managers and directors provide customer-focused leadership in managing clinical trials and are accountable for the successful execution of all assigned projects, where success includes on-time, on-budget, and high quality results that lead to satisfied customers. Project managers and directors have the skills, education, experience, and training to support the successful conduct of clinical trials.
•Clinical Monitoring. Our CRAs oversee the conduct of a clinical trial by working with and monitoring clinical research sites to ensure the quality of the clinical data being gathered by the sites. The clinical monitor ensures the clinical trial is conducted according to Good Clinical Practice ("GCP"), International Conference on Harmonisation ("ICH") guidelines, and local regulations, to meet the customers' and regulatory authorities' requirements according to the study protocol. CRAs engage with clinical research sites in site initiation, training, and patient recruitment. We deploy and manage CRAs in all regions of the globe.
•Drug Safety/Pharmacovigilance. Our drug safety teams are strategically located across the United States, Europe, Latin America, and Asia-Pacific. We provide global drug safety expertise in all phases of clinical research for serious adverse event/adverse event collection, evaluation, classification, reporting, reconciliation, post-marketing safety, and pharmacovigilance.
•Medical Affairs. We have in-house physicians who provide 24/7 medical monitoring, scientific and medical support for project management teams and clinical research sites. These in-house physicians consist of senior clinicians and former clinical researchers with patient care and clinical trial management expertise.

•Quality Assurance. Quality control steps are built into all of our processes. We have an independent quality assurance department that, in addition to conducting independent audits of all ongoing projects and processes as part of our internal quality assurance program, offers quality assurance services to customers, including audits of clinical research sites and of various vendors to the clinical research industry, mock regulatory inspections and clinical research site inspection-readiness training, standard operating procedure development, and quality assurance program development/consultation. Our customers also engage us to conduct third-party audits on behalf of their studies.
•Regulatory and Medical Writing. We offer regulatory and medical writing expertise across the entire biopharmaceutical product life cycle. Our team has hands-on regulatory and medical writing knowledge gained through experience from working in large biopharmaceutical companies, as well as high-growth, small and mid-sized biopharmaceutical companies, CROs, and the FDA. Additionally, each member is trained in FDA regulations, including GCP/standard operating practice compliance guidelines and guidelines established by the ICH.
•Clinical Data Management. Our clinical data management services allow us to confirm that the clinical trial database is ready, accurately populated, and locked in an expeditious manner, with verification and validation procedures throughout every phase of a clinical trial. This processing is done in synchronization with the clinical team, utilizing the information provided from the clinical trial to help ensure efficient processes are employed, regardless of the data collection method used.
•Electronic Data Capture. To compete in today's changing global drug and device development environment, companies must collect and distribute data faster than ever. We have the ability to manage electronic data capture ("EDC") systems and processes to help our customers take advantage of the efficiencies available through EDC, which include improved access to data, reduced cycle time, increased productivity, and improved relationships with customers, vendors, and other parties.
•Biostatistics. Our biostatistics team has a depth of experience with the FDA and EMA which allows our teams to provide customers with guidance on building a statistical plan to meet regulatory and safety requirements as well as a careful analysis of the resulting study data. In addition, we provide support for independent drug safety monitoring boards and a full range of related services. Our biostatisticians are also heavily involved in our Trusted Process® methodology, so that protocol and project development can be grounded in advanced statistical methodology. As part of a project team, our biostatisticians can provide data oversight throughout a clinical trial and address any data or data handling issues that may arise.
FSP360
Our FSP360 offering helps sponsors review their approach to key functional areas of clinical research, specifically those areas not core to their clinical development business or in areas where they need to augment internal resources. We are able to customize our full services offering to provide customers support within an individual clinical study, a single function, multiple functions within a single therapeutic area, or across a customer’s entire product portfolio. Any of our full service clinical solutions outlined above can be delivered on an unbundled or functional basis or on a hybrid approach, based on our customers' specific needs. We currently operate FSP hubs in North America, South America, Europe, and Asia.

Early Phase
Our Early Phase offering provides a full range of services for Phase I to Phase IIA clinical trial conduct, bioanalytical analysis assay development and analysis, targeted translational science offerings, and clinical pharmacology services, including modeling and simulation. We also provide validation and sample analysis services from pre-clinical development through post-marketing support and purpose-built phase biometrics support from North America and India. We conduct clinical trial studies at our facilities located in Quebec City, Canada, and Miami, Florida. We have extensive experience in first-in-human, proof-of concept, bioequivalence and bioavailability, biosimilars, and clinical pharmacology study conduct. We collaborate with leading hospitals for the conduct of early development and clinical pharmacology studies that require access to patients. We have a large base of available subjects, including patient populations with specific medical conditions, and healthy volunteers, which provide efficient and rapid patient recruitment. Furthermore, we can also provide early stage and clinical pharmacology studies through our Asia-Pacific Catalyst Model with Phase I to Phase IIA conduct capabilities in Australia, New Zealand, South Korea, and Japan.
Our two bioanalytical laboratories located in Quebec City, Canada and Princeton, New Jersey have extensive experience in method development, validation, and bioanalytical analysis support for both small molecule therapeutics and biologics using a variety of analytical techniques and instrumentation platforms, as well as the provision of critical reagents handling services for biologics.
Our translational sciences capability in Sophia-Antipolis, France provides targeted pharmacology, drug metabolism and pharmacokinetics analysis, molecular profiling, and pre-clinical project management capability, which when coupled with our early development and therapeutic expertise, can inform decisions regarding candidate selection and biomarker selection strategies when a compound is about to enter into clinical development.
Real World Evidence and Late Phase Services
Our Real World Evidence and Late Phase group conducts studies to understand how a treatment, service, or method of delivering care works when applied in real world, clinical practice environments. We provide both consultative and operational expertise to our customers in real world data generation, from concept through core development, launch, and commercialization. By utilizing our successful drug life cycle management, we ensure we partner with our customers to gain better outcomes for patients, physicians, payers, and regulators. These services allow our customers to make timely and cost effective advances in clinical treatment by providing data about actual experience of doctors and patients outside of the regulated environment of clinical development. The data and insights from our experience across the commercialization spectrum inform the design and conduct of these studies. Our services include patient registries, surveillance and observational studies, patient/health outcomes research, and economic studies.

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
Deployment Solutions
Deployment Solutions include field-based promotional and market access solutions, field-based clinical solutions, inside sales and contact center, insight and strategy design, patient support services, training, talent sourcing, end-to-end sales operations, and medication adherence. We provide contract field promotion teams with a broad array of capabilities, support services, and non-personal engagement solutions including tele-detailing and electronic detailing ("e-detailing"). Our field-based promotional teams are supported by recruiting and training capabilities, clinical and scientific professionals who advocate for and inform markets of novel therapies, and our customized patient behavioral models built on our proprietary insights and data-driven analytics. Services offered include market research, commercial analytics, managed markets access, biotechnology and specialty managed markets, integrated commercialization, and medication adherence. Our field promotion teams can be supported by our communications and consulting services.
•Clinical Field Teams. We are a leading provider of outsourced Clinical Field Team solutions to the biopharmaceutical industry. Our Clinical Field Teams - consisting of Medical Science Liaisons ("MSLs"), Contract US Medical Directors, and/or Clinical Nurse Educators - educate healthcare professionals, patients, advocacy organizations, and others with evidence-based scientific and practical information about disease states, current treatments, and the use of customers’ products.
•Promotional Field Teams and Support. We are an industry leader in providing scalable capabilities to recruit, train, target, deploy, and support successful biopharmaceutical sales teams. As one of the largest providers of outsourced sales teams and sales solutions to the healthcare industry, we have well-established flexible processes and infrastructure to efficiently build, scale, deploy, execute, and retain a high-performing field sales team.
•Commercial Recruiting Solutions. We are a market leading recruiting partner to the commercial life science industry based on our experience, branding capabilities, talent assessment process, and our proprietary talent database of the top MSL, Nurse Educator, Sales, Sales Management, and Market Access performers.
•Operations Support Services. We offer comprehensive, best-in-class operations support services that include field automation hardware/software, data management, targeting and alignment, analytics and reporting, incentive plan design and implementation, quality management, and help desk. These capabilities are used both individually and collectively to ensure that our deployed field teams perform optimally, respond rapidly to changing marketplace dynamics, and continuously improve.
•Medication Adherence. We believe that we have the largest comprehensive network for patient and prescriber access, and provide dynamic patient performance programs that engage patients, improve outcomes, and elevate brand performance. With customized patient behavioral models built on extensive data insights and analytics, we have the ability to communicate with various patient types as they move throughout their individual patient journeys - in the doctor’s office, at the pharmacy, and in their homes - through our extensive and proprietary data-driven platform.

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
•Healthcare Advertising. We believe that we offer the largest independent healthcare communications network in the world. Our advertising teams are immersed in healthcare data and connected to frontline experts who help them delve deeply into the real life experience of healthcare, harvesting insights to create optimal communications strategies. We help our customers navigate the most critical challenges in healthcare, including, but not limited to, brand launch, utilization of mass and personalized media, advertising content creation and campaigns, patient analysis, disease state campaigns, and market perception analysis. Our advertising teams have deep therapeutic expertise, with agencies solely dedicated to oncology, chronic disease care and activation, biologics, and industry innovation.
•Public Relations. Our Public Relations teams develop creative campaigns grounded in deep customer insight and integrated under a multi-channel strategy. These programs raise awareness and produce meaningful, measurable behavior change among audiences. With a diverse set of healthcare communications specialties under one umbrella, we deliver integrated advice and expert insight from a variety of strategic perspectives. We offer best-in-class capabilities spanning public relations, digital and social media, medical and scientific education, and research and analytics. Our teams create communications that enhance brand perception, drive engagement, and activate behavior shifts.
•Medical Communications. Medical Communications helps our customers to frame their product position in a way that clinicians will find relevant, and creates strategies, campaigns and tactics to help these stakeholders at the right time, with the right content. Our Medical Communications team provides support through strategic planning, publication planning, content development, and peer-to-peer education.
Consulting Services
Our consulting services support critical decision points during a biopharmaceutical product's life-cycle, from licensing, to product and portfolio strategy development, to drug commercialization. Consulting services include commercial strategy development and planning, pricing and market access, medical affairs advisory, quality management and regulatory advisory, and risk and program management. We offer specialized practices in business development, managed markets, and brand management, including strategic product launch planning. Consulting services teams generate insights and solutions developed from their deep, functional knowledge of our customers’ core business. These services are centered on maximizing the commercial value of a client’s product pipeline, helping clinical leaders better deploy strategic resources, improve efficiency, and enhance the effectiveness of marketing and sales activities. Our overall consulting services capabilities include the following:
•Commercial Strategy Development and Planning. Our strategic consulting group offers advisory services that include strategic drug development, clinical development plans, registration strategies, exit strategies, transitional clarity, good clinical practice compliance strategies, clinical operations optimization, pricing and reimbursement, and due diligence.
•Pricing and Market Access. Our team offers a full spectrum of market access solutions and services, including market assessment and analysis, comparative effectiveness research, pricing reimbursement, patient assistance services, and legislative and regulatory analysis.

•Medical Affairs Advisory. Our Medical Affairs Advisory team assesses where customers are in their medical transformation by helping them identify their competitive position, prioritize their needs, understand their brand perception, and inform their market engagement strategy.
•Quality Management and Regulatory Compliance Advisory. Our quality and compliance team delivers independent quality management services through audit, inspection, and implementation services, and assists our customers with developing and executing a clinical regulatory strategy through regulatory consulting, publishing and submission services globally.
•Risk and Program Management. Our communications consultants provide advice and subject matter expertise for risk evaluation on medicine affordability, compassionate use, and litigation and access barriers. We provide an evidence-based approach to ensure policy, patient, and provider acceptance on price, use best practices for how life-sciences companies can deploy effective preventative strategies, implement compliance strategies to prepare for expanded access and compassionate use inquiries, and execute an Institute for Clinical and Economic Review strategy to demonstrate product value.
Customers
We have a well-diversified customer base of over 600 customers that includes nearly all of the world's largest biopharmaceutical companies, which we define as the top 50 biopharmaceutical companies measured by annual R&D spend, as well as numerous emerging and specialty biotechnology companies, medical device and diagnostics companies. We are diversified across our segments, deriving 73% and 27% of our revenue during 2019 from our Clinical Solutions and Commercial Solutions segments, respectively.
For the year ended December 31, 2019, our revenue attributable to large biopharmaceutical companies represented approximately 59% of our total revenue and revenue attributable to small and mid-sized biopharmaceutical companies represented approximately 41%. Additionally, we serve customers in a variety of locations throughout the world, with approximately 66% of our 2019 revenue generated from customers in the United States and Canada; 23% generated from Europe, the Middle East, and Africa; 10% generated from Asia-Pacific; and 1% generated from Latin America. This diversification allows us to grow our business in multiple customer segments and geographies. Although there is significant uncertainty regarding the potential effect of the novel coronavirus that recently surfaced in China, given our diversification we do not anticipate this outbreak to have a material impact on our business as a whole, provided it remains largely confined to China.
Our top five customers accounted for approximately 23% of our revenue in 2019. Among the majority of our customers, revenue is diversified by multiple projects and services. For example, during 2019, we provided both clinical and commercial services to 129 customers. We believe that the tenure of our customer relationships as well as the depth of penetration of our services reflects our strong reputation and track record. We believe we are uniquely positioned to further penetrate our existing customer base and expand our services across the biopharmaceutical industry, as a significant number of the top 50 biopharmaceutical companies utilize both clinical and commercial services.
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

•the customer has entered or intends to enter into a comprehensive contract as soon as practicable; and
•for awards related to Deployment Solutions and functional service provider offerings, a maximum of twelve months of services are included in the award value.
In addition, we continually evaluate our backlog to determine if any of the previously awarded work is no longer expected to be performed, regardless of whether we have received formal cancellation notice from the customer. If we determine that any previously awarded work is no longer probable of being performed, we remove the value from our backlog based on the risk of cancellation. We recognize revenue from these awards as services are performed, provided we have entered into a contract with the customer.
On January 1, 2018. we adopted ASC Topic 606, Revenue from Contracts with Customers and as a result, we no longer present service revenue and revenue associated with reimbursable out-of-pocket expenses separately in our consolidated statements of operations. We have not adjusted our 2018 or 2017 net new business awards to incorporate revenue associated with reimbursable out-of-pocket expenses.
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
We report new business awards for our Clinical Solutions and Commercial Solutions segments as well as backlog for our Clinical Solutions segment and Deployment Solutions within our Commercial Solutions segment. We do not report backlog for the remaining service offerings in the Commercial Solutions segment. Prior to 2018, we only reported backlog and new business awards for the Clinical Solutions segment. For the years ended December 31, 2019, 2018, and 2017, our new business awards, net of cancellations, were $5.45 billion, $3.89 billion, and $1.82 billion, respectively. Additionally, as of December 31, 2019 and 2018, our backlog was $8.90 billion and $8.19 billion, respectively. We expect approximately $4.00 billion of our backlog at December 31, 2019 will be recognized as revenue in 2020, with the remainder expected to be recorded as revenue beyond 2020.
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
Sales and Marketing
Our global team of business development professionals and support staff identifies needs, designs solutions, and promotes our services to the biopharmaceutical, biotechnology, and medical device industries. In addition to significant customer engagement and development experience, many of these individuals have technical and scientific backgrounds.
Our business development organization works with our leadership team to identify, develop, and maintain key customer relationships in addition to new business development activities. Teams use an integrated, customer-focused approach to develop joint engagement plans for key accounts. For many of our largest customer relationships, dedicated strategic account management teams under our Global Client Solutions group provide account leadership to meet financial goals, align delivery with strategic goals, and promote innovation. This team is directly accountable for gross business award growth in our largest accounts through creating a differentiated customer experience, which is a key aspect of our growth strategy to improve patient access to new medicines by unleashing the power of the BAM value proposition.
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
Clinical Solutions
Our Clinical Solutions segment competes primarily against other full service CROs and services provided by in-house R&D departments of biopharmaceutical companies, universities and teaching hospitals. Although the CRO industry has experienced increased consolidation over the past three years, the landscape remains fragmented. Our major competitors include ICON plc, IQVIA, Laboratory Corporation of America Holdings, Medpace Holdings, Inc., PAREXEL International Corporation, PPD, Inc., PRA Health Sciences, Inc., and numerous specialty and regional players. We generally compete on the basis of the following factors:
•experience within specific therapeutic areas;
•the quality of staff and services;
•the range of services provided;
•the ability to recruit principal investigators and patients into studies expeditiously;
•the ability to organize and manage large-scale, global clinical trials;
•an international presence with strategically located facilities;
•medical database management capabilities;
•the ability to deploy and integrate IT systems to improve the efficiency of contract research;
•experience with a particular customer;
•the ability to form strategic partnerships;
•speed to completion;
•financial strength and stability;
•price; and
•overall value.

Commercial Solutions
Our Commercial Solutions segment competes primarily against the in-house sales and marketing departments of biopharmaceutical companies, other contract pharmaceutical sales and service organizations, communications holding companies and specialized agencies, and consulting firms. Our largest competitors in the outsourced sales market are Amplity Health, Ashfield (UDG Healthcare PLC), and IQVIA. Our primary competitors in the communications market are large global communications holding companies such as: Havas SA, Omnicom Group Inc., Publicis Groupe S.A., The Interpublic Group of Companies, Inc., and WPP Group plc. Our consulting services’ competitors include Ashfield (UDG Healthcare PLC), IQVIA, L.E.K. Consulting LLC, McKinsey & Company, Inc., and ZS Associates, Inc. We generally compete on the basis of the following factors:
•experience within the specific therapeutic area;
•quality of the staff and services;
•creativity of the proposed solution;
•perceived "chemistry" with the staff to be deployed;
•previous experience with a particular customer;
•price; and
•overall value.
Government Regulation
The biopharmaceutical industry is subject to a high degree of governmental regulation in both domestic and international markets. Regardless of the country or region in which approval is being sought, before a marketing application for a drug is ready for submission to regulatory authorities, the candidate drug must undergo rigorous testing in pre-clinical studies and clinical trials. The clinical trial process must be conducted in accordance with the Federal Food, Drug and Cosmetic Act in the United States and similar laws and regulations in the relevant foreign jurisdictions. These laws and regulations require the candidate drug to be tested and studied in certain ways prior to submission for approval.
Regulation of Our Clinical Solutions Segment
In the United States, the FDA regulates the conduct of clinical trials of drug products in human subjects, and the form and content of regulatory applications. The FDA also regulates the development, approval, manufacture, safety, labeling, storage, record keeping, import, export, distribution, advertising, sale, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products and medical devices. In the EU and other jurisdictions where our customers intend to apply for marketing authorization, similar laws and regulations apply. Within the EU, these requirements are enforced by the EMA, and requirements vary slightly from one member state to another. In Canada, clinical trials are regulated by the Health Products Food Branch of Health Canada as well as provincial regulations. Similar requirements also apply in other jurisdictions, including Australia, Japan, and other Asian countries, where we operate or where our customers intend to apply for marketing authorization. Sponsors of clinical trials also follow the International Council for Harmonisation ("ICH") Good Clinical Practice ("GCP") guidelines. An addendum to the ICH GCP guidelines was adopted by the ICH committee in November 2016 and will be implemented through national and regional guidance in ICH member states. For example, in March 2018 the FDA issued final guidance designed to implement the addendum to the ICH GCP guidelines in the United States. The changes aim to encourage sponsors to implement improved oversight and management of clinical trials, utilizing a Quality Risk Management approach while continuing to ensure protection of human subjects participating in trials and clinical trial data integrity.
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
In order to comply with GCP and other regulations, we must, among other things:
•comply with specific requirements governing the selection of qualified principal investigators and clinical research sites;
•obtain specific written commitments from principal investigators;
•obtain review, approval, and supervision of the clinical trials by an IRB or ethics committee;
•obtain favorable opinion from regulatory agencies to commence a clinical trial;
•verify that appropriate patient informed consents are obtained before the patient participates in a clinical trial;
•ensure that adverse drug reactions resulting from the administration of a drug or biologic during a clinical trial are medically evaluated and reported in a timely manner;
•monitor the validity and accuracy of data;
•monitor drug, biologic or device accountability at clinical research sites; and
•verify that principal investigators and study staff maintain records and reports and permit appropriate governmental authorities access to data for review.
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

Intellectual Property
We develop and use a number of proprietary methodologies, analytics, systems, technologies, and other intellectual property in the conduct of our business. We rely upon a combination of confidentiality policies, nondisclosure agreements, and other contractual arrangements to protect our trade secrets, and copyright and trademark laws to protect other intellectual property rights. We have obtained or applied for trademarks and copyright protection in the United States and in a number of foreign countries. Our material trademarks include Trusted Process®, PlanActivation®, QuickStart®, ProgramAccelerate®, QualityFinish®, Shortening the distance from lab to life®, Syneos OneTM, Syneos Health, Inc., and other corporate emblems. Although the duration of our intellectual property rights varies from country to country, trademarks generally may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained, and so long as they have not been found to have become generic. Although we believe that the ownership of trademarks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence, and marketing abilities of our employees. We do not have any material patents, licenses, franchises, or concessions.
Employees
The level of competition among employers in the United States and overseas for skilled personnel is high. We believe that our brand recognition and our multinational presence are advantages in attracting qualified candidates. As of December 31, 2019, we had approximately 24,000 employees worldwide, with approximately 51% located in the United States and Canada, 25% in Europe, 20% in Asia-Pacific, 3% in Latin America, and 1% in the Middle East and Africa. The majority of our employees are employed on a full-time basis. None of our employees are covered by a collective bargaining agreement and we believe our overall relations with our employees are good. Employees in certain of our non-U.S. locations are represented by workers' councils as required by local laws.
Indemnification and Insurance
In conjunction with our Clinical Solutions services, we employ or contract with research institutions and, in some jurisdictions, principal investigators and pharmacies on behalf of biopharmaceutical companies to serve as research centers and principal investigators in conducting clinical trials to test new candidate drugs on human volunteers. Such testing creates the risk of liability for personal injury or death of volunteers, particularly to volunteers with life-threatening illnesses, resulting from adverse reactions to the candidate drugs administered. It is possible that we could be held liable for claims and expenses arising from any professional malpractice of the principal investigators with whom we contract or engage, or in the event of personal injury to or death of persons participating in clinical trials. In addition, as a result of our operation of Phase I clinical trial facilities, we could be liable for the general risks associated with clinical trials including, but not limited to, adverse events resulting from the administration of candidate drugs to clinical trial participants or the professional malpractice of medical care providers. We also could be held liable for errors or omissions in connection with the services we perform through each of our service groups. For example, we could be held liable for errors, omissions, or breach of contract, if monitoring obligations have been transferred to us and one of our CRA's inaccurately reports from source documents or fails to adequately monitor a human clinical trial resulting in inaccurately recorded results.
We have sought to reduce our risks by implementing the following where practicable:
•securing contractual assurances such as indemnification provisions and provisions seeking to limit or exclude liability contained in our contracts with customers, institutions, pharmacies, vendors and principal investigators;
•securing contractual and other assurances that adequate insurance will be maintained to the extent applicable by customers, institutions, pharmacies, vendors, principal investigators and us; and
•complying with various regulatory requirements, including monitoring that the oversight of independent review boards and ethics committees are intact where obligations are transferred to us and monitoring the oversight of the procurement by the principal investigator of each participant's informed consent to participate in the study.

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
Information about our Executive Officers
The following table sets forth information concerning our executive officers:

Name	Age	Position
Alistair Macdonald	50	Chief Executive Officer and Director
Jason Meggs	44	Chief Financial Officer
Paul Colvin	50	President, Clinical Solutions
Michelle Keefe	53	President, Commercial Solutions
Jonathan Olefson	44	General Counsel and Corporate Secretary
The following is a biographical summary of the experience of our executive officers:
Alistair Macdonald - Chief Executive Officer and Director
Alistair Macdonald has been our Chief Executive Officer ("CEO") and a member of our Company's Board of Directors (the "Board") since October 2016. He joined our Company in May 2002 and has served in various senior leadership roles during that time. Prior to his current role, Mr. Macdonald most recently served as President and Chief Operating Officer from January 2015 to September 2016 and Chief Operating Officer from January 2013 to January 2015. He also served as our President, Clinical Development Services from March 2012 to January 2013, Executive Vice President of our Global Oncology Unit from February 2011 to March 2012, Executive Vice President, Strategic Development from October 2009 to February 2011, and Senior Vice President, Biometrics from May 2002 to September 2009. He currently serves as Chairman of the Board for the Association of Clinical Research Organizations (ACRO). He received his Master of Science in Environmental Diagnostics from Cranfield University. We believe Mr. Macdonald brings to our Board valuable perspective and experience as our Chief Executive Officer, and as a former Chief Operating Officer of our Company, as well as extensive knowledge of the CRO and biopharmaceutical industries, all of which qualify him to serve as one of our directors.

Jason Meggs - Chief Financial Officer
Jason Meggs was appointed Chief Financial Officer ("CFO") in May 2018 after serving as Executive Vice President and Interim CFO beginning in February 2018. Prior to his appointment to this role, he served as Executive Vice President and CFO of the Commercial Solutions segment of the Company from August 2017 to February 2018. He also previously served as Executive Vice President, Oncology Operations of the Company from January 2017 to August 2017 and Senior Vice President, Business Finance of the Company from 2014 to 2016. Prior to joining the Company, Mr. Meggs was Global Vice President, Internal Audit, at Quintiles Transnational Corporation, a leading global CRO, from 2013 to 2014 and held a number of finance roles at Quintiles from 2005 to 2013. He began his career as an auditor with Deloitte & Touche LLP and Arthur Anderson LLP, and is a certified public accountant. He currently serves as Treasurer for the ACRO. He received his Bachelor of Science in Business Administration degree with a Major in Accounting from Western Carolina University.
Paul Colvin - President, Clinical Solutions
Paul Colvin has been our President, Clinical Solutions since December 2018. Prior to joining Syneos Health, Mr. Colvin held multiple leadership roles at PPD, a leading global CRO, from October 2007 to December 2018. From May 2010 to June 2016, Mr. Colvin served as Executive Vice President, Global Clinical Development, PPD. Mr. Colvin also served as Chairman and CEO of PPD-SNBL, a joint venture that grew to be one of the largest clinical development service providers in Japan, from December 2014 to December 2018. Mr. Colvin served as Executive Vice President, Biopharma Partnerships, PPD from June 2016 to December 2018. Prior to joining PPD, Mr. Colvin held various leadership positions at Eli Lilly and Company, a global pharmaceutical company, from January 1993 to October 2007. He received his Bachelor of Science in Pharmacy from Butler University. He is also a registered pharmacist and completed executive development programs at London Business School and the Center for Creative Leadership.
Michelle Keefe - President, Commercial Solutions
Michelle Keefe has been our President, Commercial Solutions since December 2017. Prior to joining Syneos Health, Ms. Keefe spent six years at the Publicis Groupe, a communications holding company, taking on roles of increasing responsibility culminating as a group president in the Publicis Health Division from February 2012 to December 2017. From January 2015 to April 2016, Ms. Keefe was President and CEO of Publicis Touchpoint Solutions. From May 2016 to November 2017, Ms. Keefe was Group President at Publicis Health. Ms. Keefe broadened her healthcare experience by joining the Visiting Nurse Service of New York (“VNSNY”), the largest not for profit homecare business in the United States, from 2010 to 2012 where she was the VP of market development. Prior to joining the VNSNY, Ms. Keefe spent 22 years rising through the ranks at Pfizer, a global pharmaceutical corporation, in a variety of sales, marketing and general management roles, culminating as a Regional President. Ms. Keefe received her Bachelor of Science in Marketing from Seton Hall University.
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
There is risk of cancelability in both the clinical and commercial businesses. The time between when a clinical study is awarded and when it goes to contract is typically several months, and prior to a new business award going to contract, our customer can cancel the award without notice. Once an award goes to contract, the majority of our customers can terminate the contract with little notice, in many cases 30 days or less. Our contracts may be delayed or terminated by our customers or reduced in scope for a variety of reasons beyond our control, including but not limited to:
•decisions to forego or terminate a particular trial;
•budgetary limits or changing priorities;
•actions by regulatory authorities;
•production problems resulting in shortages of the candidate drug being tested;
•failure of products being tested to satisfy safety requirements or efficacy criteria;
•unexpected or undesired clinical results for products;
•insufficient patient enrollment in a trial;
•insufficient principal investigator recruitment;
•production problems resulting in shortages of the product being tested;
•the customers’ decision to terminate or scale back the development or commercialization of a product or to end a particular project;
•shift of business to a competitor or internal resources; or
•product withdrawal following market launch.
Our commercial services contracts typically have a significantly shorter wind down period than clinical contracts, particularly within our Deployment Solutions offerings. Furthermore, many of our communications services and consulting services projects are tied to a customer’s annual marketing budget or ad hoc service requests, which can lead to seasonal variability in revenue and less predictability in future revenues. In addition, many of our biopharmaceutical Deployment Solutions service contracts provide our customers with the opportunity to internalize the resources provided under the contract and terminate all or a portion of the services we provide under the contract. Our customers may also decide to shift their business to a competitor. Each of these factors results in less visibility to future revenues and may result in high volatility in future revenues.

Contract terminations, delays and modifications are a regular part of our business across each of our segments. For example, our full service offering within our Clinical Solutions business has been, and may continue to be, negatively impacted by project delays, which impact near term revenue disproportionately. In addition, project delays, downsizings and cancellations, particularly within our Deployment Solutions and communications offerings, which are part of our Commercial Solutions business, have impacted our results in the past and might impact them in the future. The loss, reduction in scope or delay of a large project or of multiple projects could have a material adverse effect on our business, results of operations, and financial condition. In addition, we might not realize the full benefits of our backlog if our customers cancel, delay, or reduce their commitments to us.
In the event of termination, our contracts often provide for fees for winding down the project, which include both fees incurred and actual and non-cancellable expenditures and may include a fee to cover a percentage of the remaining professional fees on the project. These fees might not be sufficient for us to maintain our margins, and termination may result in lower resource utilization rates and therefore lower operating margins. In addition, cancellation of a contract or project for the reasons noted above may result in the unwillingness or inability of our customer to satisfy its existing obligations to us such as payments of accounts receivable, which may in turn result in a material impact to our results of operations and cash flow. Historically, cancellations and delays have negatively impacted our operating results, and they might again. In addition, we might not realize the full benefits of our backlog if our customers cancel, delay, or reduce their commitments to us, which may occur if, among other things, a customer decides to shift its business to a competitor or revoke our status as a preferred provider. Thus, the loss or delay of a large business award or the loss or delay of multiple awards could adversely affect our revenues and profitability. Additionally, a change in the timing of a new business award could affect the period over which we recognize revenue and reduce our revenue in any one quarter.
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
Our backlog consists of anticipated revenue awarded from contract and pre-contract commitments that are supported by written communications. Once work begins on a project, revenue is recognized over the duration of the project, provided the award has gone to contract. Projects may be canceled or delayed by the customer or delayed by regulatory authorities for reasons beyond our control. To the extent projects are delayed, the timing of our revenue could be adversely affected. In addition, if a customer terminates a contract, we typically would be entitled to receive payment for all services performed up to the termination date and subsequent customer-authorized services related to terminating the canceled project. Typically, however, we have no contractual right to the full amount of the future revenue reflected in our backlog in the event of a contract termination or subsequent changes in scope that reduce the value of the contract. The duration of the projects included in our backlog, and the related revenue recognition, typically range from a few months to several years. Our backlog might not be indicative of our future revenues, and we might not realize all the anticipated future revenue reflected in that backlog. A number of factors may affect backlog, including:
•the size, complexity, and duration of projects or strategic relationships;
•the cancellation or delay of projects;
•the failure of one or more business awards to go to contract; and
•changes in the scope of work during the course of projects.
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

Our backlog at December 31, 2019 was $8.90 billion. Although an increase in backlog will generally result in an increase in revenues over time, an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during any particular period, or at all. The extent to which contracts in backlog will result in revenue depends on many factors, including, but not limited to, delivery against project schedules, scope changes, contract terminations and the nature, duration, and complexity of the contracts, and can vary significantly over time.
Our operating results have historically fluctuated between fiscal quarters and may continue to fluctuate in the future, which may adversely affect the market price of our stock.
Our operating results have fluctuated in previous quarters and years and may continue to vary significantly from quarter to quarter and are influenced by a variety of factors, such as:
•timing of contract amendments for changes in scope that could affect the value of a contract and potentially impact the amount of net new business awards and revenue from quarter to quarter;
•commencement, completion, execution, postponement, or termination of large contracts;
•contract terms for the recognition of revenue milestones;
•progress of ongoing contracts and retention of customers;
•timing of and charges associated with completion of acquisitions, integration of acquired businesses, and other events;
•changes in the mix of services delivered, both in terms of geography and type of services;
•potential customer disputes, penalties or other issues that may impact the revenue we are able to recognize, or the collectability of our related accounts receivable; and
•exchange rate fluctuations.
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
As the breadth and complexity of our information systems continue to grow, we will increasingly be exposed to the risks inherent in maintaining the stability of our legacy systems due to prior customization, attrition of employees or vendors involved in their development, and obsolescence of the underlying technology, as well as risks from the increasing number and scope of external data breaches on multi-national companies. Because certain customers, clinical trials, and other long-term projects depend upon these legacy systems, we also face an increased level of embedded risk in maintaining the legacy systems and limited options to mitigate such risk. We are also exposed to risks associated with the availability of all our information systems, including:
•disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms, including those maintained by our third-party vendors;
•security breaches of, cyber-attacks on, and other failures or malfunctions in our internal systems, including our employee data and communications, critical application systems or their associated hardware; and
•excessive costs, excessive delays, or other deficiencies in systems development and deployment.
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
If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. For the year ended December 31, 2019, our top ten customers based on revenue accounted for approximately 35% of our consolidated revenue and our top ten Clinical Solutions customers based on backlog accounted for approximately 38% of our total backlog. No single customer accounted for greater than 10% of our total consolidated revenue for the years ended December 31, 2019 or 2017. During the year ended December 31, 2018, one customer accounted for approximately 11% of our revenue, which was primarily earned in our Clinical Solutions Segment. It is possible that an even greater portion of our revenues will be attributable to a smaller number of customers in the future, including as a result of our entering into strategic provider relationships with customers. Also, consolidation in our potential customer base results in increased competition for important market segments and fewer available customer accounts.
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
We have operations in many foreign countries, including, but not limited to, countries in the Asia-Pacific region, Europe, Latin America and the Middle East and Africa. As of December 31, 2019, approximately 53% of our workforce was located outside of the United States, and for the fiscal year ended December 31, 2019, approximately 37% of our revenue was earned from locations outside the United States. Our international operations are subject to risks and uncertainties inherent in operating in these regions, including:
•conducting a single project across multiple countries is complex, and issues in one country, such as a failure to comply with or unanticipated changes to local regulations, or restrictions such as restrictions on import or export of clinical trial material or availability of clinical trial data may affect the progress of the clinical trial in the other countries, resulting in delays or potential termination of contracts, which in turn may result in loss of revenue;
•the United States or other countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies, data protection regulations or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate;
•foreign countries are expanding or may expand their banking regulations that govern international currency transactions, particularly cross-border transfers, which may inhibit our ability to transfer funds into or within a jurisdiction, impeding our ability to pay our principal investigators, vendors and employees, thereby impacting our ability to conduct trials in such jurisdictions;
•foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, or transparency reporting requirements (similar to the Physician Payments Sunshine Act in the United States), which could delay, inhibit or prohibit our ability to conduct projects in such jurisdictions;
•the regulatory or judicial authorities of foreign countries might not enforce legal rights and recognize business procedures in a manner in which we are accustomed or would reasonably expect;
•changes in political and economic conditions, including the United Kingdom's withdrawal from the European Union and the policies of the current U.S. presidential administration, may lead to changes in the business environment in which we operate, as well as changes in inflation and foreign currency exchange rates;
•potential violations of applicable anti-bribery/anti-corruption laws, including the United States Foreign Corrupt Practices Act ("FCPA") and the UK Bribery Act of 2010, may cause a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation;
•customers in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in those jurisdictions;
•natural disasters, pandemics, or international conflict, including terrorist acts, could interrupt our services, endanger our personnel, or cause project delays or loss of clinical trial materials or results;
•political unrest, such as the current situations in the Middle East, could delay or disrupt the ability to conduct clinical trials or other business; and
•foreign governments may enact currency exchange controls that may limit the ability to fund our operations or significantly increase the cost of maintaining operations.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our customers. Furthermore, our ability to deal with these issues could be affected by applicable U.S. laws. Any such risks could have an adverse impact on our business, financial condition, results of operations, cash flows, or reputation.
The impact of the United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets, and demand for our services, which could materially affect our financial condition and results of operations.
On January 31, 2020, the United Kingdom withdrew from the European Union ("Brexit"). The terms of such withdrawal continue to be subject to complex and ongoing negotiations between the United Kingdom and the European Union, the impact of which remains unclear, creating significant uncertainty about the future relationship between the United Kingdom and the European Union.
These developments have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Lack of clarity about future United Kingdom laws and regulations, including financial laws and regulations, tax and free trade agreements, and intellectual property and employment laws, could decrease foreign direct investment in the United Kingdom, increase costs, and could depress economic activity and restrict our access to capital. If the United Kingdom and the European Union are unable to negotiate acceptable withdrawal terms or if other Member States pursue withdrawal, barrier free access between the United Kingdom and other Member States or among the European economic area overall could be diminished or eliminated. Additionally, political instability in the European Union as a result of Brexit may result in a material negative effect on credit markets and foreign direct investments in the EU and United Kingdom.
Any of these factors could have a material adverse effect on our business, financial condition and results of operations. For the year ended December 31, 2019, revenue attributed to the United Kingdom represented 6% of our total revenue. In addition, we have a substantial physical presence in the United Kingdom, in particular at our Farnborough facility. These operations subject us to revenue risk with respect to our customers in the United Kingdom and adverse movements in foreign currency exchange rates, in addition to risks related to the general economic and legal uncertainty related to Brexit described above.
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
Continued efficient operation of our business requires that we implement standardized global business processes and evolve our information systems to enable this implementation, especially in the course of integrating acquired businesses into our company. We have continued to undertake significant programs to optimize business processes with respect to our services. Our inability to effectively manage the implementation of new information systems or upgrades and adapt to new processes designed into these new or upgraded systems in a timely and cost-effective manner may result in disruption to our business and negatively affect our operations.
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
We contract with biopharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market and to support the commercial activity of products already in the marketplace. Our services include monitoring clinical trials, data and laboratory analysis, electronic data capture, patient recruitment, product launch consulting, Deployment Solutions, advertising, publications, and medical communications, and other related services. Such services are complex and subject to contractual requirements, regulatory standards, and ethical considerations. For example, we must adhere to applicable regulatory requirements such as those required by the Food and Drug Administration and European Medicines Agency, including those laws and regulations governing the promotion, sales, and marketing of biopharmaceutical products, and Good Clinical Practice requirements, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Once initiated, clinical trials must be conducted pursuant to and in accordance with the applicable IND, the requirements of the relevant IRBs, and GCP regulations. We are also subject to regulation by the Drug Enforcement Administration (“DEA”) which regulates the distribution, recordkeeping, handling, security, and disposal of controlled substances. If we fail to perform our services in accordance with these requirements, regulatory agencies may take action against us or our customers. Such actions may include sanctions such as injunctions or failure of such regulatory authorities to grant marketing approval of products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in our studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages, or fines. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could harm our reputation and cause customers not to award us future contracts or to cancel existing contracts. Customers may also bring claims against us for breach of our contractual obligations, and patients in the clinical trials and patients taking drugs approved on the basis of those trials may bring personal injury claims against us. Any such action could have a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation.
Such consequences could arise if, among other things, the following occur:
Improper performance of our services. The performance of our clinical development and other biopharmaceutical services is complex and time-consuming. For example, we may make mistakes in conducting a clinical trial that could negatively impact or obviate the usefulness of the clinical trial or cause the results of the clinical trial to be reported improperly. If the clinical trial results are compromised, we could be subject to significant costs or liability, which could have an adverse impact on our ability to perform our services and our reputation could be harmed. For example:
•non-compliance generally could result in the termination of ongoing clinical trials or the disqualification of data for submission to regulatory authorities;
•compromise of data from a particular trial, such as failure to verify that adequate informed consent was obtained from subjects or improper monitoring of data, could require us to repeat the clinical trial under the terms of our contract at no further cost to our customer, but at a substantial cost to us; and
•breach of a contractual term could result in liability for damages or termination of the contract.
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
Any litigation against us could be costly and time-consuming to defend.
We are subject to and may become subject, from time to time, to additional legal proceedings and claims that arise in the ordinary course of business or pursuant to governmental or regulatory enforcement activity. While we do not believe that the resolution of any currently pending lawsuits against us will, individually or in the aggregate, have a material adverse effect on our business, financial condition, results of operations, or cash flows, we might be wrong, and future litigation might result in substantial costs and divert management's attention and resources, which might seriously harm our business, financial condition, results of operations, and cash flows. Insurance might not cover such claims, provide sufficient payments to cover all of the costs to resolve one or more such claims, or continue to be available on terms acceptable to us. In particular, any claim could result in potential liability for us if the claim is outside the scope of the indemnification agreement we have with our customers, our customers do not abide by the indemnification agreement as required or the liability exceeds the amount of any applicable indemnification limits or available insurance coverage. A claim brought against us that is uninsured or underinsured could result in unanticipated costs and could have a material adverse effect on our financial condition, results of operations, cash flows, or reputation.
The operation of our early phase (Phase I and IIA) clinical facilities and the services we provide there as well as our clinical trial management, including direct interaction with clinical trial patients or volunteers, could create potential liability that may adversely affect our business, financial condition, results of operations, cash flows, and reputation.
We operate facilities where early phase clinical trials are conducted, which ordinarily involve testing an investigational drug on a limited number of individuals to evaluate a product’s safety, determine a safe dosage range and identify side effects. Additionally, our business involves clinical trial management, which is one of our clinical development service offerings, and includes the testing of investigational drugs on human volunteers. Some of these trials involve the administration of investigational drugs to known substance abusers or volunteers and patients that are already seriously ill and are at risk for further illness or death. Failure to operate any of our early phase facilities in accordance with applicable regulations could result in that facility being shut down, which could disrupt our operations and adversely affect our business, financial condition, results of operations, cash flows, and reputation.

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
Our success substantially depends on the collective performance, contributions, and expertise of our senior management team and other key personnel including qualified management, professional, scientific, and technical operating staff, and business development personnel, particularly as we integrate acquired businesses into our company. There is significant competition for qualified personnel, particularly those with higher educational degrees, in the biopharmaceutical and related services industries. In addition, the close proximity of some of our facilities to offices of our major competitors could adversely impact our ability to successfully recruit and retain key personnel. The departure of any key executive, or our inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion, might impact our ability to grow our business and compete effectively in our industry and might negatively affect our business, financial condition, results of operations, cash flows, or reputation.
Foreign currency exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations, and cash flows.
Approximately 18% of our fiscal year 2019 revenue was contracted in currencies other than U.S. dollars and 42% of our direct and operating costs are incurred in countries with functional currencies other than the U.S. dollar. Our financial statements are reported in U.S. dollars and changes in foreign currency exchange rates could significantly affect our financial condition, results of operations, or cash flows. Our primary exposure to fluctuations in foreign currency exchange rates is related to the following risks:
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
Our effective income tax rate is influenced by our projected profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our results of operations. Factors that may affect our effective income tax rate include, but are not limited to:
•the requirement to exclude from our quarterly worldwide effective income tax calculations the benefit for losses in jurisdictions where no income tax benefit can be recognized;
•actual and projected full year pre-tax income;
•the repatriation of foreign earnings to the United States;
•uncertain tax positions;
•changes in tax laws in various taxing jurisdictions, including interpretations of proposed regulations related to the Tax Cuts and Jobs Act (the “Tax Act”);
•audits by taxing authorities;
•the establishment of valuation allowances against deferred income tax assets if we determine that it is more likely than not that future income tax benefits will not be realized;
•the release of a previously established valuation allowances against deferred income tax assets if we determine that it is more likely than not that future income tax benefits will be realized;
•changes in the relative mix and size of clinical studies in various tax jurisdictions; and
•the timing and amount of the vesting and exercising of share-based compensation.
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

Our acquisition strategy may present additional risks, including the risk that we may be unable to fully realize the competitive and operating synergies projected to be achieved through any specific acquisition.
We have historically grown our business both organically and through acquisitions, most notably the acquisition of inVentiv. We have and will continue to assess the need and opportunity to offer additional services through acquisitions of other companies. Acquisitions involve numerous risks, including the following:
•ability to identify suitable acquisition opportunities or obtain any necessary financing on commercially acceptable terms;
•increased risk to our financial position and liquidity through changes to our capital structure and assumption of acquired liabilities, including any indebtedness incurred to finance the acquisitions and related interest expense;
•diversion of management’s attention from normal daily operations of the business;
•insufficient revenues to offset increased expenses associated with acquisitions;
•assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare, tax, and other regulations;
•inability to achieve identified operating and financial synergies anticipated to result from an acquisition;
•difficulties integrating and documenting processes and controls in conformance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;
•ability to integrate acquired operations, products, and technologies into our business;
•difficulties retaining and integrating acquired personnel and distinct cultures into our business; and
•the potential loss of key employees, customers, or projects.
For example, fully realizing the anticipated benefits of the Merger will depend on, among other things, our ability to combine the INC Research business with the inVentiv business and to achieve operating synergies. We have incurred and will continue to incur substantial expenses in connection with consummation of the Merger and combining the businesses, operations, networks, systems, technologies, policies, and procedures of the two companies, including integrating and documenting processes and controls in conformance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which were not applicable to inVentiv prior to the Merger. If we are unsuccessful in managing our integrated operations, or if we do not fully realize the expected operating efficiencies, cost savings, and other benefits currently anticipated from the Merger, our operations and financial condition could be adversely affected and we might not be able to take advantage of business development opportunities.
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
The biopharmaceutical industry is highly competitive, with biopharmaceutical companies each seeking to persuade payers, providers, and patients that their drug therapies are better and more cost-effective than competing therapies marketed or being developed by competing firms. In addition to the adverse competitive interests that biopharmaceutical companies have with each other, biopharmaceutical companies also have adverse interests with respect to drug selection and reimbursement with other participants in the healthcare industry, including payers and providers. Biopharmaceutical companies also compete to be first to market with new drug therapies. We regularly provide services to biopharmaceutical companies that compete with each other, and we sometimes provide services to such customers regarding competing drugs in the market and in development. Our existing or future relationships, particularly broader strategic provider and commercial relationships, with our biopharmaceutical customers may therefore deter other biopharmaceutical customers from using our services or may result in our customers seeking to place limits on our ability to serve other biopharmaceutical industry participants. In addition, our further expansion into the broader healthcare market may adversely impact our relationships with biopharmaceutical customers, and such customers may elect not to use our services, reduce the scope of services that we provide to them or seek to place restrictions on our ability to serve customers in the broader healthcare market with interests that are adverse to theirs. Any loss of customers or reductions in the level of revenues from a customer could have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
As of December 31, 2019, our goodwill and net intangible assets were valued at $5.32 billion, which constituted approximately 71% of our total assets.
Our goodwill is principally related to the acquisition of inVentiv completed in August 2017. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level. This test requires us to determine if the implied fair value of the reporting unit's goodwill is less than its carrying amount. The impairment analysis requires significant judgments, estimates and assumptions. There is no assurance that the actual future earnings or cash flows of the reporting units will not decline significantly from the projections used in the impairment analysis. Goodwill impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment or industry, deterioration in our performance or our future projections, or changes in plans for one or more of our reporting units. As of December 31, 2019, our goodwill is assigned to five reporting units. We completed our annual impairment test as of October 1, 2019 for all of our reporting units, and concluded that there were no impairments.
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
From time to time, we have adopted cost savings initiatives to improve our operating efficiency through various means such as: (i) the reduction of overcapacity, primarily in our costs of services (billable) function; (ii) elimination of non-billable support roles; and (iii) the consolidation or other realignment of our resources. In connection with our 2017 merger with inVentiv Health (the "Merger") we have established a restructuring plan to eliminate redundant positions and reduce our facility footprint worldwide. We expect to continue the ongoing evaluations of our workforce and facilities infrastructure needs through 2020 in an effort to optimize our resources worldwide. Additionally, in conjunction with the Merger, we assumed certain liabilities related to employee severance and facility closure costs as a result of actions taken by inVentiv prior to the Merger. During the year ended December 31, 2019, we recognized approximately $12.0 million of employee severance and benefit costs and facility closure and lease termination costs of $12.9 million related to the Merger. Additionally, during the year ended December 31, 2019, we recognized approximately $13.2 million of non-Merger related employee severance costs, facility closure and lease termination costs of $3.3 million, and other costs of $0.7 million related to our focus on optimizing our resources worldwide.
Restructuring actions present significant risks that could have a material adverse effect on our operations, financial condition, results of operations, cash flows, or business reputation. Such risks include:
•a decrease in employee morale and retention of key employees;
•a greater number of employment claims;
•actual or perceived disruption of service or reduction in service standards to customers;
•the failure to preserve supplier relationships and distribution, sales and other important relationships, and to resolve conflicts that may arise;
•the failure to achieve targeted cost savings; and
•the failure to meet operational targets and customer requirements due to the loss of employees and any work stoppages that might occur.
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
With our embedded and functional outsourcing services, we place employees at the physical workplaces of our customers. The risks of this activity include claims of errors and omissions, misuse or misappropriation of client proprietary information, theft of client property, and torts or other claims under employment liability, co-employment liability, or joint employment liability. We have policies and guidelines in place to reduce our exposure to such risks, but if we fail to follow these policies and guidelines we may suffer reputational damage, loss of customer relationships and business, and monetary damages.
We might not be able to utilize certain of our net operating loss carryforwards and certain other tax attributes, which could harm our profitability.
As of December 31, 2019, we had approximately $569.5 million of net operating loss carry forwards (“NOLs”) available to reduce U.S. federal taxable income in future years. Under Section 382 and similar provisions of the Internal Revenue Code (the "Code”), if a corporation undergoes an “ownership change,” that corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited for U.S. federal income tax purposes (or similar provisions of other jurisdictions). These limitations may be subject to certain exceptions, including if there is “net unrealized built-in gain” in the assets of the corporation undergoing the ownership change.
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
The benefit of the inVentiv NOLs is uncertain even without regard to the Section 382 rules. Due to the corporate income tax rate change pursuant to the Tax Act, the value of our NOLs was significantly decreased. In addition, a portion of inVentiv’s NOLs arise from certain transaction tax deductions associated with Double Eagle’s acquisition of inVentiv on November 9, 2016. Pursuant to that acquisition, inVentiv generally has a contingent obligation to pay former shareholders of inVentiv Group Holdings the value of U.S. federal, state, and local tax benefits arising from those transaction tax deductions as such benefits are realized and, consequently, the ability of the combined company to benefit from inVentiv’s NOLs will be limited to the extent of such contingent obligation. As of December 31, 2019, the remaining contingent obligation due to the former shareholders of inVentiv Group Holdings related to the benefits above is approximately $32.7 million.

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
Many of our vendors have the right to declare us in default of our agreements if any such vendor, including the lessors under our vehicle fleet leases, determines that a change in our financial condition poses a substantially increased credit risk. Upon default, the lessors can repossess the vehicles and require us to compensate them for any remaining lease payments in excess of the value of the repossessed vehicles. As of December 31, 2019, we had $54.7 million in finance lease obligations, primarily related to vehicles used in Deployment Solutions in the United States. Deployment Solutions may be negatively impacted if we lose the use of vehicles for any period of time.
Our credit agreement (as amended, the "Credit Agreement") contains covenants that may restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures, make strategic acquisitions and effect a consolidation, merger, or disposal of all or substantially all of our assets. Refer to "Risks Related to Our Indebtedness - Covenant restrictions under our Credit Agreement may limit our ability to operate our business" for further details on our covenant restrictions.
The novel coronavirus outbreak could adversely impact our business and results of operations.
In December 2019, a strain of novel coronavirus surfaced in Wuhan, China. In January 2020, the World Health Organization declared the novel coronavirus outbreak a “Public Health Emergency of International Concern” and the U.S. Department of State instructed travelers to avoid all nonessential travel to China. We conduct a number of clinical trials in China and other countries in the Asia-Pacific region, on behalf of our clients. Due to restrictions imposed by the Chinese government and measures we have chosen to implement for the health of our employees, customers and patients, our employees in China and several other countries in the Asia-Pacific region have been restricted to working from home, and therefore have not been able to conduct business that requires them to be on-site, such as site visits to hospitals where our clinical trials are being conducted. Furthermore, travel by our employees to and within China and other countries in the region has been similarly restricted. There can be no assurances how long these restrictions will remain in place. As a result of this disruption, we expect that some revenues associated with our Asia-Pacific operations will be delayed or foregone and our results of operations for the Asia-Pacific region for the quarter ending March 31, 2020 could be negatively affected.
At this point in time, there is significant uncertainty relating to the potential effect of the novel coronavirus on our business. Infections may become more widespread, including to other countries where we have operations, and travel restrictions may remain or worsen, all of which would have a negative impact on our business, financial condition and results of operations.
Risks Related to Our Industry
The biopharmaceutical services industry is highly competitive and our business could be materially impacted if we do not compete effectively.
The biopharmaceutical services industry is highly competitive. Our business often competes with other biopharmaceutical services companies, internal discovery departments, development departments, sales and marketing departments, information technology departments, and other departments within our customers, some of which could be considered large biopharmaceutical services companies in their own right with greater resources than ours. To the extent that our clients choose to internally perform the clinical development and commercialization tasks that we provide, our business will suffer. We also compete with universities, teaching hospitals, governmental agencies, and others. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of companies with global capabilities similar to certain of our own capabilities. Increased competition has led to price and other forms of competition (such as acceptance of less favorable contract terms) that could adversely affect our operating results. There are few barriers to entry for companies considering offering any one or more of the services we offer. Because of their size and focus, these companies might compete effectively against us, which could have a material adverse impact on our business.
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
Our small and mid-sized biopharmaceutical company clients may rely on funding from venture capital and other sources to drive their business. To the extent that this funding is reduced, our small and mid-sized biopharmaceutical company clients may be forced to reduce their outsourced R&D and commercialization expenditures, which could have a material adverse effect on our business and results of operations.
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
The U.S. Department of Health and Human Services has promulgated rules under the Health Information Technology for Economic and Clinical Health (“HITECH”) Act in connection with the application of security and privacy provisions under the Health Information Portability and Accountability Act of 1996, as amended ("HIPAA"). We are subject to similar privacy laws in Canada (the Federal Personal Information and Electronic Documents Act, the Act Respecting the Protection of Personal Information in the Private Sector, and the Personal Health Information Protection Act) and in the EEA (the GDPR). We are also subject to applicable U.S. state privacy and data security laws and regulations in the states in which we operate, such as the new California Consumer Privacy Act ("CCPA") effective as of January 2020. The CCPA provides for a private right of action for unauthorized access, theft or disclosure of personal information in certain situations with possible damage awards of $100 to $750 per consumer per incident, or actual damages, whichever is greater, and also permits class action lawsuits. In order to comply with such laws, we may incur substantial expenses, which may divert resources from other initiatives and projects, and could limit the services we are able to offer.
HIPAA generally requires individuals' written authorization, in addition to any required informed consent, before protected health information ("PHI") may be used for research and such regulations specify standards for de-identification and for limitation of data collected. We are indirectly affected by the privacy provisions surrounding individual authorizations because many principal investigators with whom we are involved in clinical trials are directly subject to them as HIPAA "covered entities." In addition, we obtain identifiable health information from third parties that are subject to such regulations. While we are not, as part of our core business, a "Business Associate" under HIPAA, regulatory agencies may disagree; Business Associates are subject to the requirements of HIPAA. As well, there are certain instances of our operations where we are, in fact, a Business Associate and are therefore subject to the foregoing HIPAA regulations. Because of amendments to the HIPAA data security and privacy rules, HIPAA Business Associates of a "Covered Entity" may be directly liable for breaches of PHI and other HIPAA violations. These amendments may subject Business Associates to HIPAA's enforcement scheme, which, as amended, can yield up to $1.5 million in annual civil penalties for each HIPAA violation. However, a single breach incident can result in violations of multiple standards, leading to possible penalties in excess of $1.68 million per calendar year. In certain circumstances, violations of HIPAA can also result in criminal penalties with fines up to $250,000 per violation and/or imprisonment.
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
In addition, we are subject to EU rules with respect to cross-border transfers of such data out of the EU and EEA. Where we transfer personal data out of the EU and EEA, we utilize a transfer mechanism deemed adequate by the EU, including the standard data protection clauses approved by the EU Commission for the transfer of personal data to countries not deemed by the EU to have an adequate level of data protection (i.e., the standard contractual clauses) or by way of an alternative transfer mechanism permitted under EU law. For example, certain of our clinical entities participate in the E.U.-U.S. and Swiss-U.S. Privacy Shields and comply with the E.U.-U.S. Privacy Shield Framework and the Swiss-U.S. Privacy Shield Framework as set forth by the U.S. Department of Commerce regarding the collection, use, and retention of personal information transferred from the EU, United Kingdom, or Switzerland, as applicable, to the United States. There is currently ongoing litigation in the EU challenging the validity of the standard contractual clauses as an adequate data transfer mechanism under the GDPR. As such, it is uncertain whether the standard contractual clauses may be invalidated as an adequate data transfer mechanism in the near future. Additionally, the EU has the ability to invalidate the Privacy Shield frameworks just as it did with the former Safe Harbor framework. These changes and ongoing scrutiny of transfer mechanisms generally may require us to find alternative bases for the compliant transfer of personal data outside the EEA and to make changes to our cross-border data transfer processes.
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
As of December 31, 2019, our total principal amount of indebtedness was $2.68 billion, which consisted of: (i) a $1.55 billion Term Loan A facility; (ii) a $795.6 million Term Loan B facility; (iii) borrowings of $275.0 million under our accounts receivable financing agreement; and (iv) $54.7 million in current and non-current finance lease obligations. Our substantial indebtedness could adversely affect our financial condition and cash flows from operations and thus make it more difficult for us to satisfy our obligations with respect to our senior secured facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We might not be able to influence any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:
•increase our vulnerability to adverse general economic, industry, or competitive developments;
•require us to dedicate a more substantial portion of our cash flows from operations to payments on our indebtedness, thereby reducing the availability of our cash flows to fund working capital, investments, acquisitions, capital expenditures, and other general corporate purposes;
•limit our ability to make required payments under our existing contractual commitments, including our existing long-term indebtedness;
•limit our ability to fund a change of control offer;
•require us to sell certain assets;
•restrict us from making strategic investments, including acquisitions, or causing us to make non-strategic divestitures;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that have less debt;
•cause us to incur substantial fees from time to time in connection with debt amendments or refinancings;
•increase our exposure to rising interest rates because a substantial portion of our borrowings is at variable interest rates; and
•limit our ability to borrow additional funds or to borrow on terms that are satisfactory to us.
Despite our level of indebtedness, we are able to incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks to our financial condition.
We also may be able to incur additional indebtedness in the future. Although covenants under our Credit Agreement limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent we incur additional indebtedness, the risks associated with our leverage, including our possible inability to service our debt obligations, would increase.

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
Our ability to make payments on and refinance our debt, make strategic acquisitions, and fund capital expenditures depends on our ability to generate cash flow in the future. To some extent, our ability to generate future cash flow is subject to general economic, financial, competitive, and other factors that are beyond our control. We cannot assure you that:
•our business will generate sufficient cash flow from operations;
•we will continue to realize the cost savings, revenue growth, and operating improvements that resulted from the execution of our long-term strategic plan; or
•future sources of funding will be available to us in amounts sufficient to enable us to fund our liquidity needs.
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
Covenant restrictions under our Credit Agreement and lease agreement may limit our ability to operate our business.
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
Under the terms of the lease agreement for our corporate headquarters in Morrisville, North Carolina we may be required to issue a letter of credit ("LOCs") to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). From June 14, 2017 through June 14, 2020, if our debt rating is Ba3 or better, no LOC is required, or if our debt rating is B1 or lower, a LOC equal to 25% of the remaining minimum annual rent and estimated operating expenses (or a LOC of approximately $22.5 million as of December 31, 2019) is required to be issued to the landlord. This LOC would remain in effect until our debt rating increased to Ba3 or higher for a twelve-month period. After June 14, 2020, if our debt rating is Ba2 or better, no LOC is required; if our debt rating is Ba3 or lower, a LOC equal to 25% of the then remaining minimum annual rent and estimated operating expenses is required to be issued to the landlord (estimated at approximately $21.8 million as of December 31, 2019); or if our debt rating is B1 or lower, a LOC equal to 100% of the then remaining minimum annual rent and estimated operating expenses is required to be issued to the landlord (estimated at approximately $87.3 million as of December 31, 2019). These letters of credit would remain in effect until our debt rating is back above the required threshold for a twelve-month period.

As of December 31, 2019 (and through the date of this filing), our debt rating was such that no LOC is currently required. Any letters of credit issued in accordance with the aforementioned requirements could be issued under our revolving credit facility under the Credit Agreement ("Revolver"), and would reduce our available borrowing capacity by the same amount accordingly.
Interest rate fluctuations may have a material adverse effect on our business, financial condition, results of operations, or cash flows.
Because we have substantial variable rate debt, fluctuations in interest rates may affect our business, financial condition, results of operations, or cash flows. We currently utilize interest rate swaps to limit our exposure to interest rate fluctuations; however, such instruments may not be effective. At December 31, 2019, we had approximately $2.68 billion of total principal indebtedness consisting of $2.35 billion in term loan debt, borrowings of $275.0 million under our accounts receivable financing agreement, and $54.7 million in current and non-current of finance lease obligations, of which $1.67 billion was subject to variable interest rates.
Risks Related to Ownership of Our Common Stock
Our stock price is subject to volatility, which could have a material adverse impact on investors and employee retention.
Since our initial public offering in November 2014 (the "IPO"), the price of our stock, as reported by Nasdaq, has ranged from a low of $19.61 on November 7, 2014 to a high of $65.17 on January 24, 2020. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could affect stock price in ways that may be unrelated to our operating performance. The trading price of our stock is subject to significant price fluctuations in response to many factors, including:
•market conditions or trends in our industry, including with respect to the regulatory environment, or the economy as a whole;
•fluctuations in quarterly operating results, as well as differences between our actual financial and operating results and those expected by investors, especially as we integrate inVentiv into our company;
•future performance guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•changes in financial estimates or ratings by any securities analysts who follow our stock, our failure to meet those estimates or the failure of those analysts to initiate or maintain coverage of our stock;
•changes in key personnel;
•entry into new markets;
•announcements by us or our competitors of new service offerings or significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;
•actions by competitors;
•changes in operating performance and market valuations of other companies in the industry;
•investors' perceptions of our prospects and the prospects of the industry;
•investors' perceptions of the investment opportunity associated with our stock relative to other investment alternatives;
•the public's reaction to press releases or other public announcements by us or third parties, including our filings with the SEC;
•announcements related to litigation;
•changes in the credit ratings of our debt;
•the sustainability of an active trading market for our stock;
•future sales of our stock by our significant shareholders, officers, and directors; and

•other events or factors, including those resulting from system failures and disruptions, cyber-attacks, earthquakes, hurricanes, war, acts of terrorism, other natural disasters, or responses to these events.
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
We do not anticipate that we will pay any dividends to holders of our stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our Board of Directors (the "Board") and will depend on our financial condition, capital requirements, legal requirements, earnings, and other factors. Our ability to pay dividends is restricted by the terms of our Credit Agreement and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment.
Future sales of our stock in the public market could cause the market price of our stock to decrease significantly.
As of December 31, 2019, we had 103,865,770 outstanding shares of Class A common stock. In addition, we had 3,535,553 shares of outstanding stock options and restricted stock units that, if exercised or sold, would result in these additional shares becoming available for sale subject, in some cases, to Rule 144 and Rule 701 under the Securities Act. Our private equity sponsors (the “Sponsors”) together own approximately 40% of our outstanding shares and have contractual rights to cause us to register resales of those shares.
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
Our Sponsors collectively beneficially own approximately 40% of our outstanding common stock. As a consequence, the Sponsors continue to be able to exert a significant degree of influence over our management, affairs, and matters requiring shareholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets, and any other significant transaction. Additionally, each of the Sponsors is party to a stockholders agreement with us (the "Stockholders Agreements"). The Stockholders Agreements, among other things, each requires such shareholders to vote in favor of certain nominees to our Board. The interests of the Sponsors might not always coincide with our interests or the interests of our other shareholders. For instance, this concentration of ownership and/or the restrictions imposed by the Stockholders Agreements may have the effect of delaying or preventing a change in control of us otherwise favored by our other shareholders and could depress our stock price.
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

The outcome of the putative class action lawsuit filed against us could have a material adverse effect on our business, financial condition, results of operation, and cash flows.
On February 21, 2019, the SEC notified us that it has commenced an investigation into our revenue accounting policies, internal controls and related matters, and requested that we retain certain documents for the periods beginning with January 1, 2017. The Audit Committee of our Board of Directors subsequently initiated an independent review of our revenue accounting policies, internal controls, and related matters with the assistance of outside counsel and accounting advisors, which is now complete. On August 26, 2019, the SEC Staff notified our outside counsel that it had concluded its investigation and, based on the information provided to the SEC as such date, does not intend to recommend an enforcement action against us.
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
We are presently unable to predict the duration, scope or result of this putative class action, or any other related lawsuit or investigation.
The outcome of the putative class action litigation or any other litigation is necessarily uncertain. We could be forced to expend significant resources in the defense of this lawsuit or future ones, and we may not prevail. We also have incurred additional expenses related to remedial measures, including those that we implemented in response to our conclusion that our internal control over financial reporting and our disclosure controls and procedures were not effective.
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
Further, material weaknesses and significant deficiencies in our internal control over financial reporting have existed in the past. For example, in our Annual Report on Form 10-K for the year ended December 31, 2018, we concluded that material weaknesses in our internal control over financial reporting existed as of December 31, 2018. These material weaknesses have since been remediated, but additional material weaknesses or significant deficiencies may be discovered in the future. If we fail to maintain an effective internal control environment, such failure could limit our ability to report our financial results accurately and timely, resulting in misstatements and/or restatements of our consolidated financial statements, which may cause investors to lose confidence and have a material adverse effect on our stock price, reputation, business, financial condition, results of operations, and cash flows.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
As of December 31, 2019, we had 110 facilities located in 41 countries. During the year ended December 31, 2019, we utilized approximately 83% of our available facility space; however, as we continue to expand in new locations, the utilization of our facilities may decline in the short term. Most of our facilities consist solely of office space. We lease all of our facilities, with the exception of office space owned in Madrid, Spain. Our corporate headquarters and principal executive offices are located in Morrisville, North Carolina, where we lease space totaling approximately 214,450 square feet. The lease will expire in September 2031. We also lease space totaling approximately 62,000 square feet in Farnborough, United Kingdom, which will expire in January 2028.
In addition, we lease substantial facilities in Columbus, Ohio; Gurgaon, India; Hyderabad, India; Mexico City, Mexico; Munich, Germany; New York, New York; Newtown, Pennsylvania; Princeton, New Jersey; Pune, India; Quebec City, Canada; Somerset, New Jersey; and Toronto, Canada. We also maintain offices in various other Asian-Pacific, European, Latin American and North American locations, as well as Australia, the Middle East and Africa. Our leases are not individually material to our business model and all either have options to renew or are located in major markets where we believe there are adequate opportunities to continue business operations at terms satisfactory to us.
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
On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against us and certain of our officers on behalf of a putative class of our shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.) in the Southern District of New York, names as defendants us, Michael Bell, Alistair MacDonald, Michael Gilbertini, and Gregory S. Rush (the "Bermudez action"), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.) in the Eastern District of North Carolina, filed on January 25, 2018 (the "Vaitkuvienë action"), names as defendants us, Alistair MacDonald, and Gregory S. Rush (the "Initial Defendants"). Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of our common stock between May 10, 2017 and November 8, 2017 and November 9, 2017. The complaints allege that we published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders separately filed motions seeking to be appointed lead plaintiff and approving the selection of lead counsel. On March 30, 2018, Plaintiff Bermudez filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. On May 29, 2018, the Court in the Vaitkuvienë action appointed the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund as

Lead Plaintiffs and, on June 7, 2018, the Court entered a schedule providing for, among other things, Lead Plaintiffs to file an amended complaint by July 23, 2018 (later extended to July 30, 2018). Lead Plaintiffs filed their amended complaint on July 30, 2018, which also includes a claim against the Initial Defendants, as well as each member of the board of directors at the time of the INC Research - inVentiv Health merger vote in July 2017 (the “Defendants”), contending that the inVentiv merger proxy was misleading under Section 14(a) of the Act. Lead Plaintiffs seek, among other things, orders (i) declaring that the lawsuit is a proper class action and (ii) awarding compensatory damages in an amount to be proven at trial, including interest thereon, and reasonable costs and expenses incurred in this action, including attorneys’ fees and expert fees, to Lead Plaintiffs and other class members. Defendants filed a Motion to Dismiss Plaintiffs’ Amended Complaint on September 20, 2018. Lead Plaintiffs filed a Response in Opposition to such motion on November 21, 2018, and Defendants filed a Reply to such response on December 5, 2018. On May 23, 2019, Lead Plaintiffs filed a Notice of Filings in Related Case regarding the New Jersey shareholder action filed on March 1, 2019 described below, and Defendants filed their response on May 31, 2019. On September 26, 2019, the Court ordered, among other things, that this action is stayed in light of the litigation filed on March 1, 2019 and described below, pending before the United States District Court for the District of New Jersey. We and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims.
On September 24, 2018, the Court unsealed a civil complaint in the Western District of Washington captioned United States, et. al vs. AstraZeneca PLC, et. al, No. 2:17-cv-01328-RSL (W.D. Wa.) against inVentiv Health, Inc. and other co-defendants. The complaint alleges that we and co-defendants violated the Federal False Claims Act (and various state analogues) and Anti-Kickback Statute through the provision of clinical education services. On December 17, 2018, the United States moved to dismiss this lawsuit, as well as other similar lawsuits supported by the relator in this action. On November 5, 2019, the Court granted such motion and dismissed this action with prejudice as to the relator and without prejudice as to the United States. We deny the allegations in the complaint and intend to defend vigorously against these claims.
On March 1, 2019, a complaint was filed in the United States District Court for the District of New Jersey on behalf of a putative class of shareholders who purchased our common stock during the period between May 10, 2017 and February 27, 2019. The action, captioned Murakami v. Syneos Health, Inc. et al, No. 19-7377 (D.N.J.), names us and certain of our executive officers as defendants and alleges violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements about our business, operations, and prospects. The plaintiffs seek awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. On March 28, 2019, Lead Plaintiffs in the Vaitkuvienë action filed a motion to intervene and to transfer this action to the Eastern District of North Carolina, and we filed our response on April 22, 2019. On April 30, 2019, a shareholder filed a motion seeking to be appointed lead plaintiff and approving the selection of lead counsel. On October 16, 2019, the Court ordered that Plaintiff, by November 8, 2019, file proof of service of the Complaint in Compliance with Rule 4, or otherwise show cause why the action should not be dismissed for failure to properly serve Defendants (the "Order to Show Cause"). The Court further ordered that the action is stayed and that both motions are administratively terminated pending the Court's resolution of the Order to Show Cause. Plaintiff filed a response to the Order to Show Cause on November 8, 2019, and we and the other defendants filed a response on November 20, 2019. The parties are awaiting a ruling on the Order to Show Cause. We and the other defendants deny the allegations in the complaint and intend to defend vigorously against these claims.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrants' Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Holders of Record
On February 13, 2020, there were approximately 34 shareholders of record of our common stock as reported by our transfer agent. Shareholders of record are those who have the rights, benefits, and responsibilities of ownership of shares registered in their own names. This number does not include shareholders for whom shares are held in "nominee" or "street" name or beneficial owners of common stock whose shares are held in the names of brokers, dealers, or clearing agencies outside of our transfer agent.
Dividend Policy
Since becoming a public company, we have not declared or paid cash dividends on our common stock, nor do we intend to pay cash dividends on our common stock in the foreseeable future. However, in the future, subject to the factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends.
We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock is dependent upon cash dividends, distributions, and other transfers from our subsidiaries. Our ability to pay dividends is currently restricted by the terms of our credit agreement, dated August 1, 2017, as amended (the "Credit Agreement"), and may be further restricted by any future indebtedness we or our subsidiaries incur. In addition, under Delaware law, the Board of Directors (the "Board") may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.
Any future determination to pay dividends will be at the discretion of the Board and will take into account restrictions in our debt instruments, including our Credit Agreement, general economic business conditions, our financial condition, results of operations and cash flows, our capital requirements, our business prospects, the ability of our operating subsidiaries to pay dividends and make distributions to us, legal restrictions, and such other factors as the Board may deem relevant. For additional information on these restrictive covenants, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Note 4 - Long-Term Debt Obligations" to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Recent Sales of Unregistered Securities
We did not have any sales of unregistered securities during 2019.

Purchases of Equity Securities by the Issuer
On February 26, 2018, the Board authorized the repurchase of up to an aggregate of $250.0 million of our common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions through December 31, 2019 (the "stock repurchase program"). On December 5, 2019, the Board increased the dollar amount authorized under the stock repurchase program to an aggregate of $300.0 million and extended the term of the program to December 31, 2020. The stock repurchase program does not obligate us to repurchase any particular amount of our common stock and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by our management based on a variety of factors such as the market price of our common stock, our corporate requirements for cash, and overall market conditions. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws. We may also repurchase shares of our common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of our common stock to be repurchased when we might otherwise be precluded from doing so by law.
There were no share repurchases under the stock repurchase program for the three months ended December 31, 2019. For the year ended December 31, 2019, we repurchased 1,322,900 shares of common stock in open market transactions at an average price of $42.87 per share, resulting in a total purchase price of approximately $56.7 million. As of December 31, 2019, we have remaining authorization to repurchase up to approximately $168.3 million of our common stock under the stock repurchase program.
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
Our common stock is traded on the Nasdaq under the symbol “SYNH”. From November 7, 2014 through January 7, 2018, our common stock was listed on the Nasdaq under the trading symbol “INCR.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from December 31, 2014 through December 31, 2019, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on December 31, 2014 in the common stock of the Company, in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Item 6. Selected Financial Data.
The following tables set forth our selected consolidated financial data for the periods ending on and as of the dates indicated. We derived the consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017 and the consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K. We derived the consolidated statements of operations data for the years ended December 31, 2016 and 2015 and the consolidated balance sheet data as of December 31, 2017, 2016, and 2015 from our audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read the consolidated financial data set forth below together with our consolidated financial statements and the related notes thereto included in Part II, Item 8, "Financial Statements and Supplementary Data" and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of future results of operations.

	Year Ended December 31,
	2019	2018(a)	2017(b)	2016	2015
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$4,675,815	$4,390,116	$1,852,843	$1,030,337	$914,740
Reimbursable out-of-pocket expenses	—	—	819,221	580,259	484,499
Total revenue	4,675,815	4,390,116	2,672,064	1,610,596	1,399,239
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	3,645,905	3,434,310	1,232,023	626,633	542,404
Reimbursable out-of-pocket expenses	—	—	819,221	580,259	484,499
Selling, general, and administrative expenses	446,281	406,305	282,620	172,386	156,609
Restructuring and other costs (c)	42,135	50,793	33,315	13,612	1,785
Transaction and integration-related expenses(d)	61,275	64,841	123,815	3,143	1,637
Asset impairment charges (e)	—	—	30,000	—	3,931
Depreciation	76,532	72,158	44,407	21,353	18,140
Amortization	165,933	201,527	135,529	37,851	37,874
Income (loss) from operations	237,754	160,182	(28,866)	155,359	152,360
Other (expense) income, net:
Interest expense, net	(122,278)	(127,015)	(62,543)	(11,800)	(15,448)
Gain (loss) on extinguishment of debt	10,395	(4,153)	(622)	(439)	(9,795)
Other (expense) income, net	(24,162)	28,244	(19,846)	(9,002)	3,857
Income (loss) before provision for income taxes	101,709	57,258	(111,877)	134,118	130,974
Income tax benefit (expense)	29,549	(32,974)	(26,592)	(21,488)	(13,927)
Net income (loss)	$131,258	$24,284	$(138,469)	$112,630	$117,047
Earnings (loss) per share:
Basic	$1.27	$0.23	$(1.85)	$2.08	$2.02
Diluted	$1.25	$0.23	$(1.85)	$2.03	$1.95
Weighted average common shares outstanding:
Basic	103,618	103,414	74,913	54,031	57,888
Diluted	105,005	104,701	74,913	55,610	60,146

	As of December 31,
	2019	2018(a)	2017(b)	2016	2015
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents, and restricted cash	$163,689	$155,932	$321,976	$103,078	$85,463
Total assets (f)	7,453,795	7,254,909	7,285,867	1,288,507	1,211,219
Total debt and finance leases (f) (g)	2,663,211	2,827,684	3,007,724	497,724	501,839
Total shareholders' equity	3,029,654	2,856,144	3,022,579	301,473	217,434

	Year Ended December 31,
	2019	2018(a)	2017(b)	2016	2015
	(in thousands)
Statement of Cash Flow Data:
Net cash provided by (used in):
Operating activities	$318,481	$303,448	$198,258	$109,490	$204,740
Investing activities	(81,661)	(145,485)	(1,722,844)	(31,353)	(21,111)
Financing activities	(215,469)	(319,356)	1,734,368	(53,316)	(211,399)
Capital expenditures	(63,973)	(54,595)	(43,896)	(31,353)	(21,111)

Other Financial Data:
Backlog (h)	$8,904,200	$8,193,600	$3,796,444	$1,878,267	$1,701,587
Net new business awards (h)	5,453,555	3,888,359	1,819,348	1,216,871	1,114,065
Net Book-to-Bill ratio (i)	1.17x	1.22x	1.25x	1.19x	1.23x
(a)We adopted ASC Topic 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.
(b)We completed our Merger with inVentiv on August 1, 2017. Our consolidated financial results include the financial results of inVentiv as of and since the date of the Merger.
(c)Restructuring and other costs consist primarily of: (i) severance costs associated with a reduction/optimization of our workforce in line with our expectations of future business operations; (ii) transition costs associated with the change in our Chief Executive Officer (2016 and 2017 only); (iii) termination costs in connection with abandonment and closure of redundant facilities and other lease-related charges; and (iv) consulting costs incurred for the continued consolidation of legal entities and restructuring of our contract management process to meet the requirements of accounting regulation changes.
(d)Transaction and integration-related expenses consist of fees associated with business combinations, stock repurchases and secondary stock offerings, debt placement and refinancings, and other corporate transactions costs.
(e)During the year ended December 31, 2017, we recorded an impairment charge of $30.0 million related to the impairment of our INC Research tradename in connection with our rebranding in 2018. During the year ended December 31, 2015, we recorded a $3.9 million impairment charge related to goodwill and long-lived assets associated with our Phase I Services reporting unit, a component of our Clinical Solutions segment.
(f)Total assets and total debt and finance leases have been reduced by $7.1 million, $13.6 million, $20.7 million, $2.3 million, and $3.2 million of debt issuance costs associated with our term loans as of December 31, 2019, 2018, 2017, 2016, and 2015, respectively.
(g)Total debt and finance leases include a premium of $32.3 million and $38.7 million related to our 7.5% Senior Unsecured Notes due 2024 (the "Senior Notes"), net of original issue debt discounts for the term loans, as of December 31, 2018 and 2017, respectively. There were no discounts or premiums associated with our Senior Notes as of December 31, 2019, 2016, or 2015.
(h)Backlog consists of anticipated future revenue from contract and pre-contract commitments that are supported by written communications. Net new business awards represent the value of future revenue awarded during the period. Beginning in 2018, backlog includes amounts associated with Deployment Solutions within our Commercial Solutions segment and net new business awards include amounts associated with our Commercial Solutions segment. Beginning in 2018, backlog includes amounts associated with reimbursable out-of-pocket expenses. Beginning in 2019, net new business awards include amounts associated with reimbursable out-of-pocket expenses. Refer to Part II, Item 7, "Management's Discussion and Analysis - New Business Awards and Backlog" in this Annual Report on Form 10-K for a description of our current policy.
(i)Net book-to-bill ratio represents "net new business awards" divided by revenue. We believe net book-to-bill ratio is commonly used in our industry and represents a useful indicator of our potential future revenue growth rate in that it measures the rate at which we are generating net new business awards compared to our current revenues. We cannot assure you that the net book-to-bill ratio is predictive of future financial performance because it will likely be impacted by a number of factors, including the size and duration of projects, which can be performed over several years, project change orders resulting in increases or decreases in project scope, and cancellations.

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
This section of the Form 10-K generally discusses our results of operations for the years ended December 31, 2019 and 2018, including a year-to-year comparison between 2019 and 2018. For a full discussion related to the results of operations for the year ended December 31, 2017, including a year-to-year comparison between 2018 and 2017, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K for the year ended December 31, 2018.
Overview of Our Business and Services
Syneos Health, Inc. (the “Company,” “we,” “us,” and “our”) is a leading global biopharmaceutical solutions organization providing a full suite of clinical and commercial services to customers in the biopharmaceutical, biotechnology, and medical device industries. We offer both standalone and integrated biopharmaceutical product development solutions through our Contract Research Organization (“CRO”) and Contract Commercial Organization (“CCO”), ranging from Early Phase (Phase I) clinical trials to the full commercialization of biopharmaceutical products, with the goal of increasing the likelihood of regulatory approval and commercial launch success.
On August 1, 2017 (the "Merger Date"), we completed a merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc. under the terms of the merger agreement dated May 10, 2017 (the “Merger Agreement”). Upon closing, inVentiv was merged with and into the Company, and the separate corporate existence of inVentiv ceased. See further discussion in "Note 3 - Business Combinations" to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for additional details on the Merger. The results of inVentiv’s operations are included in our consolidated statements of operations beginning on the Merger Date.
Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions. Our management reviews segment performance and allocates resources based upon segment revenue and segment operating income. Our Clinical Solutions segment offers both full service and functional service provider ("FSP") capabilities spanning Phase I to IV clinical development, including Real World and Late Phase, to assist customers with bringing new therapies to the market. We deliver fit-for-purpose clinical development solutions through full service global studies including patient recruitment, site start-up, project management, clinical monitoring, drug safety/pharmacovigilance, medical affairs, clinical data management, electronic data capture, and biostatistics. We can also offer this broad range of services on an unbundled or functional basis, based on customers' specific needs. Our Commercial Solutions segment delivers flexible, targeted, multi-channel commercialization services including Deployment Solutions, communications solutions (public relations and advertising), and consulting services. Our broad range of commercialization services can be delivered as an integrated solution or on an individual basis including field teams with a variety of marketing, reimbursement, and specialized clinical resources, advertising, medical communications, behavioral insights, brand naming and development, recruiting services, pricing and market access, public relations, risk management, and training solutions. We also offer an integrated, end-to-end product development solution, Syneos One™, which integrates services across the full clinical development and commercialization continuum and utilizes resources within both segments. See further discussion in "Note 13 - Segment Information" to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.

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
•the customer has entered or intends to enter into a comprehensive contract as soon as practicable; and
•for awards related to Deployment Solutions and functional service provider offerings, a maximum of twelve months of services are included in the award value.
In addition, we continually evaluate our backlog to determine if any of the previously awarded work is no longer expected to be performed, regardless of whether we have received formal cancellation notice from the customer. If we determine that any previously awarded work is no longer probable of being performed, we remove the value from our backlog based on the risk of cancellation. We recognize revenue from these awards as services are performed, provided we have entered into a contract with the customer.
We report new business awards for our Clinical Solutions and Commercial Solutions segments as well as backlog for our Clinical Solutions segment and Deployment Solutions within our Commercial Solutions segment. We do not report backlog for the remaining service offerings in the Commercial Solutions segment. Prior to 2018, we only reported backlog and new business awards for the Clinical Solutions segment.
On January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers and as a result, we no longer present service revenue and revenue associated with reimbursable out-of-pocket expenses separately in our consolidated statements of operations. We have not adjusted our 2018 or 2017 net new business awards to incorporate revenue associated with reimbursable out-of-pocket expenses.
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
Our backlog was as follows as of December 31, 2019 and 2018 (in millions):

	2019	2018	Change
Clinical Solutions	$8,220.0	$7,502.3	$717.7	9.6%
Commercial Solutions - Deployment Solutions	684.2	691.3	(7.1)	(1.0)%
Total backlog	$8,904.2	$8,193.6	$710.6	8.7%
We expect approximately $4.00 billion of our backlog at December 31, 2019 will be recognized as revenue during 2020. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.

Net New Business Awards
New business awards, net of cancellations, were as follows for the years ended December 31, 2019, 2018, and 2017 (in millions):

	Year Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
Clinical Solutions	$4,148.0	$2,747.8	$1,819.3	$1,400.2	51.0%	$928.5	51.0%
Commercial Solutions	1,305.6	1,140.6	—	165.0	14.5	1,140.6	n/m
Total net new business awards	$5,453.6	$3,888.4	$1,819.3	$1,565.2	40.3%	$2,069.1	113.7%
New business awards have varied and may continue to vary significantly from year to year. Fluctuations in our net new business award levels often result from the fact that we may receive a small number of relatively large orders in any given reporting period. Because of these large orders, our backlog and net new business awards in a reporting period may reach levels that are not sustainable in subsequent reporting periods.
We believe that our backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will continue to be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect that the rate at which our backlog and net new business awards convert into revenue is likely to decrease, and the duration of projects and the period over which related revenue is recognized to lengthen. For more information about risks related to our backlog see Part I, Item 1A, "Risk Factors—Risks Related to Our Business—Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog" in this Annual Report on Form 10-K.

Results of Operations
Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018
The following table sets forth amounts from our consolidated financial statements along with the percentage change for the years ended December 31, 2019, 2018, and 2017 (dollars in thousands):

	Year Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
Revenue	$4,675,815	$4,390,116	$1,852,843	$285,699	6.5%	$2,537,273	136.9%
Reimbursable out-of-pocket expenses	—	—	819,221	—	—	(819,221)	n/m
Total revenue	4,675,815	4,390,116	2,672,064	285,699	6.5%	1,718,052	64.3%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	3,645,905	3,434,310	1,232,023	211,595	6.2%	2,202,287	178.8%
Reimbursable out-of-pocket expenses	—	—	819,221	—	—	(819,221)	n/m
Selling, general, and administrative expenses	446,281	406,305	282,620	39,976	9.8%	123,685	43.8%
Restructuring and other costs	42,135	50,793	33,315	(8,658)	(17.0)%	17,478	52.5%
Transaction and integration-related expenses	61,275	64,841	123,815	(3,566)	(5.5)%	(58,974)	(47.6)%
Asset impairment charges	—	—	30,000	—	—	(30,000)	n/m
Depreciation and amortization	242,465	273,685	179,936	(31,220)	(11.4)%	93,749	52.1%
Total operating expenses	4,438,061	4,229,934	2,700,930	208,127	4.9%	1,529,004	56.6%
Income (loss) from operations	237,754	160,182	(28,866)	77,572	48.4%	189,048	654.9%
Total other expense, net	(136,045)	(102,924)	(83,011)	(33,121)	(32.2)%	(19,913)	(24.0)%
Income (loss) before provision for income taxes	101,709	57,258	(111,877)	44,451	77.6%	169,135	n/m
Income tax benefit (expense)	29,549	(32,974)	(26,592)	62,523	n/m	(6,382)	(24.0)%
Net income (loss)	$131,258	$24,284	$(138,469)	$106,974	440.5%	$162,753	117.5%
Revenue
Revenue increased by $0.29 billion, or 6.5%, to $4.68 billion for the year ended December 31, 2019 from $4.39 billion for the year ended December 31, 2018.
For the year ended December 31, 2019, our revenue increased compared to the prior year primarily driven by growth in both our Clinical Solutions and Commercial Solutions segments as discussed below.
Revenue from our top five customers accounted for approximately 23% and 24% of revenue for the years ended December 31, 2019 and 2018, respectively. No single customer accounted for greater than 10% of our total consolidated revenue for the year ended December 31, 2019. During the year ended December 31, 2018, one customer accounted for approximately 11% of our revenue, which was primarily earned in our Clinical Solutions segment.

Revenue for each of our segments consisted of the following (dollars in thousands):

	Year Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
Clinical Solutions	$3,421,596	$3,211,202	$1,459,968	$210,394	6.6%	$1,751,234	120.0%
% of total	73.2%	73.1%	78.8%
Commercial Solutions	1,254,219	1,178,914	392,875	75,305	6.4%	786,039	200.1%
% of total	26.8%	26.9%	21.2%
Total revenue	$4,675,815	$4,390,116	$1,852,843	$285,699	6.5%	$2,537,273	136.9%
Clinical Solutions
For the year ended December 31, 2019, revenue attributable to our Clinical Solutions segment increased by $0.21 billion, or 6.6%, to $3.42 billion from $3.21 billion for the year ended December 31, 2018. The increase was primarily due to higher revenue from net new business awards. This increase was partially offset by the negative impact of fluctuations in foreign currency exchange rates of $36.0 million.
Commercial Solutions
For the year ended December 31, 2019, revenue attributable to our Commercial Solutions segment increased by $0.08 billion, or 6.4%, to $1.25 billion from $1.18 billion for the year ended December 31, 2018. The increase was primarily due to higher revenue from net new business awards, including expansion in Europe, and our acquisition of Kinapse Topco Limited (“Kinapse”) during the third quarter of 2018. These revenue increases were partially offset by a decline in medication adherence services revenue due to project delays and cancellations and the negative impact of fluctuations in foreign currency exchange rates of $4.6 million.
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
Direct costs consisted of the following (dollars in thousands):

	Year Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
Direct costs (exclusive of depreciation and amortization)	$3,645,905	$3,434,310	$1,232,023	$211,595	6.2%	$2,202,287	178.8%
% of revenue	78.0%	78.2%	66.5%
Gross margin %	22.0%	21.8%	33.5%
For the year ended December 31, 2019, our direct costs increased by $0.21 billion, or 6.2%, to $3.65 billion from $3.43 billion for the year ended December 31, 2018. The increase was primarily driven by higher compensation and related costs and reimbursable out-of-pocket expenses, as well as direct costs from Kinapse, which was acquired during the third quarter of 2018. These increases were partially offset by a favorable impact from foreign currency exchange rate fluctuations.

Clinical Solutions
Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Year Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
Direct costs	$2,616,249	$2,477,920	$930,176	$138,329	5.6%	$1,547,744	166.4%
% of segment revenue	76.5%	77.2%	63.7%
Segment gross margin %	23.5%	22.8%	36.3%
For the year ended December 31, 2019, Clinical Solutions direct costs increased by $138.3 million, or 5.6%, as compared to the year ended December 31, 2018. The increase was primarily due to higher reimbursable out-of-pocket expenses and an increase in compensation and related costs due to higher billable headcount to support revenue growth. These increases were partially offset by a favorable impact from foreign currency exchange rate fluctuations.
Gross margins for the Clinical Solutions segment were 23.5% and 22.8% for the years ended December 31, 2019 and 2018, respectively. Gross margin was higher during the year ended December 31, 2019 as compared to the prior year primarily due to improved operating leverage, net realized cost synergies and a favorable impact from foreign currency exchange rate fluctuations. These increases in gross margin were partially offset by higher reimbursable out-of-pocket expenses and costs associated with certain new strategic relationships with large pharmaceutical customers.
Commercial Solutions
Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Year Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
Direct costs	$1,000,645	$937,060	$291,310	$63,585	6.8%	$645,750	221.7%
% of segment revenue	79.8%	79.5%	74.1%
Segment gross margin %	20.2%	20.5%	25.9%
For the year ended December 31, 2019, Commercial Solutions direct costs increased by $63.6 million, or 6.8%, as compared to the year ended December 31, 2018. The increase was primarily related to an increase in compensation and related costs, higher reimbursable out-of-pocket expenses, as well as direct costs from Kinapse, which was acquired during the third quarter of 2018.
Gross margins for the Commercial Solutions segment were 20.2% and 20.5% for the years ended December 31, 2019, and 2018, respectively. Gross margin was lower during the year ended December 31, 2019 as compared to the prior year primarily due to the impact of expansion in Europe and an unfavorable revenue mix.

Selling, General and Administrative Expenses
For the years ended December 31, 2019, 2018, and 2017, selling, general and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
Selling, general and administrative expenses	$446,281	$406,305	$282,620	$39,976	9.8%	$123,685	43.8%
% of total revenue	9.5%	9.3%	10.6%
The increase in selling, general, and administrative expenses for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily caused by higher compensation and related costs, as well as incremental costs from Kinapse, which was acquired during the third quarter of 2018. The increase in compensation and related costs was primarily due to strategic investments in some of our key functions including business development, our Syneos OneTM product offering, and information technology. These increases were partially offset by realized cost synergies and a favorable impact from foreign currency exchange rate fluctuations.
Restructuring and Other Costs
Restructuring and other costs were $42.1 million, $50.8 million, and $33.3 million for the years ended December 31, 2019, 2018, and 2017, respectively. In connection with the Merger, we established a restructuring plan to eliminate redundant positions and reduce our facility footprint worldwide. We expect to continue the ongoing evaluations of our workforce and facilities infrastructure needs in an effort to optimize our resources. Additionally, during the years ended December 31, 2019, 2018, and 2017, we incurred employee severance costs and facility closure costs for non Merger-related restructuring activities.
Restructuring and other costs consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Merger-related restructuring and other costs:
Employee severance and benefit costs	$12,029	$18,021	$11,274
Facility and lease termination costs	12,940	24,090	2,213
Other merger-related costs	—	560	2,047
Non Merger-related restructuring and other costs:
Employee severance and benefit costs	13,214	1,922	8,641
CEO transition and retention costs	—	—	753
Facility and lease termination costs	3,262	1,567	1,331
Consulting fees	—	3,488	4,975
Other costs	690	1,145	2,081
Total restructuring and other costs	$42,135	$50,793	$33,315
We expect to continue to incur significant costs related to the restructuring of our operations in order to achieve our targeted synergies as a result of the Merger. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of our combined operations.

Transaction and Integration-Related Expenses
Transaction and integration-related expenses consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Professional fees	$34,538	$56,207	$68,967
Share-based compensation expense	—	—	31,327
Debt modification and related expenses	5,396	1,726	5,255
Integration and personnel retention-related costs	4,081	18,475	28,616
Fair value adjustments to contingent obligations	17,260	(11,590)	(12,276)
Other	—	23	1,926
Total transaction and integration-related expenses	$61,275	$64,841	$123,815
We expect to incur additional integration-related expenses associated with the Merger. The timing and amount of these expenses will depend on the identification of synergy opportunities and the timing and execution of our integration activities.
In addition, we incurred consulting and other professional fees during the years ended December 31, 2019 and 2018 related to the continued consolidation of our legal entities and process changes to meet the requirements of new accounting standards.
The increase in the fair value adjustments to contingent obligations during the year ended December 31, 2019 as compared to 2018 is primarily due to an increase in the estimate of the transaction tax deduction benefit associated with Double Eagle's acquisition of inVentiv in 2016.
Goodwill and Intangible Asset Impairment Charges
There were no asset impairment charges during the years ended December 31, 2019 or 2018.
Depreciation and Amortization Expense
Total depreciation and amortization expense was $242.5 million and $273.7 million for the years ended December 31, 2019 and 2018, respectively. The decrease in total depreciation and amortization expense in 2019 compared to 2018 was primarily due to a decrease in amortization expense from intangible assets resulting from business combinations completed in prior periods, partially offset by an increase in depreciation expense from continued investment in information technology and facilities to support growth in our operational capabilities and optimization of our infrastructure.

Other Expense, Net
The components of other (expense) income, net were as follows (in thousands):

	Year Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
Interest income	$7,542	$3,686	$1,182	$3,856	104.6%	$2,504	211.8%
Interest expense	(129,820)	(130,701)	(63,725)	881	0.7%	(66,976)	(105.1)%
Gain (loss) on extinguishment of debt	10,395	(4,153)	(622)	14,548	n/m	(3,531)	(567.7)%
Other (expense) income, net	(24,162)	28,244	(19,846)	(52,406)	n/m	48,090	n/m
Total other expense, net	$(136,045)	$(102,924)	$(83,011)	$(33,121)	(32.2)%	$(19,913)	(24.0)%
Total other expense, net was $(136.0) million and $(102.9) million for the years ended December 31, 2019 and 2018, respectively. The increase in total other expense, net was primarily due to lower other income, net, in 2019 as compared to 2018, which primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency.
The gain on extinguishment of debt was $10.4 million for the year ended December 31, 2019 compared to a loss on extinguishment of debt of $4.2 million for the year ended December 31, 2018. These were incurred primarily as a result of our debt prepayments and refinancing transactions.
Income Tax Expense
For the year ended December 31, 2019, we recorded an income tax benefit of $29.5 million, on pre-tax income of $101.7 million. The effective income tax rate for the year ended December 31, 2019 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to: (i) the recognition of tax benefit as a result of releasing the prior year accrual for the base erosion and anti-abuse tax; (ii) foreign income such as the Global Intangible Low-Taxed Income provisions; and (iii) valuation changes on domestic deferred tax assets. During 2019, sufficient positive evidence became available to allow us to reach a conclusion that a significant portion of our domestic valuation allowance was no longer needed. Consequently, such release of our valuation allowance resulted in a decrease to income tax expense of $68.5 million.
For the year ended December 31, 2018, we recorded income tax expense of $33.0 million, on pre-tax income of $57.3 million. For the year ended December 31, 2018, variances between the effective tax rate and statutory income tax rate of 21.0% were primarily due to: (i) the recognition of tax expense as a result of the base erosion and anti-abuse tax; (ii) the recognition of unfavorable discrete adjustments related to foreign currency exchange; (iii) the foreign income inclusion related to GILTI; and (iv) the decrease in the valuation allowance as described in "Note 11 - Income Taxes" to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
We currently maintain a valuation allowance against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of December 31, 2019. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources
Key measures of our liquidity are as follows as of December 31 (in thousands):

	2019	2018
Balance sheet statistics:
Cash and cash equivalents	$163,227	$153,863
Restricted cash	462	2,069
Working capital (excluding restricted cash)	45,241	(13,305)
As of December 31, 2019, we had $163.7 million of cash, cash equivalents, and restricted cash. As of December 31, 2019, substantially all of our cash, cash equivalents and restricted cash was held within the United States. In addition, we had $581.2 million (net of $18.8 million in outstanding letters of credit ("LOC")) available for borrowing under our $600.0 million revolving credit facility (the "Revolver").
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
Indebtedness
As of December 31, 2019, we had approximately $2.68 billion of total principal indebtedness (including $54.7 million of current and non-current lease obligations), consisting of $2.35 billion in term loan debt, and $275.0 million in borrowings against the accounts receivable financing agreement. Approximately $1.67 billion of our indebtedness was subject to variable interest rates. During the year ended December 31, 2019, we made voluntary prepayments of $246.8 million that were applied against the regularly-scheduled quarterly principal payments of the Term Loan B. Additionally, during the year ended December 31, 2019, we made mandatory principal payments of $12.5 million towards our Term Loan A.
Redemption of Senior Notes
On October 2, 2019, we drew down the $400.0 million Term Loan A balance and used the proceeds and cash on hand to redeem all of the Senior Notes for $403.0 million and pay a $15.1 million premium related to the early redemption. As a result, the remaining unamortized premium of $31.4 million related to the Senior Notes was written off and recorded as a gain on extinguishment of debt. This gain was partially offset by the early redemption premium paid by us, resulting in a net gain on extinguishment of debt of $16.3 million.
Credit Agreement
Concurrent with the completion of the Merger, we entered into a credit agreement (as amended, the "Credit Agreement") for: (i) a $1.0 billion Term Loan A facility that matures on August 1, 2022; (ii) a $1.6 billion Term Loan B facility that matures on August 1, 2024; and (iii) a five-year $500.0 million Revolver that matures on August 1, 2022. In May 2018, we entered into Amendment No. 1 (the "Repricing Amendment") to the Credit Agreement. The Repricing Amendment reduced the overall applicable margins with respect to both Term Loan A and Term Loan B by 0.25%.
On March 26, 2019, we entered into Amendment No. 2 to the Credit Agreement (the "Second Amendment”). The Second Amendment, among other things, modified the terms of the Credit Agreement to refinance the existing Term Loan A facility and the Revolver as follows:

(a) increased the existing Term Loan A facility by $587.5 million to $1.55 billion. $187.5 million of such increase was applied at closing to repay a portion of our existing Term Loan B facility and the fees and expenses incurred in connection with the Second Amendment. The remaining $400.0 million was drawn on October 2, 2019. We used the proceeds and cash on hand to redeem all of our 7.5% Senior Unsecured Notes due 2024 (the "Senior Notes") for $403.0 million and pay a $15.1 million premium related to the early redemption;
(b) increased the existing Revolver commitments available by $100.0 million to $600.0 million, and reduced the margin spread by 0.25% overall, resulting in (i) for Adjusted Eurocurrency Rate (as defined in the Credit Agreement) loans, a margin spread of 1.50% and (ii) for Alternate Base Rate (as defined in the Credit Agreement) loans, a margin spread of 0.50%, with a single 0.25% step-down based on the achievement of certain leverage ratios; and
(c) extended the maturity of the Term Loan A facility and the Revolver to March 26, 2024.
The funded amount of the Term Loan A facility was issued net of a discount and debt issuance costs totaling $2.8 million. These costs are being accreted as a component of interest expense using the effective interest rate method over the term of this facility.
Also during the year ended December 31, 2019, in connection with the Second Amendment and Term Loan B prepayments, we recorded a $5.9 million loss on extinguishment of debt, mainly due to the write-off of the deferred issuance costs and debt discount.
Debt Covenants
The Credit Agreement contains usual and customary restrictive covenants that, among other things, place limitations on our ability to pay dividends or make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material arrangements; make acquisitions and dispose of assets; transact with affiliates; and engage in transactions that are not related to our existing business. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow us to engage in these activities under certain conditions, including our ability to: (i) pay dividends each year in an amount up to the greater of (a) 6% of the net cash proceeds received by us from any public offering and (b) 5% of our market capitalization; and (ii) pay unlimited dividends if our Secured Leverage Ratio (as defined in the Credit Agreement) is no greater than 3.0 to 1.0.
In addition, with respect to the Term Loan A and Revolver, the Credit Agreement requires the Company to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Agreement) of no more than 5.0 to 1.0 as of the last day of each fiscal quarter ending on or before December 31, 2019 (beginning with the first full fiscal quarter ending after the closing date of the Credit Agreement), and 4.5 to 1.0 from and after March 31, 2020.
As of December 31, 2019, we were in compliance with all applicable debt covenants.
Covenant Restrictions under our Lease Agreement
The lease agreement for our corporate headquarters in Morrisville, North Carolina includes a provision that may require us to issue a LOC to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). From June 14, 2017 through June 14, 2020, if our debt rating is Ba3 or better, no LOC is required, or if our debt rating is B1 or lower, a LOC equal to 25% of the remaining minimum annual rent and estimated operating expenses (approximately $22.5 million as of December 31, 2019) is required to be issued to the landlord. After June 14, 2020, if our debt rating is Ba2 or better, no LOC is required; if the debt rating is Ba3, a LOC equal to 25% of the then remaining minimum annual rent and estimated operating expenses is required to be issued to the landlord; or if our debt rating is B1 or lower, a LOC equal to 100% of the then remaining minimum annual rent and estimated operating expenses is required to be issued to the landlord. These LOCs would remain in effect until our debt rating is Ba2 or better and maintained for a twelve-month period. As of December 31, 2019 (and through the date of this filing), our debt rating was such that no LOC is currently required. Any letters of credit issued in accordance with the aforementioned requirements could be issued under our Revolver, and if issued under our Revolver, would reduce its available borrowing capacity by the same amount.
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
Accounts Receivable Financing Agreement
We have an accounts receivable financing agreement (as amended) under which we can borrow up to $275.0 million with a termination date of September 30, 2021. This agreement is secured by a lien on certain receivables and other assets, and we have guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under this agreement. The available borrowing capacity varies monthly according to the levels of our eligible accounts receivable and unbilled receivables. Loans under this agreement will accrue interest at a reserve-adjusted LIBOR rate or a base rate equal to the higher of (i) the applicable lender's prime rate and (ii) the federal funds rate plus 0.50%. We may prepay loans upon one business day's prior notice and may terminate or reduce the facility limit of the accounts receivable financing agreement with 15 days' prior notice. As of December 31, 2019, we had $275.0 million of outstanding borrowings under this agreement with no remaining borrowing capacity available.
Interest Rates
We have entered into various interest rate swaps in an effort to limit our exposure to variable interest rates on our term loans.
In May 2016, we entered into an interest rate swap that had an initial notional value of $300.0 million and became effective on June 30, 2016. A portion of the interest rate swaps expired on June 30, 2018, with the remainder expiring on May 14, 2020. As of December 31, 2019, the remaining notional value of these interest rate swaps was $100.0 million
In June 2018, we entered into two floating fixed interest rate swaps with multiple counterparties to reduce our exposure to changes in floating interest rates on our term loans. The first interest rate swap had an aggregate notional value of $1.22 billion, began accruing interest on June 29, 2018, and expired on December 31, 2018. The second interest rate swap had an initial aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and will expire on June 30, 2021. As of December 31, 2019, the remaining notional value of this interest rate swap was $851.9 million.
As a result, the percentage of our total principal debt (excluding leases) that is subject to fixed interest rates was approximately 36% at December 31, 2019.

Stock Repurchase Program
On February 26, 2018, our Board of Directors ("Board") authorized the repurchase of up to an aggregate of $250.0 million of our common stock to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or privately negotiated transactions through December 31, 2019 (the "stock repurchase program"). On December 5, 2019, our Board approved an expansion and extension of the stock repurchase program. The Board increased the share repurchase authorization of our common stock to $300.0 million and extended the term of the program to December 31, 2020. We intend to use cash on hand and future free cash flow to fund the stock repurchase program.
We are not obligated to repurchase any particular amount of our common stock, and the stock repurchase program may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases is determined by our management based on a variety of factors such as our corporate requirements for cash, overall market conditions, and the market price of our common stock. The stock repurchase program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq exchange rules.
The following table sets forth repurchase activity under the stock repurchase program from inception through December 31, 2019:

Period	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2018	948,100	$39.55	$37,493
April 2018	1,024,400	$36.60	37,492
January 2019	552,100	$39.16	21,623
February 2019	120,600	$41.40	4,993
June 2019	509,100	$45.29	23,055
August 2019	141,100	$49.93	7,045
Total	3,295,400		$131,701
As of December 31, 2019, we had remaining authorization to repurchase up to approximately $168.3 million of our common stock under the stock repurchase program.

Cash, Cash Equivalents and Restricted Cash
Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Year Ended December 31,			Change
	2019	2018	2017	2019 to 2018		2018 to 2017
Net cash provided by operating activities	$318,481	$303,448	$198,258	$15,033	5.0%	$105,190	53.1%
Net cash used in investing activities	(81,661)	(145,485)	(1,722,844)	63,824	43.9%	1,577,359	91.6%
Net cash (used in) provided by financing activities	(215,469)	(319,356)	1,734,368	103,887	32.5%	(2,053,724)	n/m
Cash Flows from Operating Activities
Cash flows from operating activities increased by $15.0 million during the year ended December 31, 2019 as compared to the prior year. The increase is primarily due to higher cash-related net income partially offset by changes in operating assets and liabilities. Fluctuations in accounts receivable, unbilled services, contract assets, and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers, and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services, and deferred revenue can vary significantly from period to period.
As a result of our integration activities associated with the Merger and our acquisition activity, we have incurred substantial expenses that negatively impacted our cash flow from operating activities. For example, during the years ended December 31, 2019 and 2018, we incurred $44.0 million and $76.4 million, respectively, of expenses that impacted our operating cash flows or will impact operating cash flows in the future. We anticipate that we will continue to incur costs related to our integration efforts.
Cash Flows from Investing Activities
For the year ended December 31, 2019, we used $81.7 million in cash for investing activities, which consisted primarily of $64.0 million for purchases of property and equipment and $17.0 million for investments in unconsolidated affiliates. We continue to closely monitor our capital expenditures while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.
For the year ended December 31, 2018, we used $145.5 million in cash for investing activities. In particular, we paid $90.9 million for our acquisition of Kinapse (net of cash acquired) and $54.6 million for purchases of property and equipment.
Cash Flows from Financing Activities
For the year ended December 31, 2019, we used $215.5 million in cash for financing activities, which consisted primarily of net repayments on term loan debt and Senior Notes and payments for the repurchase of our common stock. These payments were partially offset by net proceeds from our Term Loan A, our accounts receivable financing agreement, and proceeds received from the exercise of stock options.
For the year ended December 31, 2018, we used $319.4 million in cash for financing activities, which consisted primarily of net repayments on term loan debt and payments for the repurchase of our common stock. These payments were partially offset by net proceeds from our accounts receivable financing agreement.

Inflation
Our long-term contracts generally include inflation or cost of living adjustments for the portion of the services to be performed beyond one year from the contract date. In the event actual inflation rates are greater than our contractual inflation rates or cost of living adjustments, inflation could have a material adverse effect on our operations or financial condition.
Contractual Obligations and Commitments
The following table summarizes our expected material contractual obligations as of December 31, 2019 (in thousands):

	Payment Due by Period
	Total	2020	2021 to 2022	2023 to 2024	2025 and thereafter
Long-term debt principal	$2,620,564	$58,125	$526,876	$2,035,563	$—
Interest on long-term debt	415,327	108,280	193,131	113,916	—
Noncancellable purchase commitments	96,026	71,978	24,048	—	—
Operating leases	311,162	49,538	92,410	67,705	101,509
Finance leases, including interest	58,172	19,428	32,820	5,924	—
Deferred compensation plan (a)	21,176	(a)	(a)	(a)	(a)
Commitments to unconsolidated affiliates (b)	21,398	(b)	(b)	(b)	(b)
Contingent obligations assumed in business combinations (c)	37,324	26,557	(c)	(c)	(c)
Total	$3,581,149	$333,906	$869,285	$2,223,108	$101,509
(a) The deferred compensation plan liability is recorded in other long-term liabilities in the consolidated balance sheets. The obligations are upon retirement or termination of employment. We have established an irrevocable trust to hold assets to fund benefit obligations under the deferred compensation plan, but cannot reasonably estimate the amount or timing of payments, if any, that we will make related to this liability.
(b) We are currently committed to invest $21.5 million in private equity funds. As of December 31, 2019, we have funded approximately $6.9 million of these commitments and we have approximately $14.6 million remaining to be funded for which we are unable to estimate the amount or timing of payments. See "Note 7 - Fair Value Measurements" to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form10-K for further information.
(c) Due to the uncertainties of our ability to realize certain pre-Merger transaction tax deductions, we are not able to estimate the timing of the assumed contingent tax-sharing obligation payments beyond one year.
The interest payments on long-term debt in the above table are based on interest rates in effect as of December 31, 2019. See "Note 4 - Long-Term Debt Obligations" to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K for further information on the terms and conditions of our Credit Agreement.
As of December 31, 2019, we have recorded a tax liability for unrecognized tax benefits for uncertain tax positions of $27.3 million that has not been included in the above table due to the uncertainties in the timing of the settlement of the income tax positions.
We are a party to supplier contracts related to clinical services that if canceled would require payment for services performed and potentially additional services required to protect the safety of subjects. The value of these potential wind-down provisions is not practical to estimate.
Off-balance Sheet Arrangements
We do not have any off-balance sheet arrangements except for letters of credit.

Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the periods presented in the financial statements. Examples of estimates and assumptions include, but are not limited to, determining the fair value of goodwill and intangible assets and their potential impairment, useful lives of tangible and intangible assets, useful lives of assets subject to leases, allowances for doubtful accounts, potential future outcomes of events for which income tax consequences have been recognized in our consolidated financial statements or tax returns, valuation allowances for deferred tax assets, fair value of share-based compensation and its recognition period, claims and insurance and self-insurance accruals, loss contingencies, fair value of derivative instruments and related hedge effectiveness, fair value of contingent tax sharing obligations, and judgments related to revenue recognition, among others. In addition, estimates and assumptions are used in the accounting for the Merger and other business combinations, including the fair value and useful lives of acquired tangible and intangible assets and the fair value of assumed liabilities.
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
Revenue Recognition
We adopted ASC Topic 606, Revenue from Contracts with Customers and all the related amendments (“new revenue standard” or “ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. Our reported results for the years ended December 31, 2019 and 2018 reflect the application of ASC 606, while the reported results for the year ended December 31, 2017 were prepared under ASC Topic 605, Revenue Recognition and other authoritative guidance in effect for this period. In accordance with ASC 606, revenue is recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these services.
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
The largest of the service offerings within the Commercial Solutions segment relates to Deployment Solutions. Deployment Solutions contracts consist of services to promote and sell commercial products on behalf of a customer. The remaining Commercial Solutions contracts are generally short-term, month-to-month contracts or time and materials contracts. As such, Commercial Solutions revenue is generally recognized as services are performed for the amount we estimate we are entitled to for the period. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of labor costs expended to total labor costs expected to complete the contract.
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
We completed our annual impairment test for potential impairment as of October 1, 2019 for all of our reporting units, determining that there were no impairments. As of December 31, 2019, we assigned goodwill to five reporting units. Our goodwill is principally related to the Merger completed on August 1, 2017.
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
We recognize a tax benefit from an uncertain tax position only if we believe it is more likely than not to be sustained upon examination based on the technical merits of the position. Judgment is required in determining what constitutes an individual tax position, as well as the assessment of the outcome of each tax position. We consider many factors when evaluating and estimating tax positions and tax benefits. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in domestic and foreign jurisdictions. The amount of the accrual for which an exposure exists is measured as the largest amount of benefit determined on a cumulative probability basis that we believe is more likely than not to be realized upon ultimate settlement of the position. If the calculation of liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or benefit, respectively, would result. Unrecognized tax benefits are presented as either a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward or as a liability.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the U.S. tax code. As further guidance is issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, any resulting changes to our income taxes will be treated in accordance with relevant accounting guidance.
As a result of the Tax Act and the GILTI provisions, sufficient positive evidence became available to allow us to reach a conclusion that a significant portion of the domestic valuation allowance was no longer needed. We elected to use the tax law ordering approach to determine the realizability of our deferred tax assets. Consequently, such release of the valuation allowance resulted in the recognition of certain deferred tax assets and a decrease to the income tax expense in the period ended December 31, 2019.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates, and other relevant market rate or price changes. In the ordinary course of business, we are exposed to various market risks, including changes in foreign currency exchange rates and interest rates, and we regularly evaluate our exposure to such changes. Our overall risk management strategy seeks to balance the magnitude of the exposure and the cost and availability of appropriate financial instruments. From time to time, we have utilized forward exchange contracts to manage our foreign currency exchange rate and interest rate risk.
Foreign Currency Exchange Rates
Approximately 18% of our revenues for the years ended December 31, 2019 were denominated in currencies other than the U.S. dollar. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. During 2019 and 2018, the most significant currency exchange rate exposures were the British Pound, Euro, Canadian Dollar, and Japanese Yen. A hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for 2019 by approximately $78.1 million. The impact of this could be partially offset by exchange rate fluctuation provisions stated in some of our contracts with customers designed to mitigate our exposure to fluctuations in currency exchange rates over the life of the contract. For example during the year ended December 31, 2019, our revenue was reduced by $7.4 million to reflect the reduced operating costs required to fulfill the contracts as a result of the fluctuations in foreign currency exchange rates. We do not have significant operations in countries in which the economy is considered to be highly inflationary.
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
Interest Rates
We are subject to market risk associated with changes in interest rates. In May 2016, we entered into floating to fixed interest rate swaps with a combined notional value of $300.0 million to reduce our earnings exposure related to changes in floating interest rates on our term loans. The swaps became effective on June 30, 2016, and a portion of the interest rate swaps expired on June 30, 2018, with the remainder expiring on May 14, 2020. As of December 31, 2019, the remaining notional value of these interest rate swaps was $100.0 million. In June 2018, we entered into two additional interest rate swaps with multiple counterparties. The first interest rate swap had an aggregate notional value of $1.22 billion, began accruing interest on June 29, 2018, and expired on December 31, 2018. The second interest rate swap had an initial aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and will expire on June 30, 2021. As of December 31, 2019, the remaining notional value of this interest rate swap was $851.9 million.
At December 31, 2019 and 2018, we had $2.68 billion and $2.81 billion, respectively, of total principal indebtedness (including finance leases of $54.7 million and $40.6 million, respectively), of which $1.67 billion and $1.26 billion, respectively, was subject to variable interest rates. Each quarter-point increase or decrease in the applicable interest rate at December 31, 2019 and 2018 would change our annual interest expense by approximately $4.2 million and $3.1 million, respectively.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Syneos Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syneos Health, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows, and shareholders’ equity, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for Leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Leases, and changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers.
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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue — Full Service Clinical Contracts — Refer to Notes 1 and 12 to the consolidated financial statements

Critical Audit Matter Description

The majority of the Company’s Clinical Solutions segment contracts have a single performance obligation because the promise to transfer individual services is not separately identifiable from other promises in the contracts, and therefore, is not distinct. Revenue is recognized over time using an input measure of progress. The input measure reflects costs (including investigator payments and pass-through costs) incurred to date relative to total estimated costs to complete (“cost-to-cost measure of progress”). Under the cost-to-cost measure of progress methodology, revenue is recorded proportionally to costs incurred. Contract costs principally include direct labor, investigator payments, and pass-through costs. The accounting for these contracts involves judgment, particularly as it relates to estimating total contract costs for the performance obligation, which are based on various assumptions to project future outcomes of events that often span several years.
Given the judgments necessary to estimate total contract costs and profit in order to estimate the amount of revenue to recognize for certain long-term clinical research contracts, auditing such estimates involved especially subjective judgment.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total contract costs and profit to estimate the amount of revenue to recognize for full service clinical research contracts included the following, among others:
•We tested the effectiveness of controls over long-term contract revenue, including those over the estimates of total contract costs and profit related to the performance obligation.
•We selected a sample of long-term contracts and performed the following:
–Evaluated whether the contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.
–Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any contract modifications that were agreed upon with the customers.
–Tested management’s identification of distinct performance obligations by evaluating whether the underlying services were highly interdependent and interrelated.
–Tested the accuracy and completeness of the total contract costs incurred to date for the performance obligation.
–Evaluated the estimates of total contract cost and profit for the performance obligation by:
◦Comparing costs incurred to date to the costs management estimated to be incurred to date.
◦Evaluating management’s ability to achieve the estimates of total contract cost and profit by performing corroborating inquiries with the Company’s project managers and project financial analysts, and comparing the estimates to management’s work plans and cost estimates.
◦Comparing management’s estimates for the selected contracts to historical experience and original budgets, when applicable.

–Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•We evaluated management’s ability to accurately estimate total contract costs and profits by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.
/s/ Deloitte & Touche LLP
Raleigh, North Carolina
February 19, 2020

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Syneos Health, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Syneos Health, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 19, 2020 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update 2016-02, Leases, and Accounting Standards Update 2014-09, Revenue from Contracts with Customers.
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
/s/ Deloitte & Touche LLP
Raleigh, North Carolina
February 19, 2020

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Revenue	$4,675,815	$4,390,116	$1,852,843
Reimbursable out-of-pocket expenses	—	—	819,221
Total revenue	4,675,815	4,390,116	2,672,064

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	3,645,905	3,434,310	1,232,023
Reimbursable out-of-pocket expenses	—	—	819,221
Selling, general, and administrative expenses	446,281	406,305	282,620
Restructuring and other costs	42,135	50,793	33,315
Transaction and integration-related expenses	61,275	64,841	123,815
Asset impairment charges	—	—	30,000
Depreciation	76,532	72,158	44,407
Amortization	165,933	201,527	135,529
Total operating expenses	4,438,061	4,229,934	2,700,930
Income (loss) from operations	237,754	160,182	(28,866)

Other expense, net:
Interest income	7,542	3,686	1,182
Interest expense	(129,820)	(130,701)	(63,725)
Gain (loss) on extinguishment of debt	10,395	(4,153)	(622)
Other (expense) income, net	(24,162)	28,244	(19,846)
Total other expense, net	(136,045)	(102,924)	(83,011)
Income (loss) before provision for income taxes	101,709	57,258	(111,877)
Income tax benefit (expense)	29,549	(32,974)	(26,592)
Net income (loss)	$131,258	$24,284	$(138,469)

Earnings (loss) per share:
Basic	$1.27	$0.23	$(1.85)
Diluted	$1.25	$0.23	$(1.85)
Weighted average common shares outstanding:
Basic	103,618	103,414	74,913
Diluted	105,005	104,701	74,913
The accompanying notes are an integral part of these consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income (loss)	$131,258	$24,284	$(138,469)
Unrealized (loss) gain on derivative instruments, net of income tax benefit of $2,122, $782, and $10, respectively	(7,596)	(8,625)	23
Foreign currency translation adjustments, net of income tax expense of $0, $0, and $(9,005), respectively	24,198	(61,035)	19,842
Comprehensive income (loss)	$147,860	$(45,376)	$(118,604)
The accompanying notes are an integral part of these consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$163,689	$155,932
Accounts receivable and unbilled services, net	1,303,641	1,256,731
Prepaid expenses and other current assets	94,834	79,299
Total current assets	1,562,164	1,491,962
Property and equipment, net	203,926	183,486
Operating lease right-of-use assets	218,531	—
Goodwill	4,350,380	4,333,159
Intangible assets, net	973,081	1,133,612
Deferred income tax assets	37,012	9,317
Other long-term assets	108,701	103,373
Total assets	$7,453,795	$7,254,909

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$136,686	$98,624
Accrued expenses	568,911	563,527
Deferred revenue	696,907	777,141
Current portion of operating lease obligations	38,055	—
Current portion of finance lease obligations	17,777	13,806
Current portion of long-term debt	58,125	50,100
Total current liabilities	1,516,461	1,503,198
Long-term debt	2,550,395	2,737,019
Operating lease long-term obligations	218,343	—
Finance lease long-term obligations	36,914	26,759
Deferred income tax liabilities	11,101	25,120
Other long-term liabilities	90,927	106,669
Total liabilities	4,424,141	4,398,765

Commitments and contingencies (Note 17)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 103,866 and 103,372 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,039	1,034
Additional paid-in capital	3,441,471	3,402,638
Accumulated other comprehensive loss, net of tax	(71,593)	(88,195)
Accumulated deficit	(341,263)	(459,333)
Total shareholders' equity	3,029,654	2,856,144
Total liabilities and shareholders' equity	$7,453,795	$7,254,909

The accompanying notes are an integral part of these consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$131,258	$24,284	$(138,469)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	242,465	273,685	179,936
Share-based compensation	55,193	34,323	59,696
Provision for (recovery of) doubtful accounts	1,897	(4,587)	4,167
(Benefit from) provision for deferred income taxes	(40,069)	240	14,431
Foreign currency transaction adjustments	11,166	(16,165)	7,912
Asset impairment charges	—	—	30,000
Fair value adjustment of contingent obligations	17,260	(11,590)	(12,276)
(Gain) loss on extinguishment of debt	(10,395)	4,153	622
Other non-cash items	2,766	2,849	5,212
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable, unbilled services, and deferred revenue	(120,389)	(97,621)	60,623
Accounts payable and accrued expenses	28,316	60,024	(16,982)
Other assets and liabilities	(987)	33,853	3,386
Net cash provided by operating activities	318,481	303,448	198,258
Cash flows from investing activities:
Payments associated with business combinations, net of cash acquired	(712)	(90,890)	(1,678,381)
Purchases of property and equipment	(63,973)	(54,595)	(43,896)
Investments in unconsolidated affiliates	(16,976)	—	—
Other, net	—	—	(567)
Net cash used in investing activities	(81,661)	(145,485)	(1,722,844)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	582,000	—	2,598,000
Payments of debt financing costs	(2,636)	(3,062)	(25,476)
Repayments of long-term debt	(437,936)	(390,646)	(525,097)
Proceeds from accounts receivable financing agreement	127,815	187,700	—
Repayments of accounts receivable financing agreement	(22,400)	(18,300)	—
Proceeds from revolving line of credit	—	—	15,000
Repayments of revolving line of credit	—	—	(40,000)
Redemption of Senior Notes and associated breakage fees	(418,112)	—	(292,425)
Payments of contingent consideration related to business combinations	(178)	(23,102)	—
Payments of finance leases	(14,493)	(15,423)	(8,145)
Payments for repurchases of common stock	(56,716)	(74,985)	—
Proceeds from exercises of stock options	40,322	21,821	19,335
Payments related to tax withholdings for share-based compensation	(13,135)	(3,359)	(6,824)
Net cash (used in) provided by financing activities	(215,469)	(319,356)	1,734,368
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(13,594)	(4,651)	9,116
Net change in cash, cash equivalents, and restricted cash	7,757	(166,044)	218,898
Cash, cash equivalents, and restricted cash - beginning of period	155,932	321,976	103,078
Cash, cash equivalents, and restricted cash - end of period	$163,689	$155,932	$321,976

The accompanying notes are an integral part of these consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Shareholders' equity, beginning balance	$2,856,144	$3,022,579	$301,473
Impact from adoption of ASU 2014-09	—	(98,815)	—
Impact from adoption of ASU 2016-16	—	—	(2,009)
Shareholders' equity, adjusted beginning balance	2,856,144	2,923,764	299,464

Common stock:
Beginning balance	1,034	1,044	538
Business combinations	—	—	493
Stock repurchases	(13)	(19)	—
RSU distributions net of shares for tax withholding	4	1	2
Stock option exercises	14	8	11
Ending balance	1,039	1,034	1,044

Additional paid-in capital:
Beginning balance	3,402,638	3,414,389	573,176
Business combinations	—	—	2,768,978
Stock repurchases	(43,515)	(64,482)	—
RSU distributions net of shares for tax withholding	(13,152)	(3,364)	(6,826)
Stock option exercises	40,307	21,772	19,365
Share-based compensation	55,193	34,323	59,696
Ending balance	3,441,471	3,402,638	3,414,389

Accumulated other comprehensive (loss) income:
Beginning balance	(88,195)	(22,385)	(42,250)
Impact from adoption of ASU 2018-02	—	3,850	—
Adjusted beginning balance	(88,195)	(18,535)	(42,250)
Unrealized (loss) gain on derivative instruments, net of taxes	(7,596)	(8,625)	23
Foreign currency translation adjustment, net of taxes	24,198	(61,035)	19,842
Ending balance	(71,593)	(88,195)	(22,385)

Accumulated deficit:
Beginning balance	(459,333)	(370,469)	(229,991)
Impact from adoption of ASU 2014-09	—	(98,815)	—
Impact from adoption of ASU 2016-16	—	—	(2,009)
Impact from adoption of ASU 2018-02	—	(3,850)	—
Adjusted beginning balance	(459,333)	(473,134)	(232,000)
Stock repurchases	(13,188)	(10,483)	—
Net income (loss)	131,258	24,284	(138,469)
Ending balance	(341,263)	(459,333)	(370,469)

Shareholders' equity, ending balance	$3,029,654	$2,856,144	$3,022,579

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
Organization
On August 1, 2017, the Company completed the merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc. Upon closing, inVentiv was merged with and into the Company, with the Company continuing as the surviving corporation. Following the Merger, the Company amended and restated its certificate of incorporation to change its name from INC Research Holdings, Inc. to Syneos Health, Inc. effective as of January 4, 2018. Beginning August 1, 2017, inVentiv’s results of operations are included in the accompanying consolidated financial statements. For additional information related to the Merger, see "Note 3 - Business Combinations."
Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), and include the accounts and results of operations of the Company and its controlled subsidiaries. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the periods presented in the financial statements. Examples of estimates and assumptions include, but are not limited to, determining the fair value of goodwill and intangible assets and their potential impairment, useful lives of tangible and intangible assets, useful lives of assets subject to leases, allowances for doubtful accounts, potential future outcomes of events for which income tax consequences have been recognized in the Company’s consolidated financial statements or tax returns, valuation allowances for deferred tax assets, fair value of share-based compensation and its recognition period, claims and insurance and self-insurance accruals, loss contingencies, fair value of derivative instruments and related hedge effectiveness, fair value of contingent tax sharing obligations, and judgments related to revenue recognition, among others. In addition, estimates and assumptions are used in the accounting for the Merger and other business combinations, including the fair value and useful lives of acquired tangible and intangible assets and the fair value of assumed liabilities.
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
Foreign Currency Translation and Transactions
For subsidiaries outside of the U.S. that operate in a local currency environment, revenue and expenses are translated to U.S. dollars at the monthly average rates of exchange prevailing during the period, assets and liabilities are translated at period-end exchange rates and equity accounts are translated at historical exchange rates. The net effect of foreign currency translation adjustments is included in shareholder's equity as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets.
Foreign currency transaction gains and losses are the result of exchange rate changes during the period of time between the consummation and cash settlement of transactions denominated in currencies other than the functional currency. Foreign currency transaction gains and losses are recognized in earnings as incurred and are included in other expense, net in the accompanying consolidated statements of operations.
Comprehensive Income (Loss)
The Company has elected to present comprehensive income (loss) and its components as a separate financial statement. Other comprehensive income (loss) refers to revenue, expenses, gains, and losses that, under U.S. GAAP, are recorded as an element of shareholders' equity but are excluded from net income (loss). The Company's other comprehensive income (loss) consists of foreign currency translation adjustments, net of applicable taxes, resulting from the translation of foreign subsidiaries with functional currencies other than the U.S. dollar and the effective portions of the unrealized gains or losses associated with derivative instruments designated and accounted for as hedging instruments.
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

The Company’s net cash pool position consisted of the following as of December 31 (in thousands):

	2019	2018
Gross cash position	$326,002	$206,715
Less: cash borrowings	(307,647)	(199,784)
Net cash position	$18,355	$6,931
Restricted Cash
Restricted cash represents cash and deposits held as security over bank deposits, lease guarantees, and insurance obligations that are restricted as to withdrawal or use. Restricted cash is classified as a current or long-term asset based on the timing and nature of when and how the cash is expected to be used or when the restrictions are expected to lapse. As of December 31, 2019 and 2018, restricted cash balances were $0.5 million and $2.1 million, respectively.
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
Derivative financial instruments are measured at fair value and recognized in the accompanying consolidated balance sheets in prepaid expenses and other current assets, other long-term assets, accrued expenses, and other long-term liabilities, as disclosed in "Note 6 - Derivatives." The fair value of interest rate swaps is determined using the market standard methodology of discounted future variable cash receipts. The variable cash receipts are determined by discounting the future expected cash receipts that would occur if variable interest rates rise above the fixed rate of the swaps. The variable interest rates used in the calculation of projected receipts on the swap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Changes in the fair value of derivative instruments designated as hedging instruments are recorded each period according to the determination of the derivative's effectiveness. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the change in fair value of the derivatives is recognized as non-operating income or expense immediately when incurred and included in interest expense in the accompanying consolidated statements of operations.
Allowance for Doubtful Accounts
The Company maintains a credit approval process and makes judgments in connection with assessing its customers' ability to pay throughout the contractual obligation period. Generally, the Company has the ability to limit credit exposure by discontinuing services in the event of non-payment. The Company has certain customers that may depend on the ability to continue to raise capital in order to complete the development or commercialization of their products. The Company monitors its customers' credit worthiness and applies judgment in establishing a provision for estimated credit losses based on historical experience, current receivables aging, and customer-specific circumstances that would affect the customers' ability to meet their obligation.
Property and Equipment
Property and equipment primarily consists of furniture, vehicles, software, office equipment, computer equipment, and lab equipment. Purchased and constructed property and equipment is initially recorded at historical cost plus the estimated value of any associated legally or contractually required retirement obligations. Property and equipment acquired in a business combination are recorded based on the estimated fair value as of the acquisition date. The Company leases vehicles for certain sales representatives in the Commercial Solutions segment. These leases are classified and accounted for as leases in accordance with ASC Topic 842, Leases ("ASC 842"). For further information about lease arrangements, see "Note 5 - Leases."
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
The Company reviews property and equipment for impairment whenever facts and circumstances indicate that the carrying amounts of these assets might not be recoverable. For assessment purposes, property and equipment are grouped with other assets and liabilities at the lowest level that identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of the carrying amount of the asset group to be held is assessed by comparing the carrying amount of the asset group to the estimated undiscounted future cash flows expected to be generated by this asset group. If the carrying value of the asset group exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds its fair value.
Leases
On January 1, 2019, the Company adopted ASC 842 using the revised modified retrospective approach. The revised modified retrospective approach recognizes the effects of initially applying the new leases standard as a cumulative effect adjustment to retained earnings as of the adoption date. Under this election, the provisions of ASC 840 apply to the accounting and disclosures for lease arrangements in the comparative periods in an entity’s financial statements. In addition, the Company elected the package of practical expedients permitted under the transition guidance within ASC 842, in which the Company need not reassess (i) the historical lease classification, (ii) whether any expired or existing contract is or contains a lease, or (iii) the initial direct costs for any existing leases.
At inception, a contract contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. In evaluating whether it has the right to control the use of an identified asset, the Company assesses whether they have the right to direct the use of the identified asset and to obtain substantially all of the economic benefit from the use of the identified asset.
Right-of-use ("ROU") assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Assets and liabilities are recognized based on the present value of lease payments over the lease term. Most leases include one or more options to renew. The exercise of the renewal option is at the Company's sole discretion and the Company includes these options in determining the lease term used to establish its right-of-use assets and lease liabilities when it is reasonably certain the Company will exercise its option.
Because most of the Company's leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. Operating lease expense is generally recognized on a straight-line basis over the lease term.
The Company has agreements with lease and non-lease components, which are accounted for as a single lease component. Leases with a lease term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates, are not included in the right-of-use assets or liabilities. These variable lease payments are expensed as incurred.
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
The Company has assigned goodwill to five reporting units. The Company's goodwill is principally related to the Merger completed in August 2017. The Company completed an annual impairment test as of October 1, 2019 for all of its reporting units, and concluded that there were no impairments.

Intangible assets consist primarily of backlog, customer relationships, and trademarks. The Company amortizes intangible assets related to customer relationships and trademarks on a straight-line basis over the estimated useful life of the asset. Backlog is amortized based on the Company’s expectations of when the resulting revenue is expected to be earned.
The Company reviews intangible assets at the end of each reporting period to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of the assets might not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of identified assets by comparing the projected undiscounted cash flows associated with the related asset or group of assets over their remaining lives to their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination is made.
The weighted average estimated useful lives of the Company's intangible assets were as follows as of December 31:

	2019	2018
Customer relationships	9.9 years	9.9 years
Acquired backlog	2.2 years	2.2 years
Trademarks	4.2 years	4.2 years
No intangible asset impairment charges were recorded for the years ended December 31, 2019 or 2018. In connection with the Merger, the Company relaunched its operations under a new brand name in January 2018. As a result, the Company determined that the useful life of the intangible asset related to the INC Research trademark that had a carrying value of $35.0 million was no longer indefinite as of August 1, 2017. Based on this change in circumstances, the Company tested the asset for impairment and recorded a $30.0 million impairment charge during the third quarter of 2017, with the remaining value fully amortized over five months. In addition, the Company assigned a value of $8.8 million to the inVentiv Health trade name in connection with the Merger, which was amortized over the same five month period. As of December 31, 2017, these trademarks were fully amortized. For additional information regarding the carrying values of intangible assets, see "Note 2 - Financial Statement Details."
Contingencies
In the normal course of business, the Company periodically becomes involved in various proceedings and claims, including investigations, disputes, litigations, and regulatory matters that are incidental to its business. The Company evaluates the likelihood of an unfavorable outcome of all legal and regulatory matters and records accruals for loss contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Gain contingencies are not recognized until realized. Legal fees are expensed as incurred.
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

Revenue Recognition
The Company adopted ASC Topic 606, Revenue from Contracts with Customers and all related amendments (“new revenue standard” or “ASC 606”) on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the years ended December 31, 2019 and 2018 reflect the application of ASC 606, while the reported results for the year ended December 31, 2017 were prepared under ASC Topic 605, Revenue Recognition ("ASC 605") and other authoritative guidance in effect for that period.
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
The majority of the Company's revenue arrangements are service contracts that range in duration from a few months to several years. Substantially all of the Company’s performance obligations, and associated revenue, are transferred to the customer over time. The Company generally receives compensation based on measuring progress toward completion using anticipated project budgets for direct labor and prices for each service offering. The Company is also reimbursed for certain third party pass-through and out-of-pocket costs. In addition, in certain instances a customer contract may include forms of variable consideration such as incentive fees, volume rebates or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics, program milestones or cost targets. For the purposes of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount included in the transaction price is estimated based on the Company’s anticipated performance and consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.
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
Changes in the scope of work are common, especially under long-term contracts, and generally result in a change in the total contract transaction price. If the customer does not agree to a contract modification, the Company could bear the risk of cost overruns. Most of the Company’s contract modifications are for services that are not distinct from the services under the existing contract due to the significant integration service provided in the context of the contract and therefore result in a cumulative catch-up adjustment to revenue at the date of contract modification.

Capitalized Costs
The Company capitalizes certain costs associated with commissions and bonuses paid to its employees in the Clinical Solutions segment because these costs are incurred in obtaining contracts that have a term greater than one year. Capitalized costs are included in prepaid expenses and other current assets and other long-term assets in the accompanying consolidated balance sheets. The Company amortizes these costs in a manner that is consistent with the pattern of revenue recognition described below. The Company expenses costs to obtain contracts that have a term of one year or less.
Clinical Solutions
The Company’s Clinical Solutions segment provides solutions to address the clinical development needs of customers. The Company provides total biopharmaceutical program development through the full service platform, while also providing discrete services for any part of a clinical trial, primarily through functional service provider, Early Stage, and Real World and Late Phase (“RWLP”) services. The services provided via the full service platform and RWLP platforms generally span several years and a significant benefit to the customer is provided by integrating those services provided by the Company’s employees as well as those performed by third parties. Because the Company's full service platform provides a significant integration service to the customer, these contracts contain a single performance obligation. Revenue is recognized over time using an input measure of progress. The input measure reflects costs (including investigator payments and pass-through costs) incurred to date relative to total estimated costs to complete (“cost-to-cost measure of progress”). Under the cost-to-cost measure of progress methodology, revenue is recorded proportionally to costs incurred. Contract costs principally include direct labor, investigator payments, and pass-through costs. The estimate of total revenue and costs at completion requires significant judgment. Contract estimates are based on various assumptions to project future outcomes of events that often span several years. These estimates are reviewed periodically and any adjustments are recognized on a cumulative catch-up basis in the period they become known.
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
Unsatisfied Performance Obligations
As of December 31, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with a contract term greater than one year and which are not accounted for as a series pursuant to ASC 606 was $5.40 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and, as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control. Accordingly, such contracts have been excluded from the unsatisfied performance obligations balance presented above.
Commercial Solutions Services
The Company’s Commercial Solutions segment provides a broad suite of complementary commercialization services including Deployment Solutions, communications (advertising and public relations), and consulting services. Deployment Solutions contracts offer outsourced services to promote and sell commercial products on behalf of a customer.
The remaining Commercial Solutions contracts are generally short-term, month-to-month contracts or time and materials contracts. As such, Commercial Solutions revenue is generally recognized as services are performed for the amount of consideration the Company estimates it is entitled to for the period, similar to the pattern of recognition under ASC 605. For contracts billed on a fixed price basis, revenue is recognized over time based on the proportion of labor costs expended to total labor costs expected to complete the contract.
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
The Company recognized revenue from its service contracts either using a fee-for-service method or proportional performance method. The majority of the Company’s service contracts represented a single unit of accounting. For fee-for-service contracts, the Company recorded revenue as contractual items (i.e., “units”) were delivered to the customer, or, in the event the contract was time and materials based, when labor hours were incurred. The Company used the proportional performance method when its fees for a service obligation were fixed pursuant to the contractual terms. Revenue was recognized as services were performed and measured on a proportional performance basis, generally using output measures specific to the services provided. The Company believed the best indicator of effort expended to complete its performance requirement related to its contractual obligation were the actual units delivered to the customer or the incurrence of labor hours when no other pattern of performance existed. In the event the Company used labor hours as the basis for determining proportional performance, the Company estimated the number of hours remaining to complete its service obligation. Actual hours incurred to complete the service requirement may have differed from the Company’s estimate, and any differences were accounted for prospectively. Examples of output measures used by the Company were site or investigator recruitment, patient enrollment, data management, or other deliverables common to its Clinical Solutions segment.
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
Timing of Billing and Performance
Differences in the timing of revenue recognition and associated billings and cash collections result in recording of billed accounts receivable, unbilled accounts receivable (including contract assets), and deferred revenue on the consolidated balance sheet. Amounts are billed as work progresses in accordance with agreed-upon contractual terms either at periodic intervals or upon achievement of contractual milestones. Billings generally occur subsequent to revenue recognition, resulting in recording unbilled accounts receivable in instances where the right to bill is contingent solely on the passage of time (e.g., in the following month), and contract assets in instances where the right to bill is associated with achievement of a milestone.
During the year ended December 31, 2019, the Company recognized approximately $568.0 million of revenue that was included in the deferred revenue balance at the beginning of the year. During the year ended December 31, 2019, approximately $66.8 million of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods and predominately related to changes in scope and estimates in full service clinical studies. Changes in the contract assets and deferred revenue balances during the year ended December 31, 2019 were not significantly impacted by any other factors.
Reimbursable Out-of-Pocket Expenses
The Company incurs and is reimbursed by its customers for certain costs, including fees paid to principal investigators and for other out-of-pocket costs (such as travel expenses for the Company's clinical monitors and sales representatives). The Company includes these costs in total operating expenses, and the related reimbursements in revenue, as the Company is the principal in the applicable arrangements and is responsible for fulfilling the promise to provide the specified services. For the years ended December 31, 2019 and 2018, as a result of adopting ASC 606 on January 1, 2018, reimbursable out-of-pocket expenses have been included within the direct costs line item and are no longer separately presented in the consolidated statements of operations.
Share-Based Compensation
The Company measures and recognizes compensation expense related to all share-based awards based on the estimated fair value of the awards. The fair value of restricted stock and stock unit awards is measured on the grant date based on the fair market value of the Company's common stock. The fair value of stock option awards and Employee Stock Purchase Plan awards is estimated on the grant date using the Black-Scholes option-pricing model and is affected by the Company's stock price and a number of highly complex and subjective assumptions. These assumptions include, but are not limited to, the following:
Expected Term - Given the Company's limited history with employee share-based awards, the Company does not have sufficient Company-specific information related to the life of the awards. The Company estimates expected term using the average of the time-to-vest and the contractual life of the options.
Expected Volatility - Expected volatility of the Company's stock price is estimated based on (i) the historical volatility of the Company's stock for periods in which the Company has sufficient information, or (ii) the simple average of the historical stock volatility of several comparable publicly traded companies for periods for which the Company does not have sufficient information.
Risk-Free Interest Rate - The risk-free interest rate is based on the yield in effect at the time of grant for United States Treasury zero-coupon notes with maturities approximating each grant's expected term.
Expected Dividend Yield - The Company has not paid and does not anticipate paying cash dividends on its common stock; therefore, the expected dividend yield is assumed to be zero.

Share-based compensation expense is recognized on a straight-line basis over the shorter of the requisite service period or the vesting term. For awards with performance conditions, stock-based compensation expense is recognized when the achievement of each individual performance target becomes probable, and the number of shares expected to vest is adjusted for the weighted probability of attainment of the relevant performance targets. Forfeitures are accounted for as they occur.
All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards, if applicable) are recognized as income tax expense or benefit in the consolidated statements of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. The Company also recognizes excess tax benefits regardless of whether the benefit reduces taxes payable in the current period.
Income Taxes
The Company and its United States (U.S.) subsidiaries file a consolidated U.S. federal income tax return. Other subsidiaries of the Company file tax returns in their local jurisdictions.
The Company estimates its tax liability based on current tax laws in the statutory jurisdictions in which it operates. Accordingly, the impact of changes in income tax laws on deferred tax assets and deferred tax liabilities is recognized in earnings in the period during which such changes are enacted. The Company records deferred tax assets and liabilities based on temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the differences are realized or settled.
Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. The Company evaluates recoverability of these future tax deductions. The Company established a valuation allowance against a portion of deferred income tax assets that the Company believes it is more likely than not will not be realized. The Company evaluates the recoverability of these future tax deductions by assessing future expected taxable income. In estimating future taxable income, the Company has considered both positive and negative evidence, such as historical and forecasted results of operations, and implementation of prudent and feasible tax planning strategies. If the objectively verifiable negative evidence outweighs any available positive evidence (or the only available positive is subjective and cannot be verified), then a valuation allowance will likely be deemed necessary. If a valuation allowance is deemed to be unnecessary, such allowance is released and any related benefit is recognized in the period of the change.
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
Judgment is required in determining what constitutes an uncertain tax position, as well as assessing the outcome of each tax position. The Company considers many factors when evaluating and estimating tax positions and tax benefits. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in domestic and foreign jurisdictions. If the calculation of the liability related to uncertain tax positions proves to be more or less than the ultimate assessment, a tax expense or tax benefit, respectively, would result. Unrecognized tax benefits are presented as either a reduction to a deferred tax asset for a net operating loss ("NOL") carryforward, a similar tax loss, or a tax credit carryforward or as a liability.

Advertising Costs
Advertising costs include costs incurred to promote the Company's business and are expensed as incurred. Advertising costs were $9.5 million, $12.3 million, and $6.5 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Restructuring and Other Costs
Restructuring and other costs primarily consist of one-time employee termination benefits, contract termination costs, and other costs associated with an exit or disposal activity. The Company accounts for restructuring costs in accordance with the authoritative guidance in ASC Topic 420, Exit or Disposal Cost Obligations. This guidance requires that a liability for a cost associated with an exit or disposal activity be recognized in the period in which the liability is incurred, as opposed to the period in which management commits to a plan of action for termination. The guidance also requires that the liabilities associated with an exit or disposal activity be measured at the fair value in the period in which the liability is incurred, except for: (i) liabilities related to one-time employee termination benefits, which shall be measured and recognized at the date the entity notifies employees of termination, unless employees are required to render services beyond a minimum retention period, in which case the liability is recognized ratably over the future service period; and (ii) liabilities related to an operating lease, which shall be measured and recognized when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract).
Restructuring liabilities are included in accrued expenses and other long-term liabilities in the accompanying consolidated balance sheets.
Earnings Per Share
The Company determines earnings per share in accordance with the authoritative guidance in ASC Topic 260, Earnings Per Share. The Company has one class of common stock for purposes of the earnings per share calculation and therefore computes basic earnings per share by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share are computed in the same manner as basic earnings per share, except that the number of shares is increased to assume exercise of potentially dilutive equity awards using the treasury stock method, unless the effect of such increase would be anti-dilutive. Under the treasury stock method, the amount the employee must pay for exercising equity awards and the amount of compensation cost for future service that the Company has not yet recognized are assumed to be used to repurchase shares.
Subsequent Events
The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated all events and transactions through the date that these financial statements were issued.
Recently Issued Accounting Standards
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The provisions of ASU 2016-13 modify the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology and require consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The standard will be effective for the Company on January 1, 2020. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Financial Statement Details
Accounts Receivable and Unbilled Services, net
Accounts receivable and unbilled services, net of allowance for doubtful accounts, consisted of the following as of December 31 (in thousands):

	2019	2018
Accounts receivable billed	$787,652	$733,142
Less: Allowance for doubtful accounts	(5,381)	(4,587)
Accounts receivable billed, net	782,271	728,555
Accounts receivable unbilled	372,109	422,860
Contract assets	149,261	105,316
Accounts receivable and unbilled services, net	$1,303,641	$1,256,731

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at the beginning of the period	$(4,587)	$(9,076)	$(5,884)
Current year (provision) recovery	(1,897)	4,589	(4,167)
Write-offs, net of recoveries and the effects of foreign currency exchange	1,103	(100)	975
Balance at the end of the period	$(5,381)	$(4,587)	$(9,076)
Accounts Receivable Factoring Arrangement
In May 2017, the Company entered into an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash. For the year ended December 31, 2019, the Company factored $210.5 million of trade accounts receivable on a non-recourse basis and received $209.0 million in cash proceeds from the sale. For the year ended December 31, 2018, the Company factored $251.9 million of trade accounts receivable on a non-recourse basis and received $250.4 million in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Property and Equipment, net
Property and equipment, net of accumulated depreciation, consisted of the following as of December 31 (in thousands):

	2019	2018
Software	$99,500	$91,040
Vehicles	70,440	55,293
Computer equipment	95,228	82,280
Leasehold improvements	86,327	69,632
Office furniture, fixtures, and equipment	33,388	24,006
Buildings and land	4,256	4,348
Assets not yet placed in service	20,262	11,011
Property and equipment, gross	409,401	337,610
Less: Accumulated depreciation	(205,475)	(154,124)
Property and equipment, net	$203,926	$183,486
As of December 31, 2019 and 2018, the gross book value of vehicles under finance leases was $70.4 million and $55.3 million, respectively, and accumulated depreciation was $20.6 million and $17.6 million, respectively. For the years ended December 31, 2019 and 2018, amortization charges related to these assets, net of rebates, were $16.8 million and $14.5 million, respectively, and are included in depreciation on the accompanying consolidated statements of operations.
Goodwill and Intangible Assets

The changes in carrying amount of goodwill were as follows (in thousands):

	Clinical Solutions	Commercial Solutions	Total
Balance as of December 31, 2017	$2,800,833	$1,491,738	$4,292,571
Business combinations (a)	(5,692)	71,000	65,308
Impact of foreign currency translation and other	(22,338)	(2,382)	(24,720)
Balance as of December 31, 2018	2,772,803	1,560,356	4,333,159
Business combinations (b)	1,092	(204)	888
Impact of foreign currency translation	11,057	5,276	16,333
Balance as of December 31, 2019	$2,784,952	$1,565,428	$4,350,380
(a) Amounts represent measurement period adjustments in connection with the Merger and goodwill recognized in connection with the 2018 acquisition of Kinapse Topco Limited (“Kinapse”).
(b) Amounts represent goodwill recognized in connection with an insignificant acquisition within the Clinical Solutions segment and measurement period adjustments in connection with the 2018 acquisition of Kinapse.
Accumulated impairment losses of $8.1 million associated with the Clinical Solutions segment were recorded prior to 2016 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. No impairment of goodwill was recorded for the years ended December 31, 2019, 2018, or 2017.
Accumulated impairment losses of $8.0 million associated with the Commercial Solutions segment were recorded prior to 2015 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the years ended December 31, 2019, 2018, or 2017.

Intangible assets, net consisted of the following (in thousands):

	December 31, 2019			December 31, 2018
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$1,491,071	$(546,835)	$944,236	$1,484,704	$(403,854)	$1,080,850
Acquired backlog	136,972	(121,679)	15,293	136,428	(100,838)	35,590
Trademarks	31,326	(17,774)	13,552	31,159	(13,987)	17,172
Intangible assets, net	$1,659,369	$(686,288)	$973,081	$1,652,291	$(518,679)	$1,133,612

Intangible assets are amortized over their estimated useful lives. The future estimated amortization expense for intangible assets is expected to be as follows (in thousands):

Fiscal Year Ending:
2020	$149,739
2021	132,388
2022	126,989
2023	124,464
2024	120,312
2025 and thereafter	319,189
Total	$973,081

Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2019	2018
Compensation, including bonuses, fringe benefits, and payroll taxes	$195,604	$193,641
Professional fees, investigator fees, and pass-through costs	252,151	230,397
Rebates to customers	25,064	23,391
Contingent tax-sharing obligations assumed through business combinations, current portion	26,557	11,907
Income and other taxes	17,295	30,761
Restructuring and other costs, current portion	5,750	10,592
Interest expense	787	8,278
Facility-related obligations	433	9,288
Other liabilities	45,270	45,272
Total accrued expenses	$568,911	$563,527

Accumulated other comprehensive loss, net of taxes
Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$(88,195)	$(22,385)

Foreign Currency Translation:
Beginning balance	(80,955)	(23,514)
Impact from adoption of ASU 2018-02	—	3,594
Adjusted beginning balance	(80,955)	(19,920)
Other comprehensive income (loss) before reclassifications	24,198	(61,035)
Reclassification adjustments	—	—
Ending balance	(56,757)	(80,955)

Derivative Instruments:
Beginning balance	(7,240)	1,129
Impact from adoption of ASU 2018-02	—	256
Adjusted beginning balance	(7,240)	1,385
Other comprehensive loss before reclassifications	(11,529)	(7,807)
Reclassification adjustments	3,933	(818)
Ending balance	(14,836)	(7,240)

Accumulated other comprehensive loss, net of taxes	$(71,593)	$(88,195)
Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Foreign currency translation adjustments:
Foreign currency translation adjustments, before tax	$24,198	$(61,035)	$28,847
Income tax expense	—	—	(9,005)
Foreign currency translation adjustments, net of tax	24,198	(61,035)	19,842
Unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain during period, before tax	(14,306)	(8,577)	694
Income tax benefit (expense)	2,777	770	(251)
Unrealized (loss) gain during period, net of tax	(11,529)	(7,807)	443
Reclassification adjustment, before tax	4,588	(830)	(681)
Income tax (expense) benefit	(655)	12	261
Reclassification adjustment, net of tax	3,933	(818)	(420)
Total unrealized (loss) gain on derivative instruments, net of tax	(7,596)	(8,625)	23
Total other comprehensive income (loss), net of tax	$16,602	$(69,660)	$19,865

Transaction and Integration-Related Expenses
Transaction and integration-related expenses consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Professional fees	$34,538	$56,207	$68,967
Share-based compensation expense	—	—	31,327
Debt modification and related expenses	5,396	1,726	5,255
Integration and personnel retention-related costs	4,081	18,475	28,616
Fair value adjustments to contingent obligations	17,260	(11,590)	(12,276)
Other	—	23	1,926
Total transaction and integration-related expenses	$61,275	$64,841	$123,815
Other (Expense) Income, Net
Other (expense) income, net consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net realized foreign currency (loss) gain	$(11,853)	$10,452	$(10,833)
Net unrealized foreign currency (loss) gain	(11,166)	16,165	(7,912)
Other, net	(1,143)	1,627	(1,101)
Total other (expense) income, net	$(24,162)	$28,244	$(19,846)
Supplemental disclosure of cash flow information
The following table provides details of supplemental cash flow information (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash paid for income taxes, net of refunds	$12,200	$2,042	$13,300
Cash paid for interest	129,756	131,827	64,949
Supplemental disclosure of noncash investing and financing activities
Fair value of shares issued and share-based awards assumed in business combinations	$—	$—	$2,769,471
Fair value of contingent consideration related to business combinations	—	4,353	—
Purchases of property and equipment included in liabilities	20,052	14,075	14,801
Vehicles acquired through finance lease agreements	37,701	30,374	8,730

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
In connection with the Merger, the Company assumed certain contingent tax-sharing obligations of inVentiv. The fair value of the contingent tax-sharing liability is remeasured at the end of each reporting period, with changes in the estimated fair value reflected in earnings until the liability is fully settled. The estimated fair value of the contingent tax-sharing obligations liability was $32.7 million and $15.7 million as of December 31, 2019 and 2018, respectively. The liability is included in accrued expenses and other long-term liabilities on the accompanying consolidated balance sheets.
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
(b) Represents the fair value of replacement share-based awards attributable to pre-combination services. For further information about the valuation of share-based awards, see "Note 18 - Share-Based Compensation."
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

Kinapse Limited Acquisition
In August 2018, the Company completed the acquisition of Kinapse Topco Limited (“Kinapse”), a provider of advisory and operational solutions to the global life sciences industry. The total purchase consideration was $100.1 million plus assumed debt, and included cash acquired of $4.9 million. The Company recognized $74.6 million of goodwill and $57.3 million of intangible assets, principally customer relationships, as a result of the acquisition. The goodwill is not deductible for income tax purposes. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. The operating results from the Kinapse acquisition have been included in the Company's Commercial Solutions segment from the date of acquisition.
4. Long-Term Debt Obligations
The Company’s debt obligations consisted of the following as of December 31 (in thousands):

	2019	2018
Secured Debt
Term Loan A due March 2024	$1,550,000	$975,000
Term Loan B due August 2024	795,564	1,221,000
Accounts receivable financing agreement due September 2021	275,000	169,400
Total secured debt	2,620,564	2,365,400
Unsecured Debt
7.5% Senior Unsecured Notes due 2024 (the "Senior Notes")	—	403,000
Total debt obligations	2,620,564	2,768,400
Add: Unamortized Senior Notes premium, net of term loan original issuance discount	(4,928)	32,303
Less: Unamortized deferred issuance costs	(7,116)	(13,584)
Less: Current portion of debt	(58,125)	(50,100)
Total debt obligations, non-current portion	$2,550,395	$2,737,019
Credit Agreement
Concurrent with the completion of the Merger on August 1, 2017, the Company entered into a Credit agreement (the "Credit Agreement") for: (i) a $1.0 billion Term Loan A facility that matures on August 1, 2022 (“Term Loan A”); (ii) a $1.6 billion Term Loan B facility that matures on August 1, 2024 (“Term Loan B”); and (iii) a five-year $500.0 million revolving credit facility (the “Revolver”) that matures on August 1, 2022.
On May 4, 2018, the Company entered into Amendment No.1 to the Credit Agreement, which, among other things, modified the terms of the Credit Agreement to reduce by 0.25% overall the applicable margins for Alternate Base Rate (as defined in the Credit Agreement) loans and Adjusted Eurocurrency Rate (as defined in the Credit Agreement) loans with respect to both Term Loan A and Term Loan B facilities.
Amendment No. 2 to the Credit Agreement
On March 26, 2019, the Company entered into Amendment No. 2 to the Credit Agreement (the "Second Amendment”). The Second Amendment, among other things, modified the terms of the Credit Agreement to refinance the existing Term Loan A facility and the Revolver as follows:
(a) increased the existing Term Loan A facility by $587.5 million to $1.55 billion. $187.5 million of such increase was applied at closing to repay a portion of the Company’s existing Term Loan B facility and the fees and expenses incurred in connection with the Second Amendment. The remaining $400.0 million was drawn on October 2, 2019. The Company used the proceeds and cash on hand to redeem all of the Senior Notes for $403.0 million and pay a $15.1 million premium related to the early redemption;

(b) increased the existing Revolver commitments available by $100.0 million to $600.0 million; and
(c) extended the maturity of the Term Loan A facility and the Revolver to March 26, 2024.
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
Beginning on April 30, 2019 through January 31, 2024, the Term Loan A has no scheduled quarterly principal payments of the initial principal borrowed in year 1; 1.25%, or $19.4 million per quarter in year 2; 1.875%, or $29.1 million per quarter in year 3; and 2.50%, or $38.8 million per quarter thereafter; with the remaining outstanding principal due on March 26, 2024. During the years ended December 31, 2019 and 2018, the Company made mandatory principal repayments of $12.5 million and $25.0 million, respectively, towards its Term Loan A and settled $36.6 million of debt upon the closing of an acquisition in 2018.
Under the Credit Agreement, the Company is required to make quarterly principal payments of the initial principal borrowed under the Term Loan B of 0.25%, or $4.0 million per quarter; with the remaining outstanding principal due on August 1, 2024. During the years ended December 31, 2019 and 2018, the Company made voluntary prepayments of $246.8 million and $329.0 million, respectively, on the Term Loan B. As a result of these and previous voluntary prepayments, the Company is not required to make a mandatory principal payment against the Term Loan B principal balance until maturity in August 2024.
The term loans and the Revolver bear interest at a rate per annum equal to the Adjusted Eurocurrency Rate (“Eurocurrency Rate”) plus an applicable margin or an Alternate Base Rate plus an applicable margin. The Company may select among the Adjusted Eurocurrency Rate or the Alternate Base Rate, whichever is lower, except in circumstances where the Company requests a loan with less than a three-day notice. In such cases, the Company must use the Alternate Base Rate. The Adjusted Eurocurrency Rate is equal to LIBOR, subject to adjustment for reserve requirements. The Alternate Base Rate is equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the Adjusted Eurocurrency Rate for an interest period of one month plus 1.00%; (iii) the rate of interest per annum quoted by The Wall Street Journal as the prime rate; and (iv) 0.00%.
Adjusted Eurocurrency Rate term loans are one, two, three, or six-month loans (or, with permission, twelve-month loans) and interest is due on the last day of each three-month period of the loans. Alternate Base Rate term loans have interest due the last day of each three-month period beginning in January 2018. In advance of the last day of the then-current type of loan, the Company may select a new type of loan, so long as it does not extend beyond the term loan’s maturity date.
The applicable margins with respect to Alternate Base Rate and Adjusted Eurocurrency Rate borrowings are determined depending on the “First Lien Leverage Ratio” or the "Secured Net Leverage Ratio" (as defined in the Credit Agreement) and range as follows:

	Alternate Base Rate			Adjusted Eurocurrency Rate
Term Loan A	0.25%	-	0.50%	1.25%	-	1.50%
Term Loan B	0.75%	-	1.00%	1.75%	-	2.00%
Revolver	0.25%	-	0.50%	1.25%	-	1.50%
The Company also pays a quarterly commitment fee between 0.25% and 0.375% on the average daily unused balance of the Revolver depending on the “First Lien Leverage Ratio” at the adjustment date. As of December 31, 2019, the interest rate on the Term Loan A and the Revolver was 3.299% and the interest rate on the Term Loan B was 3.799%.

Letters of Credit
The Revolver includes letters of credit ("LOCs") with a sublimit of $150.0 million. Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Eurocurrency Rate revolving loans plus fronting fees. The fee is payable quarterly in arrears on the last day of the calendar quarter after the issuance date until the underlying LOC expires. As of December 31, 2019, there were no outstanding Revolver borrowings and $18.8 million of LOCs outstanding, leaving $581.2 million in available borrowings under the Revolver.
Additionally, the lease for the corporate headquarters in Morrisville, North Carolina includes a provision that may require the Company to issue a letter of credit in certain amounts to the landlord based on the debt rating of the Company issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). From June 14, 2017 through June 14, 2020, if the debt rating of the Company is Ba3 or better, no LOC is required, or if the debt rating of the Company is B1 or lower, a LOC equal to 25% of the remaining minimum annual rent and estimated operating expenses (approximately $22.5 million as of December 31, 2019) is required to be issued to the landlord. This LOC would remain in effect until the Company’s debt rating was increased to Ba3 and maintained for a twelve-month period. After June 14, 2020, if the debt rating of the Company is Ba2 or better, no LOC is required; if the debt rating is Ba3, a LOC equal to 25% of the then remaining minimum annual rent and estimated operating expenses is required to be issued to the landlord; or if the debt rating of the Company is B1 or lower, a LOC equal to 100% of the then remaining minimum annual rent and estimated operating expenses is required to be issued to the landlord. These LOCs would remain in effect until the Company’s debt rating is Ba2 or better and maintained for a twelve-month period.
As of December 31, 2019 (and through the date of this filing), the Company’s debt rating was such that no LOC is currently required. Any LOC issued in accordance with the aforementioned requirements could be issued under the Company’s Revolver, and, if issued under the Revolver, would reduce its available borrowing capacity by the same amount accordingly.
Debt Covenants
The Credit Agreement contains usual and customary restrictive covenants that, among other things, place limitations on the Company's ability to pay dividends or make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material arrangements; make acquisitions and dispose of assets; transact with affiliates; and engage in transactions that are not related to the Company's existing business. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow the Company to engage in these activities under certain conditions, including the Company’s ability to: (i) pay dividends each year in an amount up to the greater of (a) 6% of the net cash proceeds received by the Company from any public offering and (b) 5% of the Company’s market capitalization; and (ii) pay unlimited dividends if the Company’s Secured Leverage Ratio (as defined in the Credit Agreement) is no greater than 3.0 to 1.0.
In addition, with respect to the Term Loan A and Revolver, the Credit Agreement requires the Company to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Agreement) of no more than 5.0 to 1.0 as of the last day of each fiscal quarter ending on or before December 31, 2019 (beginning with the first full fiscal quarter ending after the closing date of the Credit Agreement), and 4.5 to 1.0 from and after March 31, 2020.
As of December 31, 2019, the Company was in compliance with all applicable debt covenants.

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
As of December 31, 2019, the Company had $275.0 million of outstanding borrowings under the accounts receivable financing agreement, which are recorded in long-term debt on the accompanying consolidated balance sheet. As of December 31, 2019, there was no remaining borrowing capacity available. As of December 31, 2019, the interest rate on the outstanding borrowings under the accounts receivable financing agreement was 2.805%.
7.5% Senior Unsecured Notes due 2024
As a result of the Merger, the Company assumed $675.0 million of Senior Notes. Upon closing of the Merger, the Company immediately redeemed $270.0 million of the principal balance of Senior Notes and paid $20.3 million of the applicable early redemption penalty. In December 2017, the Company acquired $2.0 million of principal amount of the Senior Notes through an open market purchase for a cash payment of $2.2 million and immediately retired the principal amount. On October 2, 2019, the Company drew down the$400.0 million Term Loan A balance and used the proceeds and cash on hand to redeem all of the Senior Notes for $403.0 million and pay a $15.1 million premium related to the early redemption. For additional information regarding the accounting for these debt extinguishment costs and redemption penalties, see "Debt Extinguishment Costs and Senior Notes Redemption Penalty" below.
Maturities of Debt Obligations
As of December 31, 2019, the contractual maturities of the Company’s debt obligations (excluding finance leases that are presented in "Note 5 - Leases") were as follows (in thousands):

2020	$58,125
2021	381,563
2022	145,313
2023	155,000
2024	1,880,563
2025 and thereafter	—
Less: deferred issuance costs	(7,116)
Unamortized Senior Notes premium, net of term loan original issuance discount	(4,928)
Total	$2,608,520

Debt Extinguishment Costs and Senior Notes Redemption Penalty
In August 2017, the Company paid a contractual early redemption penalty of $20.3 million to redeem 40% of the Senior Notes that were assumed in the Merger. In accordance with ASC Topic 805, Business Combinations, the carrying value of the Senior Notes assumed in the Merger was adjusted to estimated fair value, which resulted in an increase of the amount of the Company’s consolidated debt and recognition of a premium on the Senior Notes, of which $20.3 million was allocated to the redeemed portion of the Senior Notes. This portion of the premium offset the early redemption penalty, resulting in no gain or loss on the extinguishment of the Senior Notes. The remaining balance of the premium associated with the fair value adjustment was being amortized as a component of interest expense using the effective interest rate method over the term of the remaining Senior Notes. On October 2, 2019, the Company fully redeemed all of the remaining Senior Notes and the remaining unamortized premium of $31.4 million related to the Senior Notes was written off and recorded as a gain on extinguishment of debt. This gain was partially offset by a $15.1 million early redemption premium paid by the Company, resulting in a net gain on extinguishment of debt of $16.3 million.
Also during the year ended December 31, 2019, in connection with the Second Amendment and Term Loan B prepayments, the Company recorded a $5.9 million loss on extinguishment of debt, mainly due to the write-off of the deferred issuance costs and debt discount. During the year ended December 31, 2018, in conjunction with the Repricing Amendment and Term Loan B prepayments, as discussed above, the Company recognized a loss on extinguishment of debt of $4.2 million. During the year ended December 31, 2017, the Company made voluntary prepayments of $50.0 million against the principal balance of the Term Loan B and as a result recognized a loss on extinguishment of debt of $0.6 million.
Debt Issuance Costs and Debt Discounts
On September 30, 2019, the Company entered into an amendment to its account receivable financing agreement. The Company recorded debt issuance costs related to the amendment of approximately $0.2 million. The entire balance of debt issuance costs and fees of $0.5 million related to the accounts receivable financing agreement are being amortized over the term of this agreement.
The Company recorded debt issuance costs and related fees in connection with the Revolver and the unfunded amount of the Term Loan A facility of approximately $3.5 million as of December 31, 2019, which are included in other long-term assets in the consolidated balance sheet. These costs are amortized as a component of interest expense on a straight-line basis over the related terms.
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
Term Loan B borrowings under the Credit Agreement were issued net of a discount. The Company recorded an additional discount against the Term Loan A borrowings in connection with the Repricing Amendment during 2018. As of December 31, 2018 and 2017, the balances associated with these discounts were $3.0 million and $1.9 million, respectively, which are being accreted as a component of interest expense using the effective interest rate method over the term of the associated borrowings.

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
The Company records rent expense for its operating leases on a straight-line basis from the lease commencement date until the end of the lease term. The Company records finance lease cost as a combination of the amortization expense for the ROU assets and interest expense for the outstanding lease liabilities using the discount rate discussed above. Variable lease payments for operating leases are related to office facilities and include but are not limited to common area maintenance, parking, electricity, and management fees. The variable lease payments for finance leases are related to maintenance programs for leased vehicles. Variable lease payments are based on occurrence or based on usage; therefore, they are not included as part of the initial calculations of the ROU assets and liabilities.
The components of lease cost were as follows for the year ended December 31, 2019 (in thousands):

Operating leases:
Fixed lease costs	Direct costs, selling, general, and administrative expenses and restructuring and other costs	$63,215
Short-term lease costs	Direct costs and selling, general, and administrative expenses	1,531
Variable lease costs	Direct costs, selling, general, and administrative expenses and restructuring and other costs	34,803
Total operating lease costs		$99,549
Finance leases:
Amortization of right-of-use assets	Depreciation	$16,810
Interest on lease liabilities	Interest expense	1,778
Variable lease costs	Direct costs	7,795
Total finance lease costs		$26,383

Supplemental balance sheet information related to finance leases was as follows as of December 31, 2019 (in thousands):

Property and equipment, gross	$70,440
Accumulated depreciation	(20,594)
Property and equipment, net	$49,846

Current portion of finance lease obligations	$17,777
Finance lease long-term obligations	36,914
Total finance lease liabilities	$54,691

Supplemental cash flow information related to leases was as follows for the year ended December 31, 2019 (in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(50,792)
Operating cash flows for finance leases	(1,778)
Financing cash flows for finance leases	(14,493)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$55,376
Finance leases	38,144

Lease obligations closed out in exchange for right-of-use assets:
Operating leases	$(1,214)

Weighted average remaining lease term as of December 31, 2019:
Operating leases	7 years
Finance leases	3 years

Weighted average discount rate as of December 31, 2019:
Operating leases	5.0%
Finance leases	2.9%

As of December 31, 2019, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020	$49,538	$19,428	$68,966
2021	49,429	18,358	67,787
2022	42,981	14,462	57,443
2023	36,997	5,908	42,905
2024	30,708	16	30,724
2025 and thereafter	101,509	—	101,509
Total lease payments	311,162	58,172	$369,334
Less: management fee	—	(775)
Less: imputed interest	(54,764)	(2,706)
Total lease liabilities	$256,398	$54,691

Under ASC Topic 840, Leases, as of December 31, 2018, the Company had total capital lease assets of $55.3 million and accumulated depreciation of $17.6 million, which are included within property and equipment, net, on the consolidated balance sheet. The related capital lease obligations totaled $40.6 million as of December 31, 2018. For the year ended December 31, 2018, the Company recorded rent expense of $62.9 million for operating leases.
6. Derivatives
The Company has entered into various interest rate swaps in an effort to limit its exposure to variable interest rates on its term loans.

In May 2016, the Company entered into an interest rate swap that had an initial notional value of $300.0 million and became effective on June 30, 2016. A portion of the interest rate swaps expired on June 30, 2018, with the remainder expiring on May 14, 2020. As of December 31, 2019, the remaining notional value of these interest rate swaps was $100.0 million.
In June 2018, the Company entered into two interest rate swaps with multiple counterparties. The first interest rate swap had an aggregate notional value of $1.22 billion, began accruing interest on June 29, 2018, and expired on December 31, 2018. The second interest rate swap had an initial aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and will expire on June 30, 2021. As of December 31, 2019, the remaining notional value of this interest rate swap was $851.9 million.
The significant terms of these derivatives are substantially the same as those contained within the Credit Agreement, including monthly settlements with the swap counterparties. Interest rate swaps are designated as hedging instruments. The amounts of hedge ineffectiveness recorded in net income (loss) during the years ended December 31, 2019, 2018, and 2017 were insignificant.
As a result of an acquisition, the Company became a party to certain foreign currency exchange rate forward contracts that have expiration dates through April 2019 and were not designated as hedging instruments. During the year ended December 31, 2019, the amount of loss recognized in other (expense) income, net with respect to these contracts was insignificant.
The fair values of the Company’s derivative financial instruments as of December 31 and the line items on the accompanying consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	2019	2018
Interest rate swaps - current	Prepaid expenses and other current assets	155	1,355
Interest rate swaps - non-current	Other long-term assets	—	441
Foreign currency exchange rate swaps - current	Accrued expenses	—	(138)
Interest rate swaps - current	Accrued expenses	(11,358)	(3,031)
Interest rate swaps - non-current	Other long-term liabilities	(6,095)	(6,201)

7. Fair Value Measurements
Assets and Liabilities Carried at Fair Value
As of December 31, 2019 and 2018, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, trading securities, billed and unbilled accounts receivable (including contract assets), accounts payable, accrued expenses, deferred revenue, assumed contingent obligations, finance leases, liabilities under the accounts receivable financing agreement, and derivative instruments.
The fair value of cash and cash equivalents, billed and unbilled accounts receivable (including contract assets), accounts payable, accrued expenses, deferred revenue, and the liabilities under the accounts receivable financing agreement approximates their respective carrying amounts because of the liquidity and short-term nature of these financial instruments.

Financial Instruments Subject to Recurring Fair Value Measurements
As of December 31, 2019, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$21,552	$—	$—	$—	$21,552
Partnership interest (b)	—	—	—	7,226	7,226
Derivative instruments (c)	—	155	—	—	155
Total assets	$21,552	$155	$—	$7,226	$28,933

Liabilities:
Derivative instruments (c)	$—	$17,453	$—	$—	$17,453
Contingent obligations related to business combinations (d)	—	—	37,324	—	37,324
Total liabilities	$—	$17,453	$37,324	$—	$54,777
As of December 31, 2018, the fair value of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

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
(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of December 31, 2019, the Company’s remaining unfunded commitment in the private equity funds was $14.6 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds' operating and finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with ASC Topic 946, Financial Services – Investment Companies.
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

The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the years ended December 31, 2019 and 2018 (in thousands):

Balance at December 31, 2017	$50,480
Additions	4,353
Changes in fair value recognized in earnings (a)	(11,604)
Payments	(23,102)
Balance at December 31, 2018	20,127
Additions	—
Changes in fair value recognized in earnings (b)	17,375
Payments	(178)
Balance at December 31, 2019	$37,324
(a) The change in fair value recognized in earnings for the year ended December 31, 2018 is primarily due to a reduction in the estimate of the transaction tax deduction benefit associated with Double Eagle's acquisition of inVentiv in 2016.
(b) The change in fair value recognized in earnings for the year ended December 31, 2019 is primarily due to an increase in the estimate of the transaction tax deduction benefit associated with Double Eagle's acquisition of inVentiv in 2016.
During the years ended December 31, 2019 and 2018, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.
Financial Instruments Subject to Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. During 2017, the Company recognized approximately $30.0 million of impairment related to intangible assets, as discussed in "Note 1 - Basis of Presentation and Summary of Significant Accounting Policies." As of December 31, 2019 and 2018, assets carried on the consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.32 billion and $5.47 billion, respectively.
Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The estimated fair value of the term loans and the Senior Notes is determined based on the price that the Company would have to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s term loans and Senior Notes were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A due August 2022	$1,545,721	$1,550,000	$973,218	$975,000
Term Loan B due August 2024	794,915	795,564	1,219,755	1,221,000
7.5% Senior Unsecured Notes due 2024	—	—	438,330	423,150
(a) The carrying value of the term loan debt is shown net of original issue discounts. The carrying value of the Senior Notes is inclusive of unamortized premiums.

8. Restructuring and Other Costs
Merger-Related Restructuring
During 2017, in connection with the Merger, the Company established a restructuring plan to eliminate redundant positions and reduce its facility footprint worldwide. The Company expects to continue the ongoing evaluations of its workforce and facilities infrastructure needs in an effort to optimize its resources. Restructuring and other costs related to the Merger consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Employee severance and benefit costs	$12,029	$18,021	$11,274
Facility and lease termination costs	12,940	24,090	2,213
Other merger-related costs	—	560	2,047
Total merger-related restructuring and other costs	$24,969	$42,671	$15,534
The Company expects to continue to incur costs related to the restructuring of its operations in order to achieve the targeted synergies as a result of the Merger. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of its combined operations.
Non Merger-Related Restructuring and Other Costs
During the years ended December 31, 2019, 2018, and 2017, the Company incurred employee severance costs and facility closure and lease termination costs related to the Company’s non Merger-related restructuring activities. The Company also assumed certain liabilities related to employee severance and facility closure costs as a result of actions taken by inVentiv prior to the Merger.
In addition, the Company incurred consulting and other professional fees during the years ended December 31, 2019 and 2018 related to the continued consolidation of its legal entities and process changes to meet the requirements of new accounting standards.
Restructuring and other costs related to these actions consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Employee severance and benefit costs	$13,214	$1,922	$8,641
CEO transition and retention costs	—	—	753
Facility and lease termination costs	3,262	1,567	1,331
Consulting fees	—	3,488	4,975
Other costs	690	1,145	2,081
Total non-Merger related restructuring and other costs:	$17,166	$8,122	$17,781

Accrued Restructuring Liabilities
The following table summarizes the activity related to the liabilities associated with restructuring and other costs (in thousands):

	Employee Severance Costs	Facility Closure and Lease Termination Costs	Other Costs	Total
Balance at December 31, 2017	$8,858	$7,411	$524	$16,793
Expenses incurred (b)	19,853	22,276	4,615	46,744
Payments	(21,237)	(12,926)	(5,087)	(39,250)
Balance at December 31, 2018	7,474	16,761	52	24,287
Adoption of ASC 842 (a)	—	(16,761)	—	(16,761)
Expenses incurred (b)	25,243	—	690	25,933
Payments	(26,989)	—	(720)	(27,709)
Balance at December 31, 2019	$5,728	$—	$22	$5,750
(a) As a result of the adoption of ASC 842, accrued expenses related to facility closure and lease termination costs are now reflected within the current portion of operating lease obligations and operating lease long-term obligations on the consolidated balance sheets as of December 31, 2019. These facility costs will be paid over the remaining terms of exited facilities, which range from 2020 through 2027.
(b) The amount of expenses incurred excludes $6.7 million, $4.0 million, and $8.9 million of non-cash restructuring and other expenses incurred for the years ended December 31, 2019, 2018, and 2017, respectively, because these expenses were not subject to accrual prior to the period in which they were incurred. Expenses incurred for the year ended December 31, 2019 also exclude $9.5 million of facility lease closure and lease termination costs that are reflected as a reduction of operating lease right-of-use assets on the consolidated balance sheet under ASC 842.
The Company expects the employee severance costs accrued as of December 31, 2019 will be paid within the next twelve months. Certain facility costs will be paid over the remaining lease terms of the exited facilities that range from 2020 through 2027. Liabilities associated with these costs are included in accrued expenses and other long-term liabilities on the accompanying consolidated balance sheets.
9. Shareholders' Equity
Shares Outstanding
Shares of common stock outstanding were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Common stock shares, beginning balance	103,372	104,436	53,763
Common stock issuances related to business combinations	—	—	49,297
Stock repurchases	(1,323)	(1,973)	—
Stock option exercises	1,381	767	1,178
RSU distributions net of shares for tax withholding	436	142	198
Common stock shares, ending balance	103,866	103,372	104,436
Merger
On August 1, 2017, the Company completed its Merger with inVentiv. The Company issued 49,297,022 fully diluted shares of the Company’s common stock in exchange for all outstanding inVentiv shares of common stock.

Stock Repurchase Program
On February 26, 2018, the Company's Board of Directors (the "Board") authorized the repurchase of up to an aggregate of $250.0 million of the Company's common stock to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades or through privately negotiated transactions through December 31, 2019 (the "stock repurchase program"). On December 5, 2019, the Board increased the dollar amount authorized under the stock repurchase program to up to an aggregate of $300.0 million and extended the term of the stock repurchase program to December 31, 2020. The Company intends to use cash on hand and future operating cash flow to fund the stock repurchase program.
The stock repurchase program does not obligate the Company to repurchase any particular amount of the Company’s common stock and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate requirements for cash, and overall market conditions. The stock repurchase program will be subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq exchange rules. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law.
The following table sets forth repurchase activity under the stock repurchase program from inception through December 31, 2019:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2018	948,100	$39.55	$37,493
April 2018	1,024,400	$36.60	37,492
January 2019	552,100	$39.16	21,623
February 2019	120,600	$41.40	4,993
June 2019	509,100	$45.29	23,055
August 2019	141,100	$49.93	7,045
Total	3,295,400		$131,701
The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.
As of December 31, 2019, the Company has remaining authorization to repurchase up to approximately $168.3 million of its common stock under the stock repurchase program.

The following is a summary of the Company's authorized, issued and outstanding shares at December 31:

	2019	2018
Shares Authorized:
Class A common stock	300,000,000	300,000,000
Class B common stock	300,000,000	300,000,000
Preferred stock	30,000,000	30,000,000
Total shares authorized	630,000,000	630,000,000
Shares Issued and Outstanding:
Class A common stock	103,865,770	103,372,097
Class B common stock	—	—
Preferred stock	—	—
Total shares issued and outstanding	103,865,770	103,372,097
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
Dividend Rights and Preferences of Common Stock
The holders of Class A and Class B common stock are entitled to dividends on a pro rata basis at such time and in such amounts as declared by the Board. There were no dividends paid during the years ended December 31, 2019, 2018, or 2017.
Liquidation Rights and Preferences of Common Stock
The holders of Class A and Class B common stock are entitled to participate on a pro rata basis in all distributions made in connection with a voluntary or involuntary liquidation, dissolution, or winding up of the affairs of the Company.

10. Earnings Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss)	$131,258	$24,284	$(138,469)
Denominator:
Basic weighted average common shares outstanding	103,618	103,414	74,913
Effect of dilutive securities:
Stock options and other awards under share-based compensation programs	1,387	1,287	—
Diluted weighted average common shares outstanding	105,005	104,701	74,913
Earnings (loss) per share:
Basic	$1.27	$0.23	$(1.85)
Diluted	$1.25	$0.23	$(1.85)
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
The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings (loss) per share, weighted for the portion of the period they were outstanding, are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Anti-dilutive stock options and other awards	277	744	531
Anti-dilutive stock options and other awards under share-based compensation programs excluded based on reporting a net loss for the period	—	—	1,255
Total common stock equivalents excluded from diluted earnings (loss) per share	277	744	1,786

11. Income Taxes
The components of income (loss) before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$(17,066)	$(26,263)	$(204,352)
Foreign	118,775	83,521	92,475
Income (loss) before provision for income taxes	$101,709	$57,258	$(111,877)
The components of income tax expense were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Federal income taxes:
Current	$13,952	$(19,949)	$6,299
Deferred	11,693	3,081	(18,731)
Foreign income taxes:
Current	(21,452)	(10,398)	(18,030)
Deferred	2,206	2,382	312
State income taxes:
Current	(2,850)	(2,387)	(430)
Deferred	26,000	(5,703)	3,988
Income tax benefit (expense)	$29,549	$(32,974)	$(26,592)
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
The Company has approximately $745.2 million of undistributed foreign earnings, of which approximately $341.8 million will remain indefinitely reinvested in the foreign jurisdictions. These earnings are expected to be used to support the growth and working capital needs of the Company’s foreign subsidiaries. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings. The remaining $403.4 million of undistributed foreign earnings are not considered indefinitely reinvested, and the Company has provided a $3.4 million deferred tax liability, primarily related to state taxes, for the estimated tax liability that would be due upon repatriation.
The Tax Act also introduced a new tax on U.S. corporations that derive tax benefits from deductible payments to non-US affiliates called the base erosion and anti-abuse tax ("BEAT"). BEAT applies when base eroding payments are in excess of three percent of the Company’s total deductible payments and where BEAT exceeds regular U.S. tax due, similar to a minimum tax. Final regulations related to BEAT were released in December 2019 and the Company has considered this guidance as part of the BEAT computation. The

Company's base eroding payments do not exceed the three percent threshold of its deductible payments in 2019; therefore, the Company has not recorded any BEAT liability for the year ended December 31, 2019. Additionally, during 2019, the Company finalized its review of base erosion payments related to 2018 and concluded these payments were below the three percent threshold of its total deductible payments for 2018. As such, the Company has recognized a tax benefit representing the reversal of the 2018 BEAT liability previously recorded.
Actual income tax expense differed from the amount computed by applying the U.S. federal tax rate of 21% during 2019 and 2018, and 35.0% during 2017 to pre-tax income (loss) as a result of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Expected income tax (expense) benefit at statutory rate	$(21,359)	$(12,024)	$39,157
Change in income tax expense resulting from:
Foreign income inclusion	(39,557)	(20,916)	(780)
Foreign earnings reinvestment assertion reversal	—	3,823	112,087
Foreign earnings reinvestment assertion accrual	—	—	(53,421)
Changes in income tax valuation allowance (all jurisdictions)	68,537	15,228	(52,563)
Change in fair value of contingent obligations	(3,625)	2,434	4,344
Share-based compensation	(1,094)	(2,677)	8,901
Research and general business tax credits	1,871	10,937	5,718
State and local taxes, net of federal benefit	9,085	(7,715)	1,330
Capitalized transaction costs	—	(481)	(6,486)
Foreign rate differential	3,595	4,071	16,778
Changes in reserve for uncertain tax positions including interest	(5,393)	1,190	947
Provision to tax return and other deferred tax adjustments	6,950	(12,251)	(536)
Base erosion and anti-abuse tax	15,054	(15,054)	—
Federal rate change	—	1,226	(37,468)
Transition tax	—	—	(63,050)
Nondeductible executive compensation	(1,802)	(159)	(1,792)
Other, net	(2,713)	(606)	242
Income tax benefit (expense)	$29,549	$(32,974)	$(26,592)
The changes in the valuation allowance for deferred tax assets were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at the beginning of the period	$150,316	$159,646	$5,238
Deferred tax assets assumed through business combinations	—	—	101,527
(Credited) charged to income tax expense	(68,537)	(15,228)	52,563
(Credited) charged to equity	42	11,848	—
Foreign currency exchange	2,338	(5,950)	—
Other adjustments	—	—	318
Balance at the end of the period	$84,159	$150,316	$159,646
As of December 31, 2019, the valuation allowance decreased by $66.2 million, resulting primarily from a net decrease of $68.5 million primarily due to the release of the valuation allowance on U.S. deferred tax assets and an increase of $2.3 million for changes related to foreign currency exchange.

The Company assessed both positive and negative evidence in evaluating whether it could support the recognition of its U.S. net deferred tax asset position or if a valuation allowance would be required. Additionally, the Company elected to use the tax law ordering approach to determine the realizability of its deferred tax assets. A significant piece of objective positive evidence that the Company considered was the three year cumulative income, which includes adjustments for certain permanent items, for periods ending December 31, 2019, 2018, and 2017. This objective positive evidence was weighed against any subjective negative evidence available to the Company and it was determined that the substantial objective positive evidence was sufficient to overcome the substantial negative evidence. As a result of this positive evidence, the Company released its entire valuation allowance for the U.S. federal deferred tax assets and a large portion of its valuation allowance related to state deferred tax assets. The Company recorded a benefit of $68.5 million, a benefit of $15.2 million and an expense of $52.6 million for the net change in valuation allowance for the years ended December 31, 2019, 2018, and 2017, respectively.
The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2019	2018
Deferred tax assets:
Net operating losses	$199,002	$262,047
Tax credits	51,273	57,306
Deferred revenue	13,598	13,817
Employee compensation and other benefits	27,287	27,128
Allowance for doubtful accounts	1,091	963
Deferred rent	—	2,564
Lease obligations	64,114	—
Accrued expenses	8,508	11,445
Prepaid royalty	6,525	—
Interest limitation carryforwards	15,624	12,831
Other	10,154	5,433
Total deferred tax assets	397,176	393,534
Less: valuation allowance	(84,159)	(150,316)
Net deferred tax assets	313,017	243,218
Deferred tax liabilities:
Undistributed foreign earnings	(3,366)	(3,818)
Right of use asset	(57,055)	—
Foreign branch operations	—	(1,733)
Depreciation and amortization	(226,252)	(250,090)
Other	(433)	(3,380)
Total deferred tax liabilities	(287,106)	(259,021)
Net deferred tax assets (liabilities)	$25,911	$(15,803)
As of December 31, 2019 and 2018, the Company had U.S. federal NOL carryforwards of approximately $569.5 million and $846.5 million, respectively.
As of December 31, 2019 and 2018, the Company had state NOL carryforwards of approximately $1.04 billion and $1.03 billion, respectively, a portion of which expires annually. The Company also had foreign NOL carryforwards of $85.8 million and $118.2 million as of December 31, 2019 and 2018, respectively. A valuation allowance has been established for jurisdictions where the future benefit of the NOL carryforwards is not more likely than not to be realized.
As of December 31, 2019 and 2018, the Company had Canadian research and development credit carry forwards of $48.5 million and $51.8 million, respectively. For the years ended December 31, 2019 and 2018, a valuation allowance of $48.5 million and $48.2 million, respectively, has been established against these tax credits where the future benefit of the credits is not more likely than not to be realized.
The Company had gross unrecognized tax benefits, exclusive of associated interest and penalties, of approximately $23.2 million and $19.2 million as of December 31, 2019 and 2018, respectively. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and 2018, the Company had accrued interest and penalties related to uncertain tax positions of $6.4 million and $4.4 million, respectively. For the years ended December 31, 2019 and 2018, the Company recorded tax expense in the accompanying consolidated statements of operations related to interest and penalties associated with uncertain tax positions of $2.1 million, $0.5 million, respectively.
The Company anticipates that during the next 12 months, the unrecognized tax benefits will decrease by approximately $15.1 million. A reconciliation of the beginning and ending balances of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance at December 31, 2016	$15,738
Lapse of statute of limitations	191
Increases for tax positions of prior years	27,974
Decreases for tax positions of prior years	(226)
Impact of foreign currency translation	1
Unrecognized tax benefits balance at December 31, 2017	43,678
Increases for tax positions in the current year	673
Increases for tax positions of prior years	344
Decreases for tax positions in prior year	(25,309)
Impact of foreign currency translation	(141)
Unrecognized tax benefits balance at December 31, 2018	19,245
Increases for tax positions in the current year	2,222
Increases for tax positions of prior years	2,255
Decreases for tax positions in prior year	(440)
Impact of foreign currency translation	(44)
Unrecognized tax benefits balance at December 31, 2019	$23,238
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
The Company remains subject to audit by the IRS and various state taxing jurisdictions with the earliest open period of 1999, due to NOL carryforwards. The Company's tax filings are open to investigation from 2015 forward in the United Kingdom, which is the jurisdiction of the Company's largest foreign operation. In addition, income tax returns for various tax years are currently under examination by the respective tax authorities in the U.S, the United Kingdom, Germany, Russia, and India. The Company believes that its reserve for uncertain tax positions is adequate to cover existing risks or exposures related to all open tax years.

12. Revenue from Contracts with Customers
Unsatisfied Performance Obligations
As of December 31, 2019, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASC 606 was $5.40 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control. Accordingly, such contracts have been excluded from the unsatisfied performance obligations balance presented above.
Timing of Billing and Performance
During the year ended December 31, 2019, the Company recognized approximately $568.0 million of revenue that was included in the deferred revenue balance at the beginning of the year. During the year ended December 31, 2019, approximately $66.8 million of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods and predominately related to changes in scope and estimates in full service clinical studies. Changes in the contract assets and deferred revenue balances during the year ended December 31, 2019 were not materially impacted by any other factors.
13. Segment Information
The Company is managed through two reportable segments: Clinical Solutions and Commercial Solutions. Each reportable segment consists of multiple service offerings that, when combined, create a fully integrated biopharmaceutical services organization. Clinical Solutions offers a variety of services spanning Phase I to Phase IV of clinical development, including full service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Commercial Solutions provides commercialization services to the pharmaceutical, biotechnology, and healthcare industries, which include Deployment Solutions, communications solutions (public relations and advertising), and consulting related services.
The Company’s Chief Operating Decision Maker (the "CODM") reviews segment performance and allocates resources based upon segment revenue and income from operations. Inter-segment revenue is eliminated from the segment reporting provided to the CODM and is not included in the segment revenue presented in the table below. Certain costs are not allocated to the Company’s reportable segments and are reported as general corporate expenses. These costs primarily consist of share-based compensation and general operational expenses associated with the Company’s senior leadership, finance, Board, investor relations, and internal audit functions. Prior to the adoption of ASC 606, revenue and costs for reimbursed out-of-pocket expenses were not allocated to the Company’s segments. The Company does not allocate depreciation, amortization, asset impairment charges, restructuring, or transaction and integration-related expenses to its segments. Additionally, the CODM reviews the Company’s assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources.

Information about reportable segment operating results was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017 (a)
Revenue:
Clinical Solutions	$3,421,596	$3,211,202	$1,459,968
Commercial Solutions	1,254,219	1,178,914	392,875
Total revenue	4,675,815	4,390,116	1,852,843
Reimbursable out-of-pocket expenses not allocated to segments	—	—	819,221
Total consolidated revenue	4,675,815	4,390,116	2,672,064
Segment direct costs:
Clinical Solutions	2,616,249	2,477,920	930,176
Commercial Solutions	1,000,645	937,060	291,310
Total segment direct costs	3,616,894	3,414,980	1,221,486
Segment selling, general, and administrative expenses:
Clinical Solutions	275,645	266,381	203,206
Commercial Solutions	92,287	86,333	40,236
Total segment selling, general, and administrative expenses	367,932	352,714	243,442
Segment operating income:
Clinical Solutions	529,702	466,901	326,586
Commercial Solutions	161,287	155,521	61,329
Total segment operating income	690,989	622,422	387,915
Direct costs and operating expenses not allocated to segments:
Reimbursable out-of-pocket expenses	—	—	819,221
Share-based compensation included in direct costs	29,011	19,330	10,537
Share-based compensation included in selling, general, and administrative expenses	26,182	14,902	14,041
Corporate selling, general, and administrative expenses	52,167	38,689	25,137
Restructuring and other costs	42,135	50,793	33,315
Transaction and integration-related expenses	61,275	64,841	123,815
Asset impairment charges	—	—	30,000
Depreciation and amortization	242,465	273,685	179,936
Total consolidated income from operations	$237,754	$160,182	$(28,866)
(a) Following the Merger, beginning August 1, 2017, the Company’s consolidated results of operations include results of operations of inVentiv.

14. Operations by Geographic Location
The Company conducts its global operations through wholly-owned subsidiaries and representative sales offices. The Company attributes revenue to geographical locations based upon the location where the work is performed. The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Year Ended December 31,
	2019	2018	2017
Revenue:
North America (a)	$3,079,608	$2,974,330	$1,174,462
Europe, Middle East and Africa	1,055,007	955,882	458,264
Asia-Pacific	444,819	375,351	174,345
Latin America	96,381	84,553	45,772
Revenue (b)	4,675,815	4,390,116	1,852,843
Reimbursable out-of-pocket expenses (b)	—	—	819,221
Total revenue	$4,675,815	$4,390,116	$2,672,064
(a) Revenue for the North America region includes revenue attributable to the U.S. of $2.93 billion and $2.82 billion, or 62.7% and 64.3% of total revenue, for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2017, revenue for the North America region includes revenue attributable to the U.S. of $1.13 billion, or 60.9% of revenue excluding reimbursable out-of-pocket expenses. No other countries represented more than 10% of total revenue for any year.
(b) The Company adopted ASC 606 on January 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption.
The following table summarizes long-lived assets by geographic area as of December 31 (in thousands, all intercompany transactions have been eliminated):

	2019	2018
Property and equipment, net:
North America (a)	$159,709	$133,593
Europe, Middle East and Africa	28,514	33,053
Asia-Pacific	12,742	13,328
Latin America	2,961	3,512
Total property and equipment, net	$203,926	$183,486
(a) Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $153.1 million and $128.3 million as of December 31, 2019 and 2018, respectively.
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
As of December 31, 2019, substantially all of the Company’s cash and cash equivalents were held within the United States. As of December 31, 2018, the amount of cash and cash equivalents held outside the United States by the Company’s foreign subsidiaries was $43.6 million, or 28% of the total consolidated cash and cash equivalents balance.

Substantially all of the Company's revenue is earned by performing services under contracts with pharmaceutical and biotechnology companies. The concentration of credit risk is equal to the outstanding billed accounts receivable, unbilled accounts receivable, and contract assets less deferred revenue.
No single customer accounted for greater than 10% of the Company’s revenue for the years ended December 31, 2019 or 2017. During the year ended December 31, 2018, one customer accounted for approximately 11% of the Company’s revenue, which was primarily earned in the Clinical Solutions segment.
No single customer accounted for greater than 10% of the Company’s billed accounts receivable, unbilled accounts receivable, and contract assets balances for the year ended December 31, 2019. As of December 31, 2018, one customer accounted for 13% of the Company’s billed accounts receivable, unbilled accounts receivable, and contract assets balances.
16. Related-Party Transactions
For the year ended December 31, 2019, the Company had revenue of $0.4 million from a customer whose board of directors included a member who was also a member of the Company’s Board. This customer became a related party of the Company during the fourth quarter of 2019. For the year ended December 31, 2018, the Company had revenue of $0.4 million from two customers each of whose respective boards of directors included a member who was also a member of the Company’s Board. No material related party revenue was recorded for the year ended December 31, 2017.

For the year ended December 31, 2019, the Company incurred reimbursable out-of-pocket expenses of $1.1 million for professional services obtained from a provider whose board of directors included a member who was also a member of the Company's Board. These expenses are included within direct costs on the consolidated statements of operations. This provider ceased to be a related-party as of December 31, 2019. For the year ended December 31, 2018, the Company incurred reimbursable out-of-pocket expenses of $3.5 million for professional services obtained from two related-party providers. One provider had a member of its board of directors who was also a member of the Company’s Board and the other provider had a significant shareholder who was also a significant shareholder of the Company. At December 31, 2018, the Company had liabilities of $1.2 million included in accounts payable and accrued expenses on the consolidated balance sheet associated with obligations to these related parties. For the year ended December 31, 2017, the Company incurred reimbursable out-of-pocket expenses of $0.4 million for professional services obtained from a provider whose significant shareholder was also a significant shareholder of the Company.
17. Commitments and Contingencies
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
On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against the Company and certain of its officers on behalf of a putative class of its shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.) in the Southern District of New York, names as defendants the Company, Michael Bell, Alistair MacDonald, Michael Gilbertini, and Gregory S. Rush (the "Bermudez action"), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.) in the Eastern District of North Carolina, filed on January 25, 2018 (the “Vaitkuvienë action"), names as defendants the Company, Alistair MacDonald, and Gregory S. Rush (the "Initial Defendants"). Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's common stock between

May 10, 2017 and November 8, 2017 and November 9, 2017. The complaints allege that the Company published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders separately filed motions seeking to be appointed lead plaintiff and approving the selection of lead counsel. On March 30, 2018, Plaintiff Bermudez filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. On May 29, 2018, the Court in the Vaitkuvienë action appointed the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund as Lead Plaintiffs and, on June 7, 2018, the Court entered a schedule providing for, among other things, Lead Plaintiffs to file an amended complaint by July 23, 2018 (later extended to July 30, 2018). Lead Plaintiffs filed their amended complaint on July 30, 2018, which also includes a claim against the Initial Defendants, as well as each member of the board of directors at the time of the INC Research - inVentiv Health merger vote in July 2017 (the “Defendants”), contending that the inVentiv merger proxy was misleading under Section 14(a) of the Act. Lead Plaintiffs seek, among other things, orders (i) declaring that the lawsuit is a proper class action and (ii) awarding compensatory damages in an amount to be proven at trial, including interest thereon, and reasonable costs and expenses incurred in this action, including attorneys’ fees and experts' fees, to Lead Plaintiffs and other class members. Defendants filed a Motion to Dismiss Plaintiffs’ Amended Complaint on September 20, 2018. Lead Plaintiffs filed a Response in Opposition to such motion on November 21, 2018, and Defendants filed a Reply to such response on December 5, 2018. On May 23, 2019, Lead Plaintiffs filed a Notice of Filings in Related Case regarding the New Jersey shareholder action filed on March 1, 2019 described below, and Defendants filed their response on May 31, 2019. On September 26, 2019, the Court ordered, among other things, that this action is stayed in light of the litigation filed on March 1, 2019 and described below, pending before the United States District Court for the District of New Jersey. The Company and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims. In the Company's opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.
On September 24, 2018, the Court unsealed a civil complaint in the Western District of Washington captioned United States, et. al vs. AstraZeneca PLC, et. al, No. 2:17-cv-01328-RSL (W.D. Wa.) against inVentiv Health, Inc. and other co-defendants. The complaint alleges that the Company and co-defendants violated the Federal False Claims Act (and various state analogues) and Anti-Kickback Statute through the provision of clinical education services. On December 17, 2018, the United States moved to dismiss this lawsuit, as well as other similar lawsuits supported by the relator in this action. On November 5, 2019, the Court granted such motion and dismissed this action with prejudice as to the relator and without prejudice as to the United States. The Company denies the allegations in the complaint and intends to defend vigorously against these claims. In the Company’s opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
On February 21, 2019, the SEC notified the Company that it had commenced an investigation into the Company’s revenue accounting policies, internal controls and related matters. On August 26, 2019, the SEC notified the Company that it had concluded its investigation and does not intend to recommend an enforcement action against the Company at that time.
On March 1, 2019, a complaint was filed in the United States District Court for the District of New Jersey on behalf of a putative class of shareholders who purchased the Company's common stock during the period between May 10, 2017 and February 27, 2019. The action, captioned Murakami v. Syneos Health, Inc. et al, No. 19-7377 (D.N.J.), names the Company and certain of its executive officers as defendants and alleges violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements about its business, operations, and prospects. The plaintiffs seek awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. On March 28, 2019, Lead Plaintiffs in the Vaitkuvienë action filed a motion to intervene and to transfer this action to the Eastern District of North Carolina, and the Company filed its response on April 22, 2019. On April 30, 2019, a shareholder filed a motion seeking to be appointed lead plaintiff and approving the selection of lead counsel. On October 16, 2019, the Court ordered that Plaintiff, by November 8, 2019, file proof of service of the Complaint in Compliance with Rule 4, or otherwise show cause why the action should not be dismissed for failure to properly serve Defendants (the "Order to Show Cause"). The Court further ordered that the action is stayed and that both motions are administratively terminated pending the Court's resolution of the Order to Show

Cause. Plaintiff filed a response to the Order to Show Cause on November 8, 2019, and the Company and the other defendants filed a response on November 20, 2019. The parties are awaiting a ruling on the Order to Show Cause. The Company and the other defendants deny the allegations in the complaint and intend to defend vigorously against these claims. In the Company's opinion, the ultimate outcome of this matter is not expected to have a material adverse effect on the Company's financial position, results of operations, or cash flows.
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
Assumed Contingent Tax-Sharing Obligation
As a result of the Merger, the Company assumed contingent tax-sharing obligations arising from inVentiv’s 2016 merger with Double Eagle Parent, Inc. As of December 31, 2019 and 2018, the estimated fair value of the assumed contingent tax-sharing obligations was $32.7 million and $15.7 million, respectively. For additional information, refer to "Note 3 - Business Combinations."
Contingent Earn-out Liability
In connection with the Kinapse acquisition, the Company recorded a contingent earn-out liability to be paid based on Kinapse meeting revenue targets through March 31, 2021. The fair value of the earn out liability is remeasured at the end of each reporting period, with changes in the estimated fair value reflected in earnings until the liability is settled. The estimated fair value of the contingent earn out liability was $4.6 million and $4.4 million as of December 31, 2019 and 2018, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheets. For additional information, refer to “Note 3 - Business Combinations.”
18. Share-Based Compensation
Overview of Employee Share-Based Compensation Plans
The Company has two equity-based compensation plans, the Syneos Health, Inc. 2018 Equity Incentive Plan (“2018 Plan”) and the Syneos Health, Inc. 2016 Employee Stock Purchase Plan, as amended and restated ("ESPP"). In addition, the Company had the INC Research Holdings, Inc. 2014 Equity Incentive Plan ("2014 Plan") and the INC Research Holdings, Inc. 2010 Equity Incentive Plan ("2010 Plan") that were terminated effective May 24, 2018 and October 30, 2014, respectively, except as to outstanding awards. No further awards can be issued under the 2014 or 2010 Plans. The 2018 Plan was effective on May 24, 2018, and permits granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units ("RSUs"), or stock awards to employees, as well as non-employee directors, consultants, or other personal service providers. The terms of equity-based instruments granted are determined at the time of grant and are typically subject to such conditions as continued employment, passage of time, and/or satisfaction of performance criteria. The Company has granted stock options and RSUs, which typically vest ratably over three-year to four-year periods from the grant date. In addition, the Company has granted performance-vesting RSUs. The Board and the Compensation Committee have the discretion to determine different vesting schedules. Stock options have a maximum term of ten years. The exercise price per share of stock options may not be less than the fair market value of a share of the Company's common stock on the date of grant.
On August 1, 2017, in connection with the Merger, the Company filed a Form S-8 Registration Statement for the Double Eagle Parent, Inc. 2016 Omnibus Equity Incentive Plan ("Double Eagle Plan" and together with the 2018 Plan, 2014 Plan, and 2010 Plan, the “Plans”). The number of shares registered in that filing was 1,500,000. Under this plan, the Company issued replacement awards consisting of stock options and RSUs. No further awards can be issued under the Double Eagle Plan.

As of December 31, 2019, the Company had equity grants outstanding under the 2010 Plan, 2014 Plan, 2018 Plan, and the Double Eagle Plan. The maximum number of shares reserved for issuance under the Plans was 15,167,325, of which 5,008,943 shares were available for future grants as of December 31, 2019. In addition, under the 2018 Plan, any shares of the Company’s common stock that are retained by or returned to the Company under any outstanding awards that are canceled, expired, forfeited, surrendered, settled in cash, or otherwise terminated without delivery of the shares, in each case, will prior to vesting or exercise become available for future grants.
Employee Stock Purchase Plan
In March 2016, the Board approved the ESPP, which was also approved by the Company’s shareholders in May 2016. The ESPP was subsequently amended and restated and approved by the Board in March 2018, and also approved by the Company’s shareholders in May 2018. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their annual base salary or wages to be applied toward the purchase of full shares of the Company’s common stock on the last trading day of the offering period. Participating employees can purchase shares of the Company's common stock at a 15% discount to the lesser of the closing price of the Company's common stock as quoted on the Nasdaq Stock Exchange on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. Offering periods under the ESPP are six months in duration, and the first offering period began on September 1, 2016. Under the ESPP, the Company recognized share-based compensation expense of $6.5 million, $5.7 million, and $1.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. As of December 31, 2019, there were 896,679 shares issued and 2,603,321 shares reserved for future issuance under the ESPP.
Share-Based Awards Exchanged in Business Combination
As a result of the Merger, the Company assumed the equity incentive plans formerly related to inVentiv. In connection with the Merger, the vesting conditions of certain outstanding time-based and performance-based stock option awards and RSUs of inVentiv were modified at the discretion of its board of directors. These changes were treated as modifications of share-based awards and accounted for according to the provisions of ASC Topic 718, Compensation - Stock Compensation. Each vested option to purchase shares of inVentiv common stock outstanding immediately prior to the effective date of the Merger was automatically converted into a vested option to acquire shares of the Company’s common stock, on substantially the same terms and conditions, adjusted by the 3.4928 exchange ratio; and each restricted stock unit of inVentiv outstanding immediately prior to the effective date of the Merger was automatically converted into shares of the Company’s common stock at an exchange ratio of 3.4928. The fair value of these awards was allocated to the purchase consideration in the amount of $16.2 million and post-combination expense in the amount of $27.1 million, based on the portion of the vesting period completed prior to the date of the Merger.
Similarly, at the discretion of the Company’s Board, upon the Merger certain share-based awards of the Company outstanding immediately prior to the effective date of the Merger vested, and certain performance-based RSUs were converted into RSUs at 100% of the target. The outstanding awards of approximately 50 employees were impacted. The aggregate incremental fair value of these awards was approximately $2.7 million, of which approximately $0.5 million, $0.1 million, and $1.5 million was recognized as share-based compensation expense during the years ended December 31, 2019, 2018, and 2017, respectively. There is no remaining incremental fair value to be recognized.

Stock Option Awards
The following table sets forth the summary of stock option activity under the Plans for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(a)
Outstanding at December 31, 2018	1,910,577	$27.92
Exercised	(872,474)	27.29
Forfeited	(15,479)	43.07
Expired	(38,447)	33.75
Outstanding at December 31, 2019	984,177	28.01	5.24	$30,965
Vested and expected to vest at December 31, 2019	984,177	28.01	5.24	$30,965
Exercisable at December 31, 2019	925,001	$27.06	5.20	$29,983
(a) Represents the total pre-tax intrinsic value (i.e., the aggregate difference between the closing price of the Company’s common stock on December 31, 2019 of $59.47 and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2019.
As of December 31, 2019, there was $0.1 million of unrecognized compensation expense related to non-vested stock options, which is expected to be recognized over a weighted average period of 0.6 years.
Other information pertaining to the Company's stock option awards was as follows (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Weighted average grant date fair value of options granted	$—	$—	$13.88
Total intrinsic value of options exercised	20,288	9,156	37,928
Fair Value Assumptions
The fair values of stock option awards and ESPP offerings were determined using the Black-Scholes valuation model and the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected volatility:
Stock options	—%	—%	24.5% - 24.6%
ESPP	39.1% - 51.9%	32.3% - 69.3%	36.0% - 46.5%
Risk-free interest rate:
Stock options	—%	—%	1.80%
ESPP	1.88% - 2.52%	1.85% - 2.28%	0.79% - 1.08%
Expected term (in years):
Stock options	—	—	4.75 - 5.0
ESPP	0.5	0.5	0.5

Restricted Stock Units Awards
The following table sets forth a summary of RSUs outstanding under the 2014 and 2018 Plans as of December 31, 2019 and changes during the year then ended:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	2,203,966	$41.02
Granted	1,521,614	45.41
Vested	(732,786)	41.35
Forfeited	(441,418)	42.36
Non-vested at December 31, 2019	2,551,376	$43.48
At December 31, 2019, there was $65.7 million of unrecognized compensation expense related to unvested RSUs, which is expected to be recognized over a weighted average period of 1.8 years.
Performance-Based Awards
During the years ended December 31, 2019, 2018, and 2017, the Board and Compensation Committee granted certain executive officers performance-based RSUs (“PRSUs”). The PRSUs are subject to the Company's achieving certain performance targets including revenue growth, adjusted diluted EPS growth, and return on invested capital. These awards are included in the RSU table above. Compensation expense related to PRSUs is recorded based on the estimated quantity of awards that are expected to vest. At each reporting period, management re-assesses the probability that the performance conditions will be achieved and adjusts compensation expense to reflect any changes in the estimated probability of vesting until the actual level of achievement of the performance targets is known.
Share-Based Compensation Expense
Total share-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Direct costs	$29,011	$19,330	$10,537
Selling, general, and administrative expenses	26,182	14,902	14,041
Restructuring and other costs	—	91	3,791
Transaction and integration-related expenses	—	—	31,327
Total share-based compensation expense	$55,193	$34,323	$59,696
The total income tax benefit recognized in the consolidated statements of operations for share-based compensation arrangements was approximately $10.8 million, $1.7 million, and $1.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

19. Employee Benefit Plans
Defined Contribution Retirement Plans
In the U.S., the Company offers defined contribution retirement benefit plans that comply with Section 401(a) of the Internal Revenue Code under which it matches employee deferrals at varying percentages and at specified limits of the employee’s salary.
The Company’s contributions related to these defined contribution retirement plans were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Defined contribution retirement plan contributions	$29,834	$24,801	$15,429
The Company also has defined contribution retirement plans outside of the U.S. The Company's contributions related to these plans were approximately $10.0 million during the year ended December 31, 2019. The Company's contributions associated with all of its defined contribution retirement plans are recorded in direct costs and selling, general, and administrative expenses on the accompanying consolidated statements of operations.
Deferred Compensation Plan
The Company offers a nonqualified Deferred Compensation Plan for certain employees pursuant to Section 409a of the Internal Revenue Code (“NQDC Plan”). Under this plan, participants can defer, on a pre-tax basis, from 1.0% up to a maximum of 80.0% of salary and from 1.0% up to a maximum of 100.0% of commissions and performance and non-performance based bonuses. The Company does not make matching contributions into the NQDC Plan. Distributions will be made to participants upon termination of employment or death in a lump sum, unless installments are selected.
As of December 31, 2019 and 2018, the NQDC Plan deferred compensation liabilities were $21.2 million and $14.6 million, respectively, and are included in other long-term liabilities on the accompanying consolidated balance sheets. The assets associated with the NQDC Plan are subject to the claims of the creditors and primarily consist of investments in mutual funds maintained in a “rabbi trust”. These investments are classified as trading securities and are included in other long-term assets on the accompanying consolidated balance sheets.
20. Quarterly Results of Operations — Unaudited
The following was a summary of the Company's consolidated quarterly results of operations for each of the fiscal years ended December 31, 2019 and 2018 (in thousands, except per share data):

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,119,006	$1,166,827	$1,177,028	$1,212,954
Income from operations (a) (b)	26,816	58,134	69,443	83,361
Net (loss) income (c) (d)	(30,004)	11,292	58,920	91,050
Basic (loss) earnings per share	$(0.29)	$0.11	$0.57	$0.88
Diluted (loss) earnings per share	$(0.29)	$0.11	$0.56	$0.86

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$1,057,196	$1,072,530	$1,114,918	$1,145,472
Income from operations (a) (b)	10,175	30,722	39,817	79,468
Net (loss) income (c) (d)	(24,552)	13,560	(10,394)	45,670
Basic (loss) earnings per share	$(0.24)	$0.13	$(0.10)	$0.44
Diluted (loss) earnings per share	$(0.24)	$0.13	$(0.10)	$0.44
(a) Transaction and integration-related expenses for the three months ended March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019 were $16.7 million, $7.7 million, $10.5 million, and $26.4 million respectively. Transaction and integration-related expenses for the three months ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018 were $25.2 million, $18.0 million, $18.6 million, and $3.0 million, respectively. See "Note 2 - Financial Statement Details" for additional information.
(b) Restructuring and other costs for the three months ended March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019 were $14.4 million, $11.9 million, $13.5 million, and $2.3 million, respectively. Restructuring and other costs for the three months ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018 were $13.7 million, $8.6 million, $19.3 million, and $9.2 million, respectively.
(c) During the three months ended December 31, 2019, the Company recorded a net gain on extinguishment of debt of $14.8 million related to the redemption of the Senior Notes and subsequent write-off of the associated unamortized premium. During the three months ended March 31, 2019, the Company recorded a loss on extinguishment of debt of $4.4 million associated with the repricing of the Credit Agreement and voluntary prepayments. During the three months ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018, the Company recorded a loss on extinguishment of debt of $0.2 million, $1.9 million, $1.8 million, and $0.3 million, respectively, associated with the repricing of the Credit Agreement and voluntary prepayments.
(d) The Company's income tax benefit for the year ended December 31, 2019 included BEAT tax provisions (benefits) for the three months ended March 31, 2019, June 30, 2019, September 30, 2019, and December 31, 2019 in the amounts of $7.5 million, $2.0 million, $(2.1) million and ($22.5 million), respectively. Additionally, during the three months ended December 31, 2019, the Company's income tax benefit included a $68.5 million benefit from the release of its entire valuation allowance on U.S. deferred tax assets and a large portion of its valuation allowance related to state deferred tax assets. During the three months ended December 2018, the Company's income tax expense included a BEAT tax provision in the amount of $15.1 million and a benefit of $15.3 million as a result of partial releases of its domestic and foreign valuation allowances. See "Note 11 - Income Taxes" for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based upon their evaluation, our CEO and CFO concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
Other than the remediation of the material weaknesses described below, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
In connection with management’s assessment of our internal control over financial reporting as of December 31, 2018, management concluded that material weaknesses existed in the design and operating effectiveness of internal controls within the Clinical Solutions segment in connection with the revenue recognition process under ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), which we adopted on January 1, 2018.
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
Remediation of the Material Weaknesses in Internal Control over Financial Reporting
Management has completed remediation efforts to address the material weaknesses. The remediation included: (i) development of remediation-specific training as well as enhancement of ongoing training for both finance and operational staff involved in revenue recognition in our Clinical Solutions segment; (ii) completion of risk assessments that considered company specific and external factors at a level of precision necessary to identify new internal controls and modifications to existing internal controls sufficient to mitigate relevant risks; (iii) implemented and executed new and modified internal controls designed to evaluate the appropriateness of revenue recognition in our Clinical Solutions segment; and (iv) monitored progress throughout the remediation process with oversight by senior leadership and internal audit, with periodic updates provided to the audit committee of the board of directors. During the year ended December 31, 2019, management tested the design and operational effectiveness of the modified and new internal controls. As of December 31, 2019, management concluded that the material weaknesses that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 have been remediated.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework established in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) on Form 10-K, information required by this Item concerning our directors and corporate governance is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our 2020 Proxy Statement related to our Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year.
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
The information required by this Item concerning our executive officers is set forth at the end of Part I, Item 1, "Business" in this Annual Report on Form 10-K under the section captioned "Information About Executive Officers."
The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, if applicable, is incorporated by reference from the section of the 2020 Proxy Statement captioned “Delinquent Section 16(a) Reports.”
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation and Other Matters” and “Director Compensation for Fiscal Year 2019” in the 2020 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth the indicated information as of December 31, 2019 with respect to our equity compensation plans approved by security holders:

Plan Description	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2018 Equity Incentive Plan	—	$—	5,008,943
2016 Employee Stock Purchase Plan	—	$—	2,603,321
2014 Equity Incentive Plan	321,697	$42.72	—
2010 Equity Incentive Plan	347,148	$12.65	—
2016 Omnibus Equity Incentive Plan	315,332	$29.92	—
Total	984,177		7,612,264
Our equity compensation plans consist of the 2018 Equity Incentive Plan, the 2016 Employee Stock Purchase Plan, the 2014 Equity Incentive Plan, the 2010 Equity Incentive Plan, and the 2016 Omnibus Equity Incentive Plan, which were approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.
Information in response to this Item, other than "Securities Authorized for Issuance Under Equity Compensation Plans," is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the 2020 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.
The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related Person Transactions” and "Corporate Governance Matters" in the 2020 Proxy Statement.
Item 14. Principal Accounting Fees and Services.
The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the 2020 Proxy Statement.

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

(b) Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of May 10, 2017, by and between Double Eagle Parent, Inc. and INC Research Holdings, Inc.	8-K	001-36730	2.1	May 10, 2017
3.1	Certificate of Incorporation of INC Research Holdings, Inc.	8-K	001-36730	3.1	August 1, 2017
3.2	Certificate of Amendment of Certificate of Incorporation of Syneos Health, Inc.	8-K	001-36730	3.1	January 8, 2018
3.3	Amended and Restated Bylaws of Syneos Health, Inc.	8-K	001-36730	3.2	January 8, 2018
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-199178	4.1	October 27, 2014
4.2	Second Supplemental Indenture, dated as of August 7, 2017, among INC Research Holdings, Inc., inVentiv Health, Inc., inVentiv Health Clinical, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	001-36730	10.1	August 9, 2017
4.3	Indenture, dated as of October 14, 2016, among Double Eagle Acquisition Sub, Inc., the guarantors party thereto and Wilmington Trust, National Association, as trustee.	8-K	001-36730	10.2	August 9, 2017
4.4	Description of Capital Stock.				Filed herewith
10.1.1#	Triangle Acquisition Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.1	October 6, 2014
10.1.2#	Amendment No. 1 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.2	October 6, 2014
10.1.3#	Amendment No. 2 to INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.3.3	October 6, 2014
10.1.4#	Form of Nonqualified Stock Option Award Agreement under INC Research Holdings, Inc. 2010 Equity Incentive Plan.	S-1	333-199178	10.4	October 6, 2014
10.1.5#	Form of 2010 Equity Incentive Plan Stock Option Adjustment Letter.	S-1/A	333-199178	10.16	October 27, 2014
10.1.6#	Form of 2010 Equity Incentive Plan Stock Option Amendment Letter.	S-1/A	333-199178	10.17	October 17, 2014
10.2.1#	INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	S-8	333-212154	4.4	June 21, 2016
10.2.2#	Form of Stock Option Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.6	October 17, 2014
10.2.3#	Form of Restricted Stock Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.14	October 17, 2014
10.2.4#	Form of Stock Option Award Agreement for Non-U.S. Participant under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	S-1/A	333-199178	10.15	October 17, 2014
10.2.5#	Form of Stock Option Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.1	October 29, 2015
10.2.6#	Form of Stock Option Award Agreement for Non-U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.2	October 29, 2015
10.2.7#	Form of Stock Option Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.3	October 29, 2015

10.2.8#	Form of Restricted Stock Unit Award Agreement for U.S. Executives under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.4	October 29, 2015
10.2.9#	Form of Restricted Stock Unit Award Agreement for Non-U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.5	October 29, 2015
10.2.10#	Form of Restricted Stock Unit Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.6	October 29, 2015
10.2.11#	Form of Performance Restricted Stock Unit Award Agreement for U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.1	May 2, 2016
10.2.12#	Form of Performance Restricted Stock Unit Award Agreement for Non-U.S. Participants under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.2	May 2, 2016
10.2.13#	Form of Global Restricted Stock Unit Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	10-Q	001-36730	10.1	May 10, 2017
10.2.14#	Form of Global Performance Restricted Stock Unit Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	10-Q	001-36730	10.2	May 10, 2017
10.2.15#	Form of Restricted Stock Unit Award Agreement for Non-Employee Directors under INC Research Holdings, Inc. 2014 Equity Incentive Plan, as Amended and Restated.	10-Q	001-36730	10.3	May 10, 2017
10.2.16#	Form of Restricted Stock Unit Award Agreement under INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.8	October 31, 2016
10.2.17#	Form of Performance-Based Restricted Stock Unit Award Agreement under the INC Research Holdings, Inc. 2014 Equity Incentive Plan.	10-Q	001-36730	10.6	May 9, 2018
10.2.18#	Form of Global Restricted Stock Unit Award Agreement under the INC Research Holdings, Inc. 2014 Equity Incentive Plan for the Chief Executive Officer.	10-Q	001-36730	10.7	May 9, 2018
10.2.19#	Form of Global Restricted Stock Unit Award Agreement under the INC Research Holdings, Inc. 2014 Equity Incentive Plan for the Chief Financial Officer.	10-Q	001-36730	10.8	May 9, 2018
10.3#	Management Incentive Plan.				Filed herewith
10.4.1#	Executive Service Agreement, by and between INC Research Holding Limited and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.2	July 28, 2016
10.4.2#	Letter Agreement, by and between INC Research Holdings, Inc. and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.4	July 28, 2016
10.4.3#	Amendment One to the Executive Service Agreement, made as of April 1, 2017, between INC Research Holdings Limited and Alistair Macdonald.	8-K	001-36730	10.1	April 6, 2017
10.4.4#	Amendment Two to the Executive Service Agreement, made as of January 15, 2020, between INC Research Holding Limited and Alistair Macdonald.				Filed herewith
10.5.1#	Executive Employment Agreement, effective April 8, 2014, by and between INC Research, LLC and Jason Meggs.	10-Q	001-36730	10.3	May 9, 2018
10.5.2#	Letter Agreement, dated March 20, 2018, by and among Syneos Health, Inc. and Jason Meggs.	10-Q	001-36730	10.4	May 9, 2018
10.5.3#	Letter Agreement, effective May 6, 2018, by and among Syneos Health, Inc. and Jason Meggs.	10-Q	001-36730	10.5	May 9, 2018
10.6#	Letter Agreement, dated November 13, 2018, by and among Syneos Health, Inc. and Jonathan Olefson.	10-K	001-36730	10.6	March 18, 2019
10.7#	Letter Agreement, dated November 7, 2017, by and between INC Research/inVentiv Health and Michelle Keefe.				Filed herewith

10.8#	Letter Agreement, dated August 29, 2018, by and between Syneos Health, Inc. and Paul D. Colvin.				Filed herewith
10.9#	Form of Retention Agreement for Participants.	8-K	001-36730	10.1	September 15, 2016
10.10	Voting Agreement, dated as of May 10, 2017, by and among Double Eagle Parent, Inc., INC Research Holdings, Inc. and Thomas H. Lee Partners, L.P.	8-K	001-36730	10.1	May 10, 2017
10.11	Voting Agreement, dated as of May 10, 2017, by and among Double Eagle Parent, Inc., INC Research Holdings, Inc. and Advent International Corporation.	8-K	001-36730	10.2	May 10, 2017
10.12	Stockholders’ Agreement, dated as of May 10, 2017, by and among INC Research Holdings, Inc. and the stockholders party thereto.	8-K	001-36730	10.3	May 10, 2017
10.13	Stockholders’ Agreement, dated as of May 10, 2017, by and among INC Research Holdings, Inc. and the stockholders party thereto.	8-K	001-36730	10.4	May 10, 2017
10.14.1	Credit Agreement, dated as of August 1, 2017, among INC Research Holdings, Inc., the Administrative Borrower, other Borrowers party thereto, the financial institution party thereto as lenders party thereto, Credit Suisse AG, as Administrative Agent, and each of the other parties as Joint Lead Arrangers and Joint Bookrunners party thereto.	8-K	001-36730	10.1	August 1, 2017
10.14.2	Amendment No. 1 to the Credit Agreement, dated as of May 4, 2018, among Syneos Health, Inc., the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and each of the other parties thereto.	8-K	001-36730	10.1	May 7, 2018
10.14.3	Amendment No.2 to the Credit Agreement, dated as of March 26, 2019, among the Company, the lenders party thereto, JPMorgan Chase Bank N.A., as Administrative Agent, and each of the other parties thereto.	8-K	001-36730	10.1	March 28, 2019
10.15#	Double Eagle Parent, Inc. 2016 Omnibus Equity Incentive Plan.	S-8	333-219607	4.3	August 1, 2017
10.16.1#	Syneos Health, Inc. 2018 Equity Incentive Plan.	8-K	001-36730	10.1	May 25, 2018
10.16.2#	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan.	10-K	001-36730	10.17.2	March 18, 2019
10.16.3#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan.	10-K	001-36730	10.17.3	March 18, 2019
10.17#	Syneos Health, Inc. 2016 Employee Stock Purchase Plan (as Amended and Restated).	8-K	001-36730	10.2	May 25, 2018
10.18	Purchase and Sale Agreement dated June 29, 2018 among various entities listed on Schedule I thereto, as originators, INC Research, LLC, as servicer, and Syneos Health Receivables LLC, as buyer.	8-K	001-36730	10.2	June 29, 2018
10.19.1	Receivables Financing Agreement, dated June 29, 2018 among Syneos Health Receivables, LLC, as borrower, PNC Bank, National Association, as administrative agent, INC Research, LLC, as initial servicer, PNC Capital Markets LLC, as structuring agent and the additional persons from time to time party thereto, as lenders.	8-K	001-36730	10.1	June 29, 2018
10.19.2	First Amendment to the Receivables Financing Agreement, dated August 1, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and INC Research, LLC, as initial servicer.	10-Q	001-36730	10.6	August 2, 2018
10.19.3	Second Amendment to the Receivables Financing Agreement, dated August 29, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and INC Research, LLC, as initial servicer.	10-Q	001-36730	10.2	November 6, 2018

10.19.4	Third Amendment to the Receivables Financing Agreement, dated October 25, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and INC Research, LLC, as initial servicer.	10-Q	001-36730	10.3	November 6, 2018
10.19.5	Fourth Amendment to the Receivables Financing Agreement, dated January 2, 2019, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC as initial servicer.	10-Q	001-36730	10.1	August 6, 2019
10.19.6	Fifth Amendment to the Receivables Financing Agreement, dated July 25, 2019, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC as initial servicer.	10-Q	001-36730	10.2	August 6, 2019
10.19.7	Sixth Amendment to the Receivables Financing Agreement, dated September 30, 2019, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC as initial servicer.	10-Q	001-36730	10.1	October 31, 2019
10.19.8
Omnibus Amendment, dated January 31, 2020, that is the Third Amendment to the Purchase and Sale Agreement and the Seventh Amendment to the Receivables Financing Agreement, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender, Syneos Health, LLC as the servicer and as a Remaining Originator, inVentiv Health Clinical, LLC as a released originator, and inVentiv Commercial Services, LLC as a remaining originator.
Filed herewith
10.20#	Syneos Health, Inc. Executive Severance Plan, Adopted September 15, 2016, amended and restated August 20, 2018.	10-Q	001-36730	10.1	November 6, 2018
21.1	List of Significant Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Deloitte & Touche LLP.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
# Denotes management contract or compensatory plan.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Syneos Health, Inc.
By:	/s/ Alistair Macdonald
	Name:	Alistair Macdonald
	Title:	Chief Executive Officer (Principal Executive Officer) and Director
	Date:	February 19, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alistair Macdonald	Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2020
Alistair Macdonald

/s/ Jason Meggs	Chief Financial Officer (Principal Financial Officer)	February 19, 2020
Jason Meggs

/s/ Robert Parks	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 19, 2020
Robert Parks

/s/ John M. Dineen	Chairman and Director	February 19, 2020
John M. Dineen

/s/ Todd Abbrecht	Director	February 19, 2020
Todd Abbrecht

/s/ Thomas Allen	Director	February 19, 2020
Thomas Allen

/s/ Bernadette M. Connaughton	Director	February 19, 2020
Bernadette M. Connaughton

/s/ Linda S. Harty	Director	February 19, 2020
Linda S. Harty

/s/ William E. Klitgaard	Director	February 19, 2020
William E. Klitgaard

/s/ John Maldonado	Director	February 19, 2020
John Maldonado

/s/ Kenneth F. Meyers	Director	February 19, 2020
Kenneth F. Meyers

/s/ Matthew E. Monaghan	Director	February 19, 2020
Matthew E. Monaghan

/s/ Joshua M. Nelson	Director	February 19, 2020
Joshua M. Nelson