Form 10-Q
period 2020-03-31
Syneos Health, Inc.
filed 2020-04-30
CIK 1610950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒
As of April 24, 2020, there were approximately 104,169,107 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share data)
Revenue	$1,163,355	$1,119,006

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	924,014	886,802
Selling, general, and administrative expenses	117,970	113,117
Restructuring and other costs	8,720	14,413
Transaction and integration-related expenses	7,577	16,658
Depreciation	17,225	19,571
Amortization	38,882	41,629
Total operating expenses	1,114,388	1,092,190
Income from operations	48,967	26,816

Other (income) expense, net:
Interest income	(336)	(1,502)
Interest expense	26,458	34,630
Loss on extinguishment of debt	—	4,355
Other (income) expense, net	(18,930)	8,921
Total other expense, net	7,192	46,404
Income (loss) before provision for income taxes	41,775	(19,588)
Income tax expense	8,201	10,416
Net income (loss)	$33,574	$(30,004)

Earnings (loss) per share:
Basic	$0.32	$(0.29)
Diluted	$0.32	$(0.29)
Weighted average common shares outstanding:
Basic	104,265	103,365
Diluted	105,642	103,365

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net income (loss)	$33,574	$(30,004)
Unrealized loss on derivative instruments, net of income tax benefit of $(6,639) and $(95), respectively	(10,730)	(4,216)
Foreign currency translation adjustments, net of income tax expense of $0 and $0, respectively	(48,788)	20,604
Comprehensive loss	$(25,944)	$(13,616)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2020	December 31, 2019
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$335,960	$163,689
Accounts receivable and unbilled services, net	1,340,648	1,303,641
Prepaid expenses and other current assets	97,929	94,834
Total current assets	1,774,537	1,562,164
Property and equipment, net	195,620	203,926
Operating lease right-of-use assets	218,437	218,531
Goodwill	4,323,436	4,350,380
Intangible assets, net	925,389	973,081
Deferred income tax assets	34,239	37,012
Other long-term assets	118,634	108,701
Total assets	$7,590,292	$7,453,795

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$112,312	$136,686
Accrued expenses	504,351	568,911
Deferred revenue	689,672	696,907
Current portion of operating lease obligations	40,130	38,055
Current portion of finance lease obligations	17,044	17,777
Current portion of long-term debt	77,500	58,125
Total current liabilities	1,441,009	1,516,461
Long-term debt	2,831,722	2,550,395
Operating lease long-term obligations	215,375	218,343
Finance lease long-term obligations	32,077	36,914
Deferred income tax liabilities	8,989	11,101
Other long-term liabilities	83,198	90,927
Total liabilities	4,612,370	4,424,141

Commitments and contingencies (Note 15)

Shareholders' equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 104,161 and 103,866 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,042	1,039
Additional paid-in capital	3,430,740	3,441,471
Accumulated other comprehensive loss, net of taxes	(131,111)	(71,593)
Accumulated deficit	(322,749)	(341,263)
Total shareholders' equity	2,977,922	3,029,654
Total liabilities and shareholders' equity	$7,590,292	$7,453,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$33,574	$(30,004)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	56,107	61,200
Share-based compensation	15,998	14,267
Provision for doubtful accounts	271	1,302
Provision for deferred income taxes	8,159	1,544
Foreign currency transaction gains	(15,019)	(77)
Fair value adjustment of contingent obligations	(4,095)	724
Loss on extinguishment of debt	—	4,355
Other non-cash items	1,104	(643)
Changes in operating assets and liabilities:
Accounts receivable, unbilled services, and deferred revenue	(53,078)	(25,471)
Accounts payable and accrued expenses	(66,426)	(26,682)
Other assets and liabilities	(15,202)	(13,821)
Net cash used in operating activities	(38,607)	(13,306)
Cash flows from investing activities:
Purchases of property and equipment	(11,870)	(11,445)
Investments in unconsolidated affiliates	(6,750)	—
Net cash used in investing activities	(18,620)	(11,445)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	—	183,195
Payments of debt financing costs	—	(184)
Repayments of long-term debt	—	(216,136)
Proceeds from accounts receivable financing agreement	6,600	26,500
Repayments of accounts receivable financing agreement	(6,600)	—
Proceeds from revolving line of credit	300,000	—
Payments of contingent consideration related to business combinations	(26,592)	(8)
Payments of finance leases	(4,674)	(1,274)
Payments for repurchases of common stock	(32,029)	(26,616)
Proceeds from exercises of stock options	12,358	19,724
Payments related to tax withholdings for share-based compensation	(19,145)	(11,539)
Net cash provided by (used in) financing activities	229,918	(26,338)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(420)	3,078
Net change in cash, cash equivalents, and restricted cash	172,271	(48,011)
Cash, cash equivalents, and restricted cash - beginning of period	163,689	155,932
Cash, cash equivalents, and restricted cash - end of period	$335,960	$107,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Shareholders' equity, beginning balance	$3,029,654	$2,856,144
Impact from adoption of ASU 2016-13	(2,771)	—
Shareholders' equity, adjusted beginning balance	3,026,883	2,856,144

Common stock:
Beginning balance	1,039	1,034
Repurchases of common stock	(6)	(7)
Issuances of common stock	9	11
Ending balance	1,042	1,038

Additional paid-in capital:
Beginning balance	3,441,471	3,402,638
Repurchases of common stock	(19,734)	(22,132)
Issuances of common stock	(6,995)	8,180
Share-based compensation	15,998	14,267
Ending balance	3,430,740	3,402,953

Accumulated other comprehensive loss:
Beginning balance	(71,593)	(88,195)
Unrealized loss on derivative instruments, net of taxes	(10,730)	(4,216)
Foreign currency translation adjustment, net of taxes	(48,788)	20,604
Ending balance	(131,111)	(71,807)

Accumulated deficit:
Beginning balance	(341,263)	(459,333)
Impact from adoption of ASU 2016-13	(2,771)	—
Adjusted beginning balance	(344,034)	(459,333)
Repurchases of common stock	(12,289)	(4,477)
Net income (loss)	33,574	(30,004)
Ending balance	(322,749)	(493,814)

Shareholders' equity, ending balance	$2,977,922	$2,838,370

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
The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on February 20, 2020. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or any other future period. The unaudited condensed consolidated balance sheet at December 31, 2019 is derived from the amounts in the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic impacts of the pandemic has introduced significant volatility in the financial markets. The Company did not observe significant impacts on its business or results of operations for the three months ended March 31, 2020 due to the global emergence of COVID-19. While the extent to which COVID-19 impacts the Company’s future results will depend on future developments, the pandemic and associated economic impacts could result in a material impact to the Company’s future financial condition, results of operations and cash flows.

Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board issued ASU No. 2016-13 ("ASU 2016-13"), Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments to modify the impairment model to utilize an expected loss methodology in place of the previous incurred loss methodology and require consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2020, and recorded the impact of the adoption through a cumulative-effect adjustment to accumulated deficit. Results for reporting periods beginning on January 1, 2020 are presented under ASU No. 2016-13, while prior period amounts continue to be reported and disclosed in accordance with the Company's historical accounting treatment. Adoption of the new standard resulted in the recording of additional allowance for doubtful accounts of approximately $2.8 million as of January 1, 2020.
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
Accounts Receivable and Unbilled Services, net
Accounts receivable and unbilled services (including contract assets), net of allowance for doubtful accounts, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Accounts receivable billed	$771,925	$787,652
Accounts receivable unbilled	447,886	372,109
Contract assets	128,769	149,261
Less: Allowance for doubtful accounts	(7,932)	(5,381)
Accounts receivable and unbilled services, net	$1,340,648	$1,303,641
Accounts Receivable Factoring Arrangement
The Company has an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash. For the three months ended March 31, 2020 and 2019, the Company factored $36.2 million and $73.8 million, respectively, of trade accounts receivable on a non-recourse basis and received $36.0 million and $73.2 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Goodwill
The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2020 were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (b)	Total
Balance as of January 1, 2020	$2,784,952	$1,565,428	$4,350,380
Impact of foreign currency translation	(20,197)	(6,747)	(26,944)
Balance as of March 31, 2020	$2,764,755	$1,558,681	$4,323,436
(a) Accumulated impairment losses of $8.1 million associated with the Clinical Solutions segment were recorded prior to 2016 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. No impairment of goodwill was recorded for the three months ended March 31, 2020.
(b) Accumulated impairment losses of $8.0 million associated with the Commercial Solutions segment were recorded prior to 2015 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the three months ended March 31, 2020.
During the three months ended March 31, 2020, the Company evaluated whether a triggering event had occurred because of the broad impacts of the COVID-19 pandemic. The Company expects the COVID-19 pandemic will negatively impact its full year 2020 results of operations. However, at this time, the Company does not believe there has been a significant change in the long-term fundamentals of its business. The Company has concluded a triggering event did not occur during the three months ended March 31, 2020, and, as a result, no interim impairment testing was required. The Company will continue to evaluate the impacts of the COVID-19 pandemic on its business. Depending on the extent to which future developments negatively impact the Company's results of operations and financial outlook, an interim impairment test may be required in the future.
Transaction and Integration-Related Expenses
Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Professional fees	$10,123	$12,846
Debt modification and related expenses	—	2,241
Integration and personnel retention-related costs	1,549	847
Fair value adjustments to contingent obligations	(4,095)	724
Total transaction and integration-related expenses	$7,577	$16,658

Accumulated Other Comprehensive Loss, Net of Taxes
Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$(71,593)	$(88,195)

Foreign currency translation:
Beginning balance	(56,757)	(80,955)
Other comprehensive (loss) income before reclassifications	(48,788)	20,604
Ending balance	(105,545)	(60,351)

Derivative instruments:
Beginning balance	(14,836)	(7,240)
Other comprehensive loss before reclassifications	(12,510)	(3,729)
Reclassification adjustments	1,780	487
Ending balance	(25,566)	(11,456)

Accumulated other comprehensive loss, net of taxes	$(131,111)	$(71,807)
Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of taxes	$(48,788)	$20,604
Unrealized loss on derivative instruments:
Unrealized loss during period, before taxes	(19,783)	(3,805)
Income tax benefit	(7,273)	(76)
Unrealized loss during period, net of taxes	(12,510)	(3,729)
Reclassification adjustment, before taxes	2,414	506
Income tax expense	634	19
Reclassification adjustment, net of taxes	1,780	487
Total unrealized loss on derivative instruments, net of taxes	(10,730)	(4,216)
Total other comprehensive (loss) income, net of taxes	$(59,518)	$16,388
Other (Income) Expense, Net
Other (income) expense, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Net realized foreign currency (gain) loss	$(5,096)	$8,406
Net unrealized foreign currency gain	(15,019)	(77)
Other, net	1,185	592
Total other (income) expense, net	$(18,930)	$8,921

3. Long-Term Debt Obligations
The Company’s debt obligations consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Term Loan A due March 2024	$1,550,000	$1,550,000
Term Loan B due August 2024	795,564	795,564
Revolving credit facility due March 2024	300,000	—
Accounts receivable financing agreement due September 2021	275,000	275,000
Total debt obligations	2,920,564	2,620,564
Less: Term loan original issuance discount	(4,620)	(4,928)
Less: Unamortized deferred issuance costs	(6,722)	(7,116)
Less: Current portion of debt	(77,500)	(58,125)
Total debt obligations, non-current portion	$2,831,722	$2,550,395
The Company is party to a credit agreement (as amended, the "Credit Agreement") for: (i) a $1.55 billion Term Loan A facility that matures on March 26, 2024 ("Term Loan A”); (ii) a $1.60 billion Term Loan B facility that matures on August 1, 2024 (“Term Loan B”); and (iii) a $600.0 million revolving credit facility (the “Revolver”) that matures on March 26, 2024.
During the three months ended March 31, 2020, the Company did not make any voluntary prepayments against Term Loan B. As a result of previous voluntary prepayments, the Company is not required to make a mandatory payment against the Term Loan B principal balance until maturity in August 2024. Additionally, during the three months ended March 31, 2020, the Company was not required to make mandatory principal payments towards Term Loan A. In March 2020, the Company drew $300.0 million on the Revolver.
Letters of Credit
The Revolver includes letters of credit ("LOCs") with a sublimit of $150.0 million. As of March 31, 2020, there were $300.0 million outstanding Revolver borrowings and $19.2 million of LOCs outstanding, leaving $280.8 million available borrowings under the Revolver.
The lease agreement for the corporate headquarters in Morrisville, North Carolina includes a provision that may require the Company to issue a LOC in certain amounts to the landlord based on the debt rating of the Company issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). As of March 31, 2020 (and through the date of this filing), the Company’s debt rating was such that no LOC is currently required. Any required LOCs could be issued under the Company’s Revolver, and, if issued under the Revolver, would reduce its available borrowing capacity by the same amount accordingly.
Accounts Receivable Financing Agreement
The Company has an accounts receivable financing agreement (as amended) with a termination date of September 30, 2021, unless terminated earlier pursuant to its terms. Under this agreement, certain of the Company’s consolidated subsidiaries sell accounts receivable and unbilled services (including contract assets) balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”). The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under this agreement. The available borrowing capacity varies monthly according to the levels of the Company’s eligible billed and unbilled services (including contract assets). Loans under this agreement will accrue interest at a reserve-adjusted LIBOR rate or a base rate equal to the higher of (i) the applicable lender’s prime rate and (ii) the federal funds rate plus 0.50%. The Company may prepay loans upon one business day prior notice and may terminate or reduce the facility limit of the accounts receivable financing agreement with 15 days’ prior notice.

As of March 31, 2020, the Company had $275.0 million of outstanding borrowings under the accounts receivable financing agreement, which are recorded in long-term debt on the accompanying unaudited condensed consolidated balance sheet. There was no remaining borrowing capacity under this agreement as of March 31, 2020.
As of March 31, 2020, the contractual maturities of the Company’s debt obligations (excluding leases) were as follows (in thousands):

	Principal	Interest (a)
2020	$58,125	$107,636
2021	381,562	107,425
2022	145,313	97,104
2023	155,000	90,828
2024	2,180,564	30,208
Less: Deferred issuance costs	(6,722)
Less: Term loan original issuance discount	(4,620)
Total	$2,909,222	$433,201
(a) The interest payments on long-term debt in the above table are based on interest rates in effect as of March 31, 2020.

4. Derivatives
The Company has entered into various interest rate swaps to mitigate its exposure to changes in interest rates on its term loans.
In May 2016, the Company entered into interest rate swaps that had an initial notional value of $300.0 million and became effective on June 30, 2016. A portion of the interest rate swaps expired on June 30, 2018, and the remainder will expire on May 14, 2020. As of March 31, 2020, the remaining notional value of these interest rate swaps was $100.0 million.
In June 2018, the Company entered into interest rate swaps with multiple counterparties. The first interest rate swap had an aggregate notional value of $1.22 billion, began accruing interest on June 29, 2018, and expired on December 31, 2018. The second interest rate swap had an initial aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and will expire on June 30, 2021. As of March 31, 2020, the remaining notional value of this interest rate swap was $940.3 million.
In March 2020, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $549.2 million, increasing to $1.42 billion in 2021, an effective date of March 31, 2020, and will expire on March 31, 2023.
The fair values of the Company’s derivative financial instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	March 31, 2020	December 31, 2019
Interest rate swaps - current	Prepaid expenses and other current assets	$—	$155
Fair value of derivative assets		$—	$155

Interest rate swaps - current	Accrued expenses	$24,770	$11,358
Interest rate swaps - non-current	Other long-term liabilities	9,898	6,095
Fair value of derivative liabilities		$34,668	$17,453

5. Fair Value Measurements
Assets and Liabilities Carried at Fair Value
As of March 31, 2020 and December 31, 2019, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, contingent obligations, liabilities under the accounts receivable financing agreement, and derivative instruments.
The fair values of cash and cash equivalents, restricted cash, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, and the liabilities under the accounts receivable financing agreement approximate their respective carrying amounts because of the liquidity and short-term nature of these financial instruments.
Financial Instruments Subject to Recurring Fair Value Measurements
As of March 31, 2020, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$18,081	$—	$—	$—	$18,081
Partnership interest (b)	—	—	—	7,226	7,226
Total assets	$18,081	$—	$—	$7,226	$25,307

Liabilities:
Derivative instruments (c)	$—	$34,668	$—	$—	$34,668
Contingent obligations related to business combinations (d)	—	—	6,380	—	6,380
Total liabilities	$—	$34,668	$6,380	$—	$41,048

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
(a) Represents fair value of investments in mutual funds based on quoted market prices that are used to fund the liability associated with the Company's deferred compensation plan.
(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of March 31, 2020, the Company’s remaining unfunded commitment in the private equity funds was $14.6 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds' operating and finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with ASC Topic 946, Financial Services – Investment Companies.
(c) Represents the fair value of interest rate swap arrangements (see "Note 4 - Derivatives" for further information).
(d) Represents the fair value of contingent consideration obligations related to business combinations. The fair value of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.
The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the three months ended March 31, 2020 (in thousands):

Balance as of December 31, 2019	$37,324
Additions	—
Changes in fair value recognized in earnings	(4,352)
Payments	(26,592)
Balance as of March 31, 2020	$6,380
During the three months ended March 31, 2020, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements
Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of March 31, 2020 and December 31, 2019, assets carried on the condensed consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.25 billion and $5.32 billion, respectively.
Fair Value Disclosures for Financial Instruments Not Carried at Fair Value
The estimated fair values of the outstanding term loans are determined based on quoted market prices. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s outstanding term loans were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A due March 2024	$1,545,997	$1,443,750	$1,545,721	$1,550,000
Term Loan B due August 2024	794,947	775,675	794,915	795,564
(a) The carrying value of the term loan debt is shown net of original issue debt discounts.
6. Restructuring and Other Costs
Merger-Related Restructuring
During 2017, in connection with the merger (the "Merger") with Double Eagle Parent, Inc. ("inVentiv"), the parent company of inVentiv Health, Inc., the Company established a restructuring plan to eliminate redundant positions and reduce its facility footprint worldwide. The Company expects to continue the ongoing evaluations of its workforce and facilities infrastructure needs in an effort to optimize its resources. During the three months ended March 31, 2020, the Company recognized approximately $1.0 million of employee severance and benefits related costs and $0.6 million of facility closure and lease termination costs. The Company expects to continue to incur costs related to restructuring of its operations in order to achieve targeted synergies. However, the timing and the amount of these costs depend on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of its combined operations.
Non Merger-Related Restructuring and Other Costs
During the three months ended March 31, 2020, the Company recognized approximately $6.6 million of employee severance and benefits related costs, $0.1 million of facility closure and lease termination costs, and $0.4 million of other costs in its continued efforts to optimize its resources worldwide. Additionally, the Company expects to incur incremental restructuring and other costs related to its cost savings initiatives in response to the COVID-19 pandemic.

Accrued Restructuring Liabilities
The following table summarizes activity related to the liabilities associated with restructuring and other costs during the three months ended March 31, 2020 (in thousands):

	Employee Severance Costs	Other Costs	Total
Balance as of December 31, 2019	$5,728	$22	$5,750
Expenses incurred (a)	7,621	366	7,987
Cash payments made	(9,034)	(366)	(9,400)
Balance as of March 31, 2020	$4,315	$22	$4,337
(a) The amount of expenses incurred for the three months ended March 31, 2020 excludes $0.7 million of facility lease closure and lease termination costs that are reflected as a reduction of operating lease right-of-use assets on the unaudited condensed consolidated balance sheet under ASC 842.
The Company expects the employee severance costs accrued as of March 31, 2020 will be paid within the next twelve months. Certain facility costs will be paid over the remaining lease terms of the exited facilities that range from 2020 through 2027. Liabilities associated with these costs are included in accrued expenses and other long-term liabilities on the accompanying condensed consolidated balance sheets.
7. Shareholders' Equity
Shares Outstanding
Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Common stock shares, beginning balance	103,866	103,372
Repurchases of common stock	(600)	(673)
Issuances of common stock	895	1,054
Common stock shares, ending balance	104,161	103,753
Stock Repurchase Program
On February 26, 2018, the Company’s Board of Directors (the "Board") authorized the repurchase of up to an aggregate of $250.0 million of the Company’s common stock to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions (the "stock repurchase program”). On December 5, 2019, the Board increased the dollar amount authorized under the stock repurchase program to up to an aggregate of $300.0 million and extended the term of the stock repurchase program to December 31, 2020. The Company intends to use cash on hand and future operating cash flow to fund the stock repurchase program.
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
The following table sets forth repurchase activity under the stock repurchase program from inception through March 31, 2020:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2018	948,100	$39.55	$37,493
April 2018	1,024,400	36.60	37,492
January 2019	552,100	39.16	21,623
February 2019	120,600	41.40	4,993
June 2019	509,100	45.29	23,055
August 2019	141,100	49.93	7,045
March 2020	600,000	53.38	32,029
Total	3,895,400		$163,730
The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.
As of March 31, 2020, the Company had remaining authorization to repurchase up to approximately $136.3 million of shares of its common stock under the stock repurchase program.
8. Earnings (Loss) Per Share
The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss)	$33,574	$(30,004)
Denominator:
Basic weighted average common shares outstanding	104,265	103,365
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	1,377	—
Diluted weighted average common shares outstanding	105,642	103,365
Earnings (loss) per share:
Basic	$0.32	$(0.29)
Diluted	$0.32	$(0.29)
Potential common shares outstanding that are considered anti-dilutive are excluded from the computation of diluted earnings (loss) per share. Potential common shares related to stock options and other awards under share-based compensation programs may be determined to be anti-dilutive based on the application of the treasury stock method. Potential common shares are also considered anti-dilutive in periods when the Company incurs a net loss.

The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings (loss) per share, weighted for the portion of the period they were outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Anti-dilutive stock options and other awards	911	294
Anti-dilutive stock options and other awards under share-based compensation programs excluded based on reporting a net loss for the period	—	1,438
Total common stock equivalents excluded from diluted earnings (loss) per share	911	1,732

9. Income Taxes
Income Tax Expense
For the three months ended March 31, 2020, the Company recorded income tax expense of $8.2 million, compared to pre-tax income of $41.8 million. Income tax expense for the three months ended March 31, 2020 included $7.1 million of discrete tax benefits primarily related to excess tax benefits from stock-based compensation and the benefit from foreign tax credits related to prior years that were quantified or claimed on amended returns during the period. The effective tax rate for the three months ended March 31, 2020, excluding discrete items, varied from the United States federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the Global Intangible Low-Taxed Income provisions ("GILTI"), state and local taxes on United States income, and research and general business credits.
For the three months ended March 31, 2019, the Company recorded income tax expense of $10.4 million, compared to a pre-tax loss of $19.6 million. The effective tax rate for the three months ended March 31, 2019 varied from the United States federal statutory income tax rate of 21.0% primarily due to base erosion and anti-abuse minimum tax ("BEAT"), foreign income inclusions such as GILTI, and a valuation allowance change on domestic deferred tax assets. For the three months ended March 31, 2019, no material discrete tax expense or benefit existed.
BEAT
The Tax Cuts and Jobs Act of 2017 introduced a new tax on United States corporations that derive tax benefits from deductible payments to non-United States affiliates called BEAT. BEAT applies when base eroding payments are in excess of three percent of the Company’s total deductible payments and also where BEAT exceeds regular United States taxable income, similar to an alternate minimum tax. Changes to the Company’s contractual arrangements, operating structure, and/or final regulations that modify the application of this provision could have a material impact on the Company’s tax provision.
The Company does not anticipate its base eroding payments to exceed the three percent threshold of its deductible payments in 2020; therefore, the Company has not recorded any associated BEAT liability for the three months ended March 31, 2020.
Unrecognized Tax Benefits
The Company's gross unrecognized tax benefits, exclusive of associated interest and penalties, were $23.6 million and $23.2 million as of March 31, 2020 and December 31, 2019, respectively. The increase of $0.4 million was primarily due to an unrecognized tax benefit in the United States.
Tax Returns Under Audit
During the first quarter of 2019, the Company was notified by the Internal Revenue Service that the legacy inVentiv federal income tax return was under audit for the tax year beginning November 10, 2016 and ending December 31, 2016. The examination commenced on May 8, 2019. Additionally, income tax returns are currently under examination by tax authorities in several state and foreign jurisdictions. Management regularly assesses the potential outcomes of both ongoing and potential future examinations and has concluded that the provisions for income taxes adequately reflects their impact.
New Tax Legislation
Many governments have enacted or are currently contemplating economic stimulus and financial aid measures. Many of these measures include deferring the due dates for tax payments, including both income tax and other taxes. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States to address the economic impacts of the COVID-19 pandemic. The CARES Act includes corporate income tax, payroll tax, and other provisions. While the Company may receive financial, tax, or other benefits under the bill, this legislation did not impact the Company during the three months ended March 31, 2020. The Company is still assessing the impact of the CARES Act and other global measures and does not expect there to be a material impact to its income tax provision for the year ending December 31, 2020. The Company plans to defer the timing of income tax payments and other taxes as permitted by the CARES Act, and other stimulus measures enacted globally.
10. Revenue from Contracts with Customers
Unsatisfied Performance Obligations
As of March 31, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) was $5.25 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control. Accordingly, such contracts have been excluded from the unsatisfied performance obligations balance presented above.
Timing of Billing and Performance
During the three months ended March 31, 2020, the Company recognized approximately $328.9 million of revenue that was included in the deferred revenue balance at the beginning of the period. During the three months ended March 31, 2020, approximately $3.2 million of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods and predominately related to changes in scope and estimates in full service clinical studies. Changes in unbilled services (including contract assets) and deferred revenue balances during the three months ended March 31, 2020 were not materially impacted by any other factors.
11. Segment Information
The Company is managed through two reportable segments: Clinical Solutions and Commercial Solutions. Each reportable segment consists of multiple service offerings that, when combined, create a fully integrated biopharmaceutical services organization. Clinical Solutions offers a variety of services spanning Phase I to Phase IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Commercial Solutions provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services, including deployment solutions, communication solutions (public relations and advertising), and consulting services.

The Company’s Chief Operating Decision Maker (“CODM”) reviews segment performance and allocates resources based upon segment revenue and income from operations. Inter-segment revenue is eliminated from the segment reporting presented to the CODM and is not included in the segment revenue presented in the table below. Certain costs are not allocated to the Company’s reportable segments and are reported as general corporate expenses. These costs primarily consist of share-based compensation and general operating expenses associated with the Board and the Company’s senior leadership, finance, investor relations, and internal audit functions. The Company does not allocate depreciation, amortization, asset impairment charges, restructuring and other costs, or transaction and integration-related expenses to its segments. Additionally, the CODM reviews the Company’s assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources.
Information about reportable segment operating results was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
Clinical Solutions	$874,826	$804,958
Commercial Solutions	288,529	314,048
Total revenue	1,163,355	1,119,006
Segment direct costs:
Clinical Solutions	677,091	625,767
Commercial Solutions	238,741	252,873
Total segment direct costs	915,832	878,640
Segment selling, general, and administrative expenses:
Clinical Solutions	74,559	69,702
Commercial Solutions	24,395	26,053
Total segment selling, general, and administrative expenses	98,954	95,755
Segment operating income:
Clinical Solutions	123,176	109,489
Commercial Solutions	25,393	35,122
Total segment operating income	148,569	144,611
Direct costs and operating expenses not allocated to segments:
Share-based compensation included in direct costs	8,182	8,162
Share-based compensation included in selling, general, and administrative expenses	7,816	6,105
Corporate selling, general, and administrative expenses	11,200	11,257
Restructuring and other costs	8,720	14,413
Transaction and integration-related expenses	7,577	16,658
Depreciation and amortization	56,107	61,200
Total income from operations	$48,967	$26,816

12. Operations by Geographic Location
The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Three Months Ended March 31,
	2020	2019
Revenue:
North America (a)	$753,045	$727,698
Europe, Middle East, and Africa	268,022	258,347
Asia-Pacific	117,053	111,566
Latin America	25,235	21,395
Total revenue	$1,163,355	$1,119,006
(a) Revenue for the North America region includes revenue attributable to the United States of $713.4 million and $704.1 million, or 61.3% and 62.9% of total revenue, for the three months ended March 31, 2020 and 2019, respectively. No other countries represented more than 10% of total revenue for any period.
The following table summarizes long-lived assets by geographic area (in thousands, all intercompany transactions have been eliminated):

	March 31, 2020	December 31, 2019
Property and equipment, net:
North America (a)	$153,914	$159,709
Europe, Middle East, and Africa	27,454	28,514
Asia-Pacific	11,554	12,742
Latin America	2,698	2,961
Total property and equipment, net	$195,620	$203,926
(a) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $148.0 million and $153.1 million as of March 31, 2020 and December 31, 2019, respectively.
13. Concentration of Credit Risk
Financial assets that subject the Company to credit risk primarily consist of cash and cash equivalents, accounts receivable and unbilled services (including contract assets). The Company's cash and cash equivalents consist principally of cash and are maintained at several financial institutions with reputable credit ratings. The Company maintains cash depository accounts with several financial institutions worldwide and is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents are concentrated. The Company has not historically incurred any losses with respect to these balances and believes that they bear minimal credit risk.
As of March 31, 2020 and December 31, 2019, substantially all of the Company’s cash and cash equivalents were held within the United States.
No single customer accounted for greater than 10% of the Company’s revenue for the three months ended March 31, 2020 and 2019.

As of March 31, 2020 and December 31, 2019, no single customer accounted for greater than 10% of the Company’s accounts receivable and unbilled services (including contract assets) balances.

14. Related-Party Transactions
There were no material related party transactions for the three months ended March 31, 2020.
For the three months ended March 31, 2019, the Company incurred reimbursable out-of-pocket expenses of $1.1 million for professional services obtained from a provider whose board of directors included a member who was also a member of the Company's Board. Additionally, as of March 31, 2019, the Company had liabilities of $0.8 million included in accounts payable and accrued expenses on the condensed consolidated balance sheets associated with this related party. This provider ceased to be a related-party as of December 31, 2019. No material related-party revenue was recorded for the three months ended March 31, 2019.
15. Commitments and Contingencies
Legal Proceedings
The Company is party to legal proceedings incidental to its business. While the Company's management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on the Company's consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the Company's financial condition and results of operations.
On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against the Company and certain of its officers on behalf of a putative class of its shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.) in the Southern District of New York, names as defendants the Company, Michael Bell, Alistair MacDonald, Michael Gilbertini, and Gregory S. Rush (the "Bermudez action"), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.) in the Eastern District of North Carolina, filed on January 25, 2018 (the "Vaitkuvienë action"), names as defendants the Company, Alistair MacDonald, and Gregory S. Rush (the "Initial Defendants"). Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company's common stock between May 10, 2017 and November 8, 2017 and November 9, 2017. The complaints allege that the Company published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders separately filed motions seeking to be appointed lead plaintiff and approving the selection of lead counsel. On March 30, 2018, Plaintiff Bermudez filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. On May 29, 2018, the Court in the Vaitkuvienë action appointed the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund as Lead Plaintiffs and, on June 7, 2018, the Court entered a schedule providing for, among other things, Lead Plaintiffs to file an amended complaint by July 23, 2018 (later extended to July 30, 2018). Lead Plaintiffs filed their amended complaint on July 30, 2018, which also includes a claim against the Initial Defendants, as well as each member of the board of directors at the time of the INC Research - inVentiv Health merger vote in July 2017 (the “Defendants”), contending that the inVentiv merger proxy was misleading under Section 14(a) of the Act. Lead Plaintiffs seek, among other things, orders (i) declaring that the lawsuit is a proper class action and (ii) awarding compensatory damages in an amount to be proven at trial, including interest thereon, and reasonable costs and expenses incurred in this action, including attorneys’ fees and expert fees, to Lead Plaintiffs and other class members. Defendants filed a Motion to Dismiss Plaintiffs’ Amended Complaint on September 20, 2018. Lead Plaintiffs filed a Response in Opposition to such motion on November 21, 2018, and Defendants filed a Reply to such response on December 5, 2018. On May 23, 2019, Lead Plaintiffs filed a Notice of Filings in Related Case regarding the New Jersey shareholder action filed on March 1, 2019 described below, pending before the United States District Court for the District of New Jersey (the “New Jersey Action”), and Defendants filed their response on May 31, 2019. On September 26, 2019, the Court ordered, among other things, that this action is stayed in light of the New Jersey Action. On March 23, 2020, Defendants filed a Notice of Disposition of a Related Action, notifying the Court that the New Jersey Action was dismissed and requesting that the stay in this action should be lifted. The Company and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims.
On March 1, 2019, a complaint was filed in the United States District Court for the District of New Jersey on behalf of a putative class of shareholders who purchased the Company's common stock during the period between May 10, 2017 and February 27, 2019. The action, captioned Murakami v. Syneos Health, Inc. et al, No. 19-7377 (D.N.J.), named the Company and certain of its executive officers as defendants and alleged violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements about its business, operations, and prospects. The plaintiffs sought awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. On March 28, 2019, Lead Plaintiffs in the Vaitkuvienë action filed a motion to intervene and to transfer this action to the Eastern District of North Carolina, and the Company filed its response on April 22, 2019. On April 30, 2019, a shareholder filed a motion seeking to be appointed lead plaintiff and approving the selection of lead counsel. On October 16, 2019, the Court ordered that Plaintiff, by November 8, 2019, file proof of service of the Complaint in Compliance with Rule 4, or otherwise show cause why the action should not be dismissed for failure to properly serve Defendants (the "Order to Show Cause"). The Court further ordered that the action is stayed and that both motions are administratively terminated pending the Court's resolution of the Order to Show Cause. Plaintiff filed a response to the Order to Show Cause on November 8, 2019, and the Company and the other defendants filed a response on November 20, 2019. On March 20, 2020, the Court dismissed this action without prejudice for failure to serve defendants within the time period required by law.
The Company is presently unable to predict the duration, scope, or result of the Vaitkuvienë action, or any other related lawsuit. As such, the Company is presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, related to this matter. While the Company intends to defend the putative class action litigation vigorously, the outcome of such litigation or any other litigation is necessarily uncertain. The Company could be forced to expend significant resources in the defense of this lawsuit or future ones, and it may not prevail. As such, these matters could have a material adverse effect on the Company's business, annual, or interim results of operations, cash flows, or its financial condition.
Assumed Contingent Tax-Sharing Obligations
As a result of the Merger, the Company assumed contingent tax-sharing obligations arising from inVentiv Health, Inc.'s 2016 merger with Double Eagle Parent, Inc. As of March 31, 2020 and December 31, 2019, the estimated fair value of the assumed contingent tax-sharing obligations was $6.4 million and $32.7 million, respectively.
Contingent Earn-out Liability
In connection with the acquisition of Kinapse Topco Limited ("Kinapse") in August 2018, the Company recorded a contingent earn-out liability to be paid based on Kinapse meeting revenue targets as of March 31, 2021. The estimated fair value of the contingent earn-out liability was $4.6 million as of December 31, 2019 and was included in other long-term liabilities in the condensed consolidated balance sheet. During the three months ended March 31, 2020, the Company adjusted the fair value of the contingent earn-out liability to zero to reflect the updated probability of achievement of the revenue targets. The change in fair value of the earn-out liability was recorded in transaction and integration-related expenses in the condensed consolidated statement of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward Looking Statements
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such, including statements regarding our anticipated results of operations, our business strategy, possible impairment charges, the anticipated impact of the COVID-19 pandemic on our business, financial results, and financial condition, and planned capital expenditures. Without limiting the foregoing, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “should,” “would,” “targets,” “will” and the negative thereof, and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.
We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following: the need to hire, develop, and retain key personnel; the impact of unfavorable economic conditions, including the uncertain international economic environment, changes in exchange rates, and effective income tax rate fluctuations; the impact of potentially underpricing our contracts, overrunning our cost estimates, or failing to receive approval for or experiencing delays with documentation of change orders; any adverse effects from customer or therapeutic area concentration; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope, or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; fluctuations in our operating results and effective income tax rate; risks associated with the COVID-19 pandemic; the cyber-security and other risks associated with our information systems infrastructure; risks associated with the integration of our business with the business of Double Eagle Parent, Inc. (“inVentiv”) and our operation of the combined business following the closing of the merger with inVentiv (the “Merger”); the risks associated with doing business internationally; risks related to the impact of the U.K.’s withdrawal from the European Union; impact of the Tax Cuts and Jobs Act; challenges by tax authorities of our intercompany transfer pricing policies; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our ability to effectively upgrade our information systems; our failure to perform our services in accordance with contractual requirements, regulatory standards, and ethical considerations; the risk of litigation and personal injury claims; risks related to the management of clinical trials; failure of our insurance to cover our indemnification obligations and other liabilities; risks related to marketing drugs for biopharmaceutical companies; our ability to protect our intellectual property; the risks associated with potential future acquisitions or investments in our customers’ businesses or drugs; our relationships with customers who are in competition with each other; any failure to realize the full value of our goodwill and intangible assets; risks related to restructuring; our compliance with anti-corruption and anti-bribery laws; our dependence on third parties; potential employment liability; downgrades of our credit ratings; outsourcing trends and changes in aggregate spending and research and development budgets; the impact of, including changes in, government regulations and healthcare reform; our ability to keep pace with rapid technological change; the cost of and our ability to service our substantial indebtedness; and

other risks related to ownership of our common stock. For a further discussion of the risks relating to our business, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions, to reflect the structure under which we operate, evaluate our performance, make strategic decisions, and allocate resources. Our Clinical Solutions segment offers a variety of services spanning Phase I-IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Our Commercial Solutions segment provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services, including deployment solutions, communication solutions (public relations and advertising), and consulting services. We integrate our clinical and commercial capabilities into customized solutions by sharing knowledge, data, and insights through our biopharmaceutical acceleration model (“BAM”). This collaboration across the development and commercialization continuum facilitates unique insights into patient populations, therapeutic environments, product timelines, and the competitive landscape. For further discussion, refer to “Note 11 - Segment Information” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
COVID-19 Pandemic
On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, as well as restrictions that prohibit many employees from going to work. Uncertainty with respect to the economic effects of the pandemic has introduced significant volatility in the financial markets.
During the first quarter of 2020, we implemented contingency planning to protect the health and well-being of our employees, with most employees working remotely where possible. We have global and regional crisis teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions. We have implemented travel restrictions as well as visitor protocols and we are following social distancing practices. We have assessed and are implementing continuity plans to provide customers with continued services.
We did not observe significant impacts on our business or results of operations for the quarter ended March 31, 2020 due to the global emergence of COVID-19 or the mitigation actions taken to slow its spread. We maintained new business award growth in both of our segments, and did not experience any significant cancellations related to COVID-19.
During and since March 2020, the COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers, and partners conduct significant portions of our business, such as Europe and North America, and, as a result, we expect to begin to experience more pronounced disruptions in our operations during the second quarter of 2020. We have experienced, and may continue to experience, curtailed customer demand that could materially adversely impact our business, results of operations, and overall financial performance in future periods. As a result of these conditions, we are taking proactive steps to mitigate the projected revenue and cash flow impacts for the remainder of 2020, including proactive cost management strategies consisting of accelerating our ForwardBound margin enhancement initiative, hiring restrictions, reductions in third-party costs, certain compensation adjustments, and other initiatives.
Specifically, in our Clinical Solutions segment, we expect impacts to be temporary and relate to limitations on our staff's ability to physically access investigative sites, delays in new patient enrollment, delays in new trial start-up activities, and delayed decision making related to new business awards. Our full service studies as well as our functional service provider offering are also expected to be impacted by a switch from site-based monitoring visits to remote monitoring visits and temporary or permanent closures of businesses that utilize our services or facilities we use to conduct our business during the pandemic. In our Commercial Solutions segment, we expect impacts to be temporary and relate to delayed decision making related to new business awards, delays of existing projects, declines in field sales team visits to healthcare providers, and travel disruptions.
We remain confident in our liquidity position, which includes cash on hand of $336.0 million as of March 31, 2020, and access to our revolving credit facility, of which we drew $300.0 million during March 2020. We have also implemented proactive cash conservation initiatives, including delaying certain capital expenditures, reducing operating costs, and purchasing interest rate swaps to fix certain variable rate debt at lower interest rates.
To the extent that COVID-19 continues or worsens, national, state, and local governments may impose additional restrictions or extend the restrictions already in place. The continuing spread of COVID-19 and the related safety and business operating restrictions could result in a number of adverse impacts to our business, including, but not limited to, additional disruption to the economy and our customers, additional work restrictions, and supply chains being interrupted or slowed. Also, governments may impose other laws, regulations, or taxes that could adversely impact our business, financial condition, or results of operations. Further, depending on the extent to which our customers are affected, they could delay or reduce purchases of services we provide. The potential effects of COVID-19 also could impact us in a number of other ways including, but not limited to, reductions to our profitability, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers and counterparties, and potential impairment of the carrying amount of goodwill or other definite-lived assets.
We will continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by national, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders. To the extent the pandemic worsens, we cannot predict the effects it may have on our business, in particular with respect to demand for our services, our strategy, and our prospects, the effects on our customers, or the impact on our financial results. See Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q for further discussion of the potential impact of the COVID-19 pandemic on our business.
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
We report new business awards for our Clinical Solutions and Commercial Solutions segments on a trailing twelve months (“TTM”) basis. Our total backlog represents backlog for our Clinical Solutions segment and the deployment solutions offering within our Commercial Solutions segment. We do not report backlog for the remaining service offerings in the Commercial Solutions segment.
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
Our backlog was as follows as of March 31 (in millions):

	2020	2019	Change
Clinical Solutions	$8,549.4	$7,612.9	$936.5	12.3%
Commercial Solutions - Deployment Solutions	658.1	690.2	(32.1)	(4.7)%
Total backlog	$9,207.5	$8,303.1	$904.4	10.9%
We expect approximately $3.06 billion of our backlog as of March 31, 2020 will be recognized as revenue during the remainder of 2020. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.
Net New Business Awards
New business awards, net of cancellations, were as follows for the TTM periods ended March 31 (in millions):

	2020	2019
Clinical Solutions	$4,451.3	$4,193.5
Commercial Solutions	1,273.4	1,324.6
Total net new business awards	$5,724.7	$5,518.1
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
We believe that our backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will continue to be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. Net new business awards and backlog could also be affected by various risks and uncertainties, including, but not limited to, the broad effects of the COVID-19 pandemic on the global economy and major financial markets, as well as other risks detailed in Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect that the rate at which our backlog and net new business awards convert into revenue is likely to decrease, and the duration of projects and the period over which related revenue is recognized to lengthen. For more information about risks related to our backlog see Part I, Item 1A "Risk Factors - Risks Related to Our Business - Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog" included in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Results of Operations
The following table sets forth amounts from our unaudited condensed consolidated statements of operations along with dollar and percentage changes (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019	Change
Revenue	$1,163,355	$1,119,006	$44,349	4.0%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	924,014	886,802	37,212	4.2%
Selling, general, and administrative expenses	117,970	113,117	4,853	4.3%
Restructuring and other costs	8,720	14,413	(5,693)	(39.5)%
Transaction and integration-related expenses	7,577	16,658	(9,081)	(54.5)%
Depreciation and amortization	56,107	61,200	(5,093)	(8.3)%
Total operating expenses	1,114,388	1,092,190	22,198	2.0%
Income from operations	48,967	26,816	22,151	82.6%
Total other expense, net	7,192	46,404	(39,212)	84.5%
Income (loss) before provision for income taxes	41,775	(19,588)	61,363	n/m
Income tax expense	8,201	10,416	(2,215)	21.3%
Net income (loss)	$33,574	$(30,004)	$63,578	n/m
Revenue
For the three months ended March 31, 2020, our revenue increased by $0.04 billion, or 4.0%, to $1.16 billion from $1.12 billion for the three months ended March 31, 2019. The increase was primarily driven by growth in our Clinical Solutions segment, which was partially offset by a decrease in our Commercial Solutions segment as discussed below.
No single customer accounted for greater than 10% of our revenue for the three months ended March 31, 2020 and 2019. Revenue from our top five customers accounted for approximately 21% and 22% of revenue for the three months ended March 31, 2020 and 2019, respectively.

Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	% of total	2019	% of total	Change
Clinical Solutions	$874,826	75.2%	$804,958	71.9%	$69,868	8.7%
Commercial Solutions	288,529	24.8%	314,048	28.1%	(25,519)	(8.1)%
Total revenue	$1,163,355		$1,119,006		$44,349	4.0%
Clinical Solutions
For the three months ended March 31, 2020, revenue attributable to our Clinical Solutions segment increased compared to the same period in the prior year primarily due to net new business awards resulting in higher backlog as we entered the period and growth in reimbursable out-of-pocket expenses, partially offset by the negative impacts of fluctuations in foreign currency exchange rates of $6.0 million.
Although we are aggressively managing our response to the COVID-19 pandemic, it is expected to negatively impact our full year 2020 Clinical Solutions revenue. At this time, we believe that the most significant impacts to revenue in our Clinical Solutions segment will be temporary and relate to limitations on our staff's ability to physically access investigative sites, delays in new patient enrollment, delays in new trial start-up activities, and delayed decision making related to new business awards. Our full service studies as well as our functional service provider offering are also expected to be impacted by a switch from site-based monitoring visits to remote monitoring visits and temporary or permanent closures of businesses that utilize our services or facilities we use to conduct our business during the pandemic.
Commercial Solutions
For the three months ended March 31, 2020, revenue attributable to our Commercial Solutions segment decreased compared to the same period in the prior year primarily due to unfavorable revenue mix and a decline in reimbursable out-of-pocket expenses.
Although we are aggressively managing our response to the COVID-19 pandemic, it is expected to negatively impact our full year 2020 Commercial Solutions revenue. At this time, we believe that the most significant impacts to revenue in our Commercial Solutions segment will be temporary and relate to delayed decision making related to new business awards, delays of existing projects, declines in field sales team visits to healthcare providers, and travel disruptions.
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

Direct costs consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Direct costs (exclusive of depreciation and amortization)	$924,014	$886,802	$37,212	4.2%
% of revenue	79.4%	79.2%
Gross margin %	20.6%	20.8%
For the three months ended March 31, 2020, our direct costs increased by $37.2 million, or 4.2%, compared to the three months ended March 31, 2019. The increase was primarily driven by growth in our Clinical Solutions segment, partially offset by a decrease in our Commercial Solutions segment as discussed below.
Clinical Solutions
Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Direct costs	$677,091	$625,767	$51,324	8.2%
% of segment revenue	77.4%	77.7%
Segment gross margin %	22.6%	22.3%
For the three months ended March 31, 2020, our Clinical Solutions segment direct costs increased by $51.3 million, or 8.2%, compared to the three months ended March 31, 2019. The increase was primarily due to higher reimbursable out-of-pocket expenses and an increase in compensation and related costs due to higher billable headcount to support revenue growth. These increases were partially offset by favorable impacts from our ForwardBound margin enhancement initiative and foreign currency exchange rate fluctuations.
Gross margin for our Clinical Solutions segment was 22.6% for the three months ended March 31, 2020, compared to 22.3% for the three months ended March 31, 2019. Gross margin was higher during the current year period as compared to the same period in 2019 primarily due to favorable revenue mix and impacts from our ForwardBound margin enhancement initiative, partially offset by higher reimbursable out-of-pocket expenses.
Although we are aggressively managing our response to the COVID-19 pandemic, it is expected to negatively impact our full year 2020 Clinical Solutions margins. At this time, we believe that the most significant impacts to margins in our Clinical Solutions segment will be those noted in the above Revenue section as well as potential increased costs related to inefficiencies, partially offset by proactive cost management strategies.
Commercial Solutions
Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Direct costs	$238,741	$252,873	$(14,132)	(5.6)%
% of segment revenue	82.7%	80.5%
Segment gross margin %	17.3%	19.5%

For the three months ended March 31, 2020, our Commercial Solutions segment direct costs decreased by $14.1 million, or 5.6%, compared to the three months ended March 31, 2019. The decrease was primarily related to a decline in reimbursable out-of-pocket expenses, lower compensation and related costs due to reduced billable headcount, and favorable impacts from our ForwardBound margin enhancement initiative.
Gross margin for our Commercial Solutions segment was 17.3% for the three months ended March 31, 2020, compared to 19.5% for the three months ended March 31, 2019. Gross margin was lower during the current year period compared to the same period in 2019 primarily due to an unfavorable revenue mix. This decrease was partially offset by lower reimbursable out-of-pocket expenses and favorable impacts from our ForwardBound margin enhancement initiative.
Although we are aggressively managing our response to the COVID-19 pandemic, it is expected to negatively impact our full year 2020 Commercial Solutions margins. At this time, we believe that the most significant impacts to margins in our Commercial Solutions segment will be those noted in the above Revenue section as well as potential increased costs related to inefficiencies, partially offset by proactive cost management strategies.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Selling, general, and administrative expenses	$117,970	$113,117	$4,853	4.3%
% of total revenue	10.1%	10.1%
The increase in selling, general, and administrative expenses for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily caused by higher compensation and related costs primarily due to strategic investments in some of our key functions including business development, our Syneos OneTM product offering, and information technology. These increases were partially offset by favorable impacts from our ForwardBound margin enhancement initiative.
Restructuring and Other Costs
Restructuring and other costs were $8.7 million and $14.4 million for the three months ended March 31, 2020 and 2019, respectively. In connection with the Merger, we established a restructuring plan to eliminate redundant positions and reduce our facility footprint worldwide. We expect to continue the ongoing evaluations of our workforce and facilities infrastructure needs in an effort to optimize our resources. Additionally, for the three months ended March 31, 2020 and 2019, we incurred employee severance costs and facility closure costs for non Merger-related related restructuring activities.
Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Merger-related restructuring and other costs:
Employee severance and benefit costs	$962	$6,272
Facility and lease termination costs	597	1,954
Non Merger-related restructuring and other costs:
Employee severance and benefit costs	6,659	5,960
Facility and lease termination costs	136	219
Other costs	366	8
Total restructuring and other costs	$8,720	$14,413

We expect to continue to incur significant costs related to the restructuring of our operations. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of our combined operations. We may also incur additional restructuring and other costs during 2020 related to our cost savings initiatives, including our response to the COVID-19 pandemic and our ForwardBound margin enhancement initiative.
Transaction and Integration-Related Expenses
Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Professional fees	$10,123	$12,846
Debt modification and related expenses	—	2,241
Integration and personnel retention-related costs	1,549	847
Fair value adjustments to contingent obligations	(4,095)	724
Total transaction and integration-related expenses	$7,577	$16,658
We expect to incur additional professional fees and integration-related costs associated with the Merger and continued consolidation of our legal entities and information technology systems. The timing and amount of these expenses will depend on the identification of synergy opportunities and the timing and execution of our integration activities.
The decrease in fair value adjustments to contingent obligations during the three months ended March 31, 2020 as compared to 2019 is primarily due to a decrease in the estimate of the contingent earn-out liability associated with our acquisition of Kinapse Topco Limited in 2018.
Depreciation and Amortization Expense
Total depreciation and amortization expense was $56.1 million and $61.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in total depreciation and amortization expense was primarily due to a decrease in amortization expense from intangible assets resulting from business combinations completed in prior periods and a decrease in depreciation expense related to an increase in assets that are fully amortized.
Other Expense, Net
Other expense, net consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Interest income	$(336)	$(1,502)	$1,166	(77.6)%
Interest expense	26,458	34,630	(8,172)	23.6%
Loss on extinguishment of debt	—	4,355	(4,355)	100.0%
Other (income) expense, net	(18,930)	8,921	(27,851)	(312.2)%
Total other expense, net	$7,192	$46,404	$(39,212)	84.5%
Total other expense, net was $7.2 million and $46.4 million for the three months ended March 31, 2020 and 2019, respectively. The change was primarily due to higher other (income) expense, net, and a decrease in interest expense in the current period as compared to the prior period. Other (income) expense, net primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency.

Income Tax Expense
For the three months ended March 31, 2020, we recorded income tax expense of $8.2 million, compared to pre-tax income of $41.8 million. The effective tax rate for the three months ended March 31, 2020 varied from the United States federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the Global Intangible Low-Taxed Income provisions ("GILTI"), state and local taxes on United States income, and research and general business credits.
For the three months ended March 31, 2019, we recorded income tax expense of $10.4 million, compared to pre-tax loss of $19.6 million. The effective tax rate for the three months ended March 31, 2019 varied from the United States federal statutory income tax rate of 21.0% primarily due to base erosion and anti-abuse minimum tax, foreign income inclusions such as GILTI, and valuation allowance changes on domestic deferred tax assets.
We currently maintain a valuation allowance against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of March 31, 2020. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.
Many governments have enacted or are currently contemplating economic stimulus and financial aid measures. Many of these measures include deferring the due dates for tax payments, including both income tax and other taxes. The Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted on March 27, 2020 in the United States to address the economic impacts of the COVID-19 pandemic. The CARES Act includes corporate income tax, payroll tax, and other provisions. While we may receive financial, tax, or other benefits under the bill, this legislation did not impact us during the three months ended March 31, 2020. We are still assessing the impact of the CARES Act and other global measures and do not expect there to be a material impact to our income tax provision for the year ending December 31, 2020. We plan to defer the timing of income tax payments and other taxes as permitted by the CARES Act, and other stimulus measures enacted globally.
Liquidity and Capital Resources
Key measures of our liquidity were as follows (in thousands):

	March 31, 2020	December 31, 2019
Balance sheet statistics:
Cash and cash equivalents	$335,573	$163,227
Restricted cash	387	462
Working capital (excluding restricted cash)	333,141	45,241
As of March 31, 2020, we had $336.0 million of cash, cash equivalents, and restricted cash, which reflects a $300.0 million draw on our $600.0 million revolving credit facility (the "Revolver") in March 2020. As of March 31, 2020, substantially all of our cash, cash equivalents, and restricted cash was held within the United States. In addition, we had $280.8 million (net of $19.2 million in outstanding letters of credit ("LOCs")) available for borrowing under our Revolver, of which $130.8 million was available for LOCs.
We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of service offerings, possible acquisitions, integration and restructuring costs, geographic expansion, stock repurchases, working capital, and other general corporate expenses. Cash from operations also could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic on the global economy and major financial markets, as well as other risks detailed in Part II, Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q. We have implemented proactive cash conservation initiatives, including delaying certain capital expenditures, reducing operating costs, and purchasing interest rate swaps to fix certain variable rate debt at lower interest rates. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, and remaining funds available under our Revolver, will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations, and other currently anticipated liquidity requirements for at least the next 12 months.
However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to sources of liquidity, particularly our cash flows from operations, and financial condition. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.
Indebtedness
As of March 31, 2020, we had approximately $2.97 billion of total principal indebtedness (including $49.1 million in finance lease obligations), consisting of $2.35 billion in term loan debt, $300.0 million under our Revolver, and $275.0 million in borrowings against the accounts receivable financing agreement.
Credit Agreement
We are party to a credit agreement (as amended, the "Credit Agreement") for: (i) a $1.55 billion Term Loan A facility that matures on March 26, 2024 (“Term Loan A”); (ii) a $1.60 billion Term Loan B facility that matures on August 1, 2024 (“Term Loan B”); and (iii) a $600.0 million Revolver that matures on March 26, 2024.
During the three months ended March 31, 2020, we did not make any voluntary prepayments against Term Loans A or B. As a result of previous voluntary prepayments, we are not required to make a mandatory payment against the Term Loan B principal balance until maturity in August 2024. Additionally, during the three months ended March 31, 2020, we were not required to make any mandatory principal payments towards Term Loan A.
In February 2020, as a result of our Secured Leverage Ratio (as defined in the Credit Agreement) being less than or equal to 2.75x, the Adjusted Eurocurrency Rate Spread (as defined in the Credit Agreement) on our Term B Loans decreased from 2.00% to 1.75%.
In March 2020, we drew $300.0 million on our Revolver.
Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. Our ability to meet our cash needs through cash flows from operations will depend on the demand for our services, as well as general economic, financial, competitive, and other factors, many of which are beyond our control, including the broad effects of the COVID-19 pandemic on the global economy and major financial markets. Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, acquisitions, investments, and other general corporate requirements. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, acquisitions or investments, selling assets, restructuring or refinancing our debt, reducing the scope of our operations and growth plans, or seeking additional capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our Credit Agreement contains covenant restrictions that limit our ability to direct the use of proceeds from any disposition of assets and, as a result, we may not be allowed to use the proceeds from any such dispositions to satisfy all current debt service obligations.

Debt Covenants
Our Credit Agreement contains usual and customary restrictive covenants. Our Credit Agreement requires us to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Agreement) of no more than 4.5 to 1.0 as of the last day of each fiscal quarter from and after March 31, 2020. We were in compliance with all applicable debt covenants as of March 31, 2020.
Letters of Credit
Our Revolver includes LOCs with a sublimit of $150.0 million. As of March 31, 2020, we had $300.0 million of outstanding Revolver borrowings and $19.2 million of LOCs outstanding, leaving $280.8 million in available borrowings under our Revolver, including $130.8 million available for LOCs.
Accounts Receivable Financing Agreement
We have an accounts receivable financing agreement (as amended) under which we can borrow up to $275.0 million from a third-party lender, secured by liens on certain receivables and other assets, with a termination date of September 30, 2021, unless terminated earlier pursuant to its terms. As of March 31, 2020, we had $275.0 million of outstanding borrowings under this agreement with no remaining borrowing capacity available.
Interest Rates
We have entered into various interest rate swaps to mitigate our exposure to changes in interest rates on our term loans. As of March 31, 2020, the percentage of our total principal debt (excluding leases) that is subject to fixed interest rates was approximately 54.4%. Each quarter-point increase or decrease in the applicable floating interest rate at March 31, 2020, would change our annual interest expense by approximately $3.3 million.
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

The following table sets forth repurchase activity under the stock repurchase program from inception through March 31, 2020:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2018	948,100	$39.55	$37,493
April 2018	1,024,400	36.60	37,492
January 2019	552,100	39.16	21,623
February 2019	120,600	41.40	4,993
June 2019	509,100	45.29	23,055
August 2019	141,100	49.93	7,045
March 2020	600,000	53.38	32,029
Total	3,895,400		$163,730
As of March 31, 2020, we had remaining authorization to repurchase up to approximately $136.3 million of shares of our common stock under the stock repurchase program.
Cash, Cash Equivalents and Restricted Cash
Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net cash used in operating activities	$(38,607)	$(13,306)	$(25,301)
Net cash used in investing activities	(18,620)	(11,445)	(7,175)
Net cash provided by (used in) financing activities	229,918	(26,338)	256,256
Cash Flows from Operating Activities
Cash flows from operating activities decreased by $25.3 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease is primarily due to changes in operating assets and liabilities partially offset by higher cash-related net income. Fluctuations in accounts receivable, unbilled services (including contract assets), and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services (including contract assets), and deferred revenue can vary significantly from period to period. The impacts of the COVID-19 pandemic may also result in lower cash flow from operating activities during 2020 as a result of the anticipated impacts on our revenue and costs.
As a result of our integration activities associated with the Merger and our acquisition activity, we have incurred substantial expenses that have negatively impacted our cash flow from operating activities. For example, during the three months ended March 31, 2020, we incurred $11.7 million of expenses that impacted our operating cash flows in the current period or will impact operating cash flows in the future. We anticipate that we will continue to incur costs related to our integration efforts.
Cash Flows from Investing Activities
For the three months ended March 31, 2020, we used $18.6 million in cash for investing activities, which consisted of $11.9 million for purchases of property and equipment and $6.8 million for investments in unconsolidated affiliates. We continue to closely monitor our capital expenditures, especially in light of the COVID-19 pandemic, while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.
For the three months ended March 31, 2019, we used $11.4 million in cash for investing activities, primarily for the purchase of property and equipment.
Cash Flows from Financing Activities
For the three months ended March 31, 2020, our financing activities provided $229.9 million in cash for financing activities, which consisted primarily of our $300.0 million draw down of our Revolver partially offset by repurchases of our common stock and contingent consideration payments.
For the three months ended March 31, 2019, we used $26.3 million in cash for financing activities, which consisted primarily of repayments of term loan debt and payments for the repurchase of our common stock. These payments were partially offset by proceeds from issuance of long-term debt and proceeds from our accounts receivable financing agreement.
Contractual Obligations and Commitments
Except for the $300.0 million draw on our Revolver, there have been no material changes during the three months ended March 31, 2020, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities, revenues, and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, share-based compensation, valuation of goodwill and identifiable intangibles, tax-related contingencies and valuation allowances, allowance for doubtful accounts, and litigation contingencies, among others. These estimates are based on the information available to management at the time these estimates, judgments, and assumptions are made. Actual results may differ materially from these estimates. Except as set forth below, there have been no significant changes to our critical accounting policies and estimates. For additional information on all of our critical accounting policies and estimates, refer to Part II - Item 7 - Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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
The impairment analysis requires significant judgments, estimates and assumptions. There is no assurance that the actual future earnings or cash flows of the reporting units will not decline significantly from the projections used in the impairment analysis. Goodwill impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, industry, deterioration in our performance or future projections, or changes in plans for one or more of our reporting units. Specifically, the broad impacts of the COVID-19 pandemic may contribute to the potential impairment of the carrying value of our goodwill and definite-lived assets in the future.

We completed our annual impairment test for potential impairment as of October 1, 2019 for all five of our reporting units, determining that there were no impairments. Our goodwill is principally related to the Merger completed on August 1, 2017. During the three months ended March 31, 2020, we evaluated whether a triggering event had occurred because of the broad impacts of the COVID-19 pandemic. We expect the COVID-19 pandemic will negatively impact our full year 2020 results of operations. However, at this time, we do not believe there has been a significant change in the long-term fundamentals of our business. Therefore, we have concluded a triggering event did not occur during the three months ended March 31, 2020. Depending on the extent to which future developments negatively impact our results of operations or financial outlook, an interim impairment test may be required in the future.
Intangible assets consist of backlog, customer relationships, and trademarks. We amortize intangible assets related to customer relationships and trademarks on a straight-line basis over the estimated useful life of the asset. Intangible assets related to backlog are amortized based on our expectations of the timing of when revenue associated with the backlog is expected to be recognized.
We review intangible assets at the end of each reporting period to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of the assets might not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives to their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination is made. During the three months ended March 31, 2020, we evaluated whether a triggering event had occurred because of the broad impacts of the COVID-19 pandemic. We expect the COVID-19 pandemic will negatively impact our full year 2020 results of operations. However, at this time, we do not believe there has been a significant change in the long-term fundamentals of our business. We have concluded a triggering event did not occur during the three months ended March 31, 2020, and, as a result, no interim impairment testing was required. We will continue to evaluate the impacts of the COVID-19 pandemic on our business. Depending on the extent to which future developments negatively impact our results of operations and financial outlook, an interim impairment test may be required in the future.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Except for the broad effects of the COVID-19 pandemic on the global economy and major financial markets, there have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against us and certain of our officers on behalf of a putative class of our shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.) in the Southern District of New York, names as defendants us, Michael Bell, Alistair MacDonald, Michael Gilbertini, and Gregory S. Rush (the "Bermudez action"), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.) in the Eastern District of North Carolina, filed on January 25, 2018 (the "Vaitkuvienë action"), names as defendants us, Alistair MacDonald, and Gregory S. Rush (the "Initial Defendants"). Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of our common stock between May 10, 2017 and November 8, 2017 and November 9, 2017. The complaints allege that we published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders separately filed motions seeking to be appointed lead plaintiff and approving the selection of lead counsel. On March 30, 2018, Plaintiff Bermudez filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. On May 29, 2018, the Court in the Vaitkuvienë action appointed the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund as Lead Plaintiffs and, on June 7, 2018, the Court entered a schedule providing for, among other things, Lead Plaintiffs to file an amended complaint by July 23, 2018 (later extended to July 30, 2018). Lead Plaintiffs filed their amended complaint on July 30, 2018, which also includes a claim against the Initial Defendants, as well as each member of the board of directors at the time of the INC Research - inVentiv Health merger vote in July 2017 (the “Defendants”), contending that the inVentiv merger proxy was misleading under Section 14(a) of the Act. Lead Plaintiffs seek, among other things, orders (i) declaring that the lawsuit is a proper class action and (ii) awarding compensatory damages in an amount to be proven at trial, including interest thereon, and reasonable costs and expenses incurred in this action, including attorneys’ fees and expert fees, to Lead Plaintiffs and other class members. Defendants filed a Motion to Dismiss Plaintiffs’ Amended Complaint on September 20, 2018. Lead Plaintiffs filed a Response in Opposition to such motion on November 21, 2018, and Defendants filed a Reply to such response on December 5, 2018. On May 23, 2019, Lead Plaintiffs filed a Notice of Filings in Related Case regarding the New Jersey shareholder action filed on March 1, 2019 described below, pending before the United States District Court for the District of New Jersey (the “New Jersey Action”), and Defendants filed their response on May 31, 2019. On September 26, 2019, the Court ordered, among other things, that this action is stayed in light of the New Jersey Action. On March 23, 2020, Defendants filed a Notice of Disposition of a Related Action, notifying the Court that the New Jersey Action was dismissed and requesting that the stay in this action should be lifted. We and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims.
On March 1, 2019, a complaint was filed in the United States District Court for the District of New Jersey on behalf of a putative class of shareholders who purchased our common stock during the period between May 10, 2017 and February 27, 2019. The action, captioned Murakami v. Syneos Health, Inc. et al, No. 19-7377 (D.N.J.), named us and certain of our executive officers as defendants and alleged violations of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements about our business, operations, and prospects. The plaintiffs sought awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. On March 28, 2019, Lead Plaintiffs in the Vaitkuvienë action filed a motion to intervene and to transfer this action to the Eastern District of North Carolina, and we filed our response on April 22, 2019. On April 30, 2019, a shareholder filed a motion seeking to be appointed lead plaintiff and approving the selection of lead counsel. On October 16, 2019, the Court ordered that Plaintiff, by November 8, 2019, file proof of service of the

Complaint in Compliance with Rule 4, or otherwise show cause why the action should not be dismissed for failure to properly serve Defendants (the "Order to Show Cause"). The Court further ordered that the action is stayed and that both motions are administratively terminated pending the Court's resolution of the Order to Show Cause. Plaintiff filed a response to the Order to Show Cause on November 8, 2019, and we and the other defendants filed a response on November 20, 2019. On March 20, 2020, the Court dismissed this action without prejudice for failure to serve defendants within the time period required by law.

Item 1A. Risk Factors.
Other than the following risk factor, there have been no significant changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Refer to “Risk Factors” in Part 1, Item 1A of that report for a detailed discussion of risk factors affecting us.
The COVID-19 pandemic is expected to adversely impact our business and results of operations.
On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus known as COVID-19 as a global pandemic. Governments around the world have taken unprecedented actions to mitigate the spread of COVID-19, including stay-at-home orders, quarantine requirements, and limitations on travel, including the closing of national borders. As a result of these restrictions, most of our employees are working remotely where possible and we have limited employee travel.
As a result of the COVID-19 pandemic, we have experienced and may continue to experience disruptions that could severely impact our business and our operations, including:
•delays or difficulties in commencing new and operating ongoing clinical trials, including the inability to access investigative sites, delays in enrolling patients and difficulty obtaining necessary pharmaceutical products and supplies;
•restrictions on the ability of our field teams within the Commercial Solutions segment to visit healthcare providers and delays in the commencement of new customer projects in that segment;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, as well as the reduction of our customers' operating budgets;
•interruption of key clinical trial activities, such as clinical trial site data monitoring, due to stay-at-home orders imposed or recommended by federal or state governments, employers, and others or interruption of clinical trial subject visits and study procedures;
•shutdowns or other business disruptions at our customers;
•limitations on our employee resources, including because of stay-at-home orders from federal or state governments, sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•diversion of management resources to focus on mitigating the impacts of the COVID-19 pandemic; and
•impacts from prolonged remote work arrangements, such as strains on our business continuity plans, cybersecurity risks, and inability of certain employees to perform their work remotely.
We currently expect that these disruptions will negatively impact our results of operations for the year ending December 31, 2020. The COVID-19 pandemic continues to evolve rapidly. The extent to which the pandemic will impact our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic; travel restrictions and social distancing requirements in the countries where we conduct business; the effectiveness of actions taken to contain and treat the disease; and how quickly and to what extent more normalized economic and operating conditions can resume. If we or our customers experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business could be materially and adversely impacted, and our business, liquidity, and financial results may be adversely affected.

The continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. This volatility and uncertainty have adversely affected our stock price, and may continue to do so. The actions that governments and individuals have taken in response to COVID-19 have led to a sharp contraction in many aspects of the United States economy and a steep rise in unemployment. The pandemic may cause an economic slowdown of potentially extended duration, and it is possible that it could cause a global recession. If this occurs, it could reduce our customer’s operating budgets or drive them to internally perform the clinical development and commercialization tasks that we provide, in which case our business would suffer. Even after the COVID-19 pandemic has subsided, we may continue to experience material adverse effects to our business as a result of the global economic impact of the pandemic.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
During the three months ended March 31, 2020, we repurchased 600,000 shares of our Class A common stock under our previously announced stock repurchase program described below, for a total of approximately $32.0 million. As of March 31, 2020, we have remaining authorization to repurchase up to approximately $136.3 million of shares of our Class A common stock under the stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1, 2020 - January 31, 2020	—	$—	—	$168,299
February 1, 2020 - February 29, 2020	—	$—	—	$168,299
March 1, 2020 - March 31, 2020	600,000	$53.38	600,000	$136,270
Total	600,000		600,000
(1) On February 26, 2018, the Board authorized the repurchase of up to an aggregate of $250.0 million of our Class A common stock, par value $0.01 per share, from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or privately negotiated transactions through December 31, 2019 (the "stock repurchase program"). The stock repurchase program commenced on March 1, 2018. On December 5, 2019, the Board increased the dollar amount authorized under the stock repurchase program to an aggregate of $300.0 million and extended the term of the program to December 31, 2020. We intend to use cash on hand and future free cash flow to fund the stock repurchase program. The stock repurchase program does not obligate us to repurchase any particular amount of our Class A common stock, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases is determined by our management based on a variety of factors such as the market price of our Class A common stock, our corporate requirements, and overall market conditions. The stock repurchase program is subject to applicable legal requirements, including federal and state securities laws. We may also repurchase shares of our Class A common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of our Class A common stock to be repurchased when we might otherwise be precluded from doing so by law.
We immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

Item 5. Other Information.
Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Eighth Amendment to the Receivables Financing Agreement, dated March 18, 2020, among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC as initial servicer, and PNC Bank, National Association, as administrative agent and as lender.	—	—	—	Filed herewith
10.2	Amendment No. 3 to the Credit Agreement, dated as of April 7, 2020, by and between Syneos Health, Inc. as Administrative Borrower and JPMorgan Chase Bank, N.A., as Administrative Agent.	—	—	—	Filed herewith
10.3	Letter Agreement between INC Research Holding Limited and Alistair Macdonald, dated April 18, 2020.	8-K	001-36730	10.1	April 22, 2020
10.4	Letter Agreement between Syneos Health, Inc. and Jason Meggs, dated April 18, 2020.	8-K	001-36730	10.2	April 22, 2020
10.5	Letter Agreement between Syneos Health, Inc. and Michelle Keefe, dated April 18, 2020.	8-K	001-36730	10.3	April 22, 2020
10.6	Letter Agreement between Syneos Health, Inc. and Paul Colvin, dated April 18, 2020.	8-K	001-36730	10.4	April 22, 2020
10.7	Letter Agreement between Syneos Health, Inc. and Jonathan Olefson, dated April 18, 2020.	8-K	001-36730	10.5	April 22, 2020
10.8	Letter Agreement between Syneos Health UK Limited and Alistair Macdonald, dated May 3, 2019.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNEOS HEALTH, INC.

Date: April 29, 2020	BY:	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial Officer)