Form 10-Q
period 2020-09-30
Syneos Health, Inc.
filed 2020-10-29
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of October 26, 2020, there were approximately 103,997,108 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenue	$1,099,004	$1,177,028	$3,275,758	$3,462,861

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	820,228	913,674	2,550,134	2,718,005
Selling, general, and administrative expenses	111,096	109,864	334,042	333,860
Restructuring and other costs	6,523	13,456	23,414	39,751
Transaction and integration-related expenses	6,955	10,454	17,900	34,766
Depreciation	17,301	18,844	51,830	57,663
Amortization	38,147	41,293	115,746	124,423
Total operating expenses	1,000,250	1,107,585	3,093,066	3,308,468
Income from operations	98,754	69,443	182,692	154,393

Total other expense (income), net:
Interest expense, net	20,442	30,181	68,126	95,439
Loss on extinguishment of debt	346	—	346	4,355
Other expense (income), net	10,596	(30,713)	(2,573)	(29,365)
Total other expense (income), net	31,384	(532)	65,899	70,429
Income before provision for income taxes	67,370	69,975	116,793	83,964
Income tax expense	3,954	11,055	15,892	43,756
Net income	$63,416	$58,920	$100,901	$40,208

Earnings per share:
Basic	$0.61	$0.57	$0.97	$0.39
Diluted	$0.60	$0.56	$0.96	$0.38
Weighted average common shares outstanding:
Basic	104,277	103,594	104,247	103,553
Diluted	105,588	105,021	105,483	104,881

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income	$63,416	$58,920	$100,901	$40,208
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $1,384; $0; $(5,203); and $(332), respectively	5,219	74	(6,642)	(13,104)
Foreign currency translation adjustments, net of income tax expense of $0 for all periods	33,832	(34,421)	(12,086)	(25,736)
Comprehensive income	$102,467	$24,573	$82,173	$1,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2020	December 31, 2019
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$248,896	$163,689
Accounts receivable and unbilled services, net	1,264,502	1,303,641
Prepaid expenses and other current assets	82,315	94,834
Total current assets	1,595,713	1,562,164
Property and equipment, net	196,258	203,926
Operating lease right-of-use assets	213,056	218,531
Goodwill	4,343,354	4,350,380
Intangible assets, net	882,485	973,081
Deferred income tax assets	18,256	37,012
Other long-term assets	135,609	108,701
Total assets	$7,384,731	$7,453,795

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$104,936	$136,686
Accrued expenses	583,015	568,911
Deferred revenue	710,170	696,907
Current portion of operating lease obligations	39,568	38,055
Current portion of finance lease obligations	16,689	17,777
Current portion of long-term debt	56,875	58,125
Total current liabilities	1,511,253	1,516,461
Long-term debt	2,465,358	2,550,395
Operating lease long-term obligations	209,809	218,343
Finance lease long-term obligations	28,300	36,914
Deferred income tax liabilities	7,931	11,101
Other long-term liabilities	65,602	90,927
Total liabilities	4,288,253	4,424,141

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 103,994 and 103,866 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,040	1,039
Additional paid-in capital	3,454,381	3,441,471
Accumulated other comprehensive loss, net of taxes	(90,321)	(71,593)
Accumulated deficit	(268,622)	(341,263)
Total shareholders’ equity	3,096,478	3,029,654
Total liabilities and shareholders’ equity	$7,384,731	$7,453,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
	(In thousands)
Cash flows from operating activities:
Net income	$100,901	$40,208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,576	182,086
Share-based compensation	47,266	40,864
Provision for doubtful accounts	1,357	948
Provision for deferred income taxes	21,306	13,091
Foreign currency transaction gains	(7,747)	(6,090)
Fair value adjustment of contingent obligations	(3,791)	(571)
Loss on extinguishment of debt	346	4,355
Other non-cash items	1,881	1,177
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable, unbilled services, and deferred revenue	15,542	(110,083)
Accounts payable and accrued expenses	(2,226)	12,337
Other assets and liabilities	(31,244)	(20,389)
Net cash provided by operating activities	311,167	157,933
Cash flows from investing activities:
Purchases of property and equipment	(38,493)	(50,645)
Investments in unconsolidated affiliates	(6,859)	(9,227)
Net cash used in investing activities	(45,352)	(59,872)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	—	183,195
Payments of debt financing costs	(300)	(2,593)
Repayments of long-term debt	(113,750)	(370,936)
Proceeds from accounts receivable financing agreement	31,600	128,000
Repayments of accounts receivable financing agreement	(6,600)	(22,400)
Proceeds from revolving line of credit	300,000	—
Repayments of revolving line of credit	(300,000)	—
Payments of contingent consideration related to business combinations	(26,634)	(178)
Payments of finance leases	(12,735)	(9,429)
Payments for repurchases of common stock	(62,029)	(56,716)
Proceeds from exercises of stock options	22,973	39,675
Payments related to tax withholdings for share-based compensation	(20,701)	(12,503)
Net cash used in financing activities	(188,176)	(123,885)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7,568	(904)
Net change in cash, cash equivalents, and restricted cash	85,207	(26,728)
Cash, cash equivalents, and restricted cash - beginning of period	163,689	155,932
Cash, cash equivalents, and restricted cash - end of period	$248,896	$129,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Shareholders’ equity, beginning balance	$2,999,684	$2,823,899	$3,029,654	$2,856,144
Impact from adoption of ASU 2016-13	—	—	(2,771)	—
Shareholders’ equity, adjusted beginning balance	2,999,684	2,823,899	3,026,883	2,856,144

Common stock:
Beginning balance	1,042	1,035	1,039	1,034
Repurchases of common stock	(5)	(1)	(11)	(13)
Issuances of common stock	3	4	12	17
Ending balance	1,040	1,038	1,040	1,038

Additional paid-in capital:
Beginning balance	3,446,852	3,404,389	3,441,471	3,402,638
Repurchases of common stock	(16,795)	(4,648)	(36,529)	(43,515)
Issuances of common stock	9,231	13,282	2,173	25,839
Share-based compensation	15,093	12,803	47,266	40,864
Ending balance	3,454,381	3,425,826	3,454,381	3,425,826

Accumulated other comprehensive loss:
Beginning balance	(129,372)	(92,688)	(71,593)	(88,195)
Unrealized gain (loss) on derivative instruments, net of taxes	5,219	74	(6,642)	(13,104)
Foreign currency translation adjustment, net of taxes	33,832	(34,421)	(12,086)	(25,736)
Ending balance	(90,321)	(127,035)	(90,321)	(127,035)

Accumulated deficit:
Beginning balance	(318,838)	(488,837)	(341,263)	(459,333)
Impact from adoption of ASU 2016-13	—	—	(2,771)	—
Adjusted beginning balance	(318,838)	(488,837)	(344,034)	(459,333)
Repurchases of common stock	(13,200)	(2,396)	(25,489)	(13,188)
Net income	63,416	58,920	100,901	40,208
Ending balance	(268,622)	(432,313)	(268,622)	(432,313)

Shareholders’ equity, ending balance	$3,096,478	$2,867,516	$3,096,478	$2,867,516

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

The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on February 20, 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020 or any other future period. The unaudited condensed consolidated balance sheet at December 31, 2019 is derived from the amounts in the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus that causes the disease known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, social distancing practices as well as restrictions that prohibit many employees from going to work. The Company experienced significant impacts to its business and results of operations for the three and nine months ended September 30, 2020 due to COVID-19. While certain governments have eased restrictions, the pandemic continues to be disruptive to the Company’s business. The extent to which COVID-19 impacts the Company’s future results will depend on future developments. The pandemic and associated economic impacts could continue to significantly impact the Company’s future financial condition, results of operations and cash flows.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13 (“ASU 2016-13”), Financial Instruments - Credit Losses (Topic 326) to modify the impairment model to utilize an expected loss methodology in place of the previous incurred loss methodology and require consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2020, and recorded the impact of the adoption through a cumulative-effect adjustment to accumulated deficit. Results for reporting periods beginning on January 1, 2020 are presented under ASU No. 2016-13, while prior period amounts continue to be reported and disclosed in accordance with the Company’s historical accounting treatment. Adoption of the new standard resulted in the recording of additional allowance for doubtful accounts of approximately $2.8 million as of January 1, 2020.

In March 2020, the FASB issued ASU No. 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients related to reference rate reform activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with the Company’s past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable.

2. Financial Statement Details

Cash, Cash Equivalents, and Restricted Cash

Certain of the Company’s subsidiaries participate in a notional cash pooling arrangement to manage global liquidity requirements. The participants combine their cash balances in pooling accounts at the same financial institution with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. The net cash balance related to this pooling arrangement is included in cash, cash equivalents, and restricted cash in the unaudited condensed consolidated balance sheets. During the nine months ended September 30, 2020, the Company made a non-cash investment of $27.3 million to acquire certain intellectual property rights from a customer in lieu of cash payment for services rendered.

Accounts Receivable and Unbilled Services, net

Accounts receivable and unbilled services (including contract assets), net of allowance for doubtful accounts, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounts receivable billed	$663,065	$787,652
Unbilled services (including contract assets)	609,596	521,370
Less: Allowance for doubtful accounts	(8,159)	(5,381)
Accounts receivable and unbilled services, net	$1,264,502	$1,303,641

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

Accounts Receivable Factoring Arrangement

The Company has an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash. For the nine months ended September 30, 2020 and 2019, the Company factored $113.1 million and $162.0 million, respectively, of trade accounts receivable on a non-recourse basis and received $112.7 million and $160.8 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2020 were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (b)	Total
Balance as of January 1, 2020	$2,784,952	$1,565,428	$4,350,380
Impact of foreign currency translation	(6,858)	(168)	(7,026)
Balance as of September 30, 2020	$2,778,094	$1,565,260	$4,343,354

(a) Accumulated impairment losses of $8.1 million associated with the Clinical Solutions segment were recorded prior to 2016 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. No impairment of goodwill was recorded for the nine months ended September 30, 2020.

(b) Accumulated impairment losses of $8.0 million associated with the Commercial Solutions segment were recorded prior to 2015 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the nine months ended September 30, 2020.

As of September 30, 2020, the Company evaluated whether a triggering event had occurred because of the broad impacts of the COVID-19 pandemic. The COVID-19 pandemic negatively impacted the Company’s results of operations during the three and nine months ended September 30, 2020 and the Company expects the pandemic to continue to negatively impact its full year 2020 results of operations. However, at this time, the Company does not believe there has been a significant change in the long-term fundamentals of its business. The Company has concluded a triggering event did not occur, and, as a result, no interim impairment testing was required during the three months ended September 30, 2020. The Company will continue to evaluate the impacts of the COVID-19 pandemic on its business.

Transaction and Integration-Related Expenses

Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Professional fees	$5,656	$7,108	$18,217	$26,632
Debt modification and related expenses	4	1,582	75	5,555
Integration and personnel retention-related costs	1,143	1,394	3,399	3,150
Fair value adjustments to contingent obligations	152	370	(3,791)	(571)
Total transaction and integration-related expenses	$6,955	$10,454	$17,900	$34,766

Accumulated Other Comprehensive Loss, Net of Taxes

Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning balance	$(129,372)	$(92,688)	$(71,593)	$(88,195)

Foreign currency translation:
Beginning balance	(102,675)	(72,270)	(56,757)	(80,955)
Other comprehensive income (loss) before reclassifications	33,832	(34,421)	(12,086)	(25,736)
Ending balance	(68,843)	(106,691)	(68,843)	(106,691)

Derivative instruments:
Beginning balance	(26,697)	(20,418)	(14,836)	(7,240)
Other comprehensive income (loss) before reclassifications	1	(1,105)	(17,970)	(15,351)
Reclassification adjustments	5,218	1,179	11,328	2,247
Ending balance	(21,478)	(20,344)	(21,478)	(20,344)

Accumulated other comprehensive loss, net of taxes	$(90,321)	$(127,035)	$(90,321)	$(127,035)

Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency translation adjustments:
Foreign currency translation adjustments, net of taxes	$33,832	$(34,421)	$(12,086)	$(25,736)
Unrealized loss on derivative instruments:
Unrealized loss during period, before taxes	(478)	(1,144)	(27,137)	(15,760)
Income tax benefit	(479)	(39)	(9,167)	(409)
Unrealized gain (loss) during period, net of taxes	1	(1,105)	(17,970)	(15,351)
Reclassification adjustment, before taxes	7,081	1,218	15,292	2,324
Income tax expense	1,863	39	3,964	77
Reclassification adjustment, net of taxes	5,218	1,179	11,328	2,247
Total unrealized gain (loss) on derivative instruments, net of taxes	5,219	74	(6,642)	(13,104)
Total other comprehensive income (loss), net of taxes	$39,051	$(34,347)	$(18,728)	$(38,840)

Other Expense (Income), Net

Other expense (income), net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized foreign currency loss (gain)	$4,823	$(26,762)	$2,772	$(25,631)
Net unrealized foreign currency loss (gain)	4,794	(5,131)	(7,747)	(6,090)
Other, net	979	1,180	2,402	2,356
Total other expense (income), net	$10,596	$(30,713)	$(2,573)	$(29,365)

3. Long-Term Debt Obligations

The Company’s debt obligations consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Term Loan A due March 2024	$1,471,250	$1,550,000
Term Loan B due August 2024	760,564	795,564
Accounts receivable financing agreement due October 2022	300,000	275,000
Total debt obligations	2,531,814	2,620,564
Less: Term loan original issuance discount	(3,883)	(4,928)
Less: Unamortized deferred issuance costs	(5,698)	(7,116)
Less: Current portion of debt	(56,875)	(58,125)
Total debt obligations, non-current portion	$2,465,358	$2,550,395

The Company is party to a credit agreement (as amended, the “Credit Agreement”) that includes a $1.55 billion Term Loan A facility that matures on March 26, 2024 (“Term Loan A”), a $1.60 billion Term Loan B facility that matures on August 1, 2024 (“Term Loan B”), and a $600.0 million revolving credit facility (the “Revolver”) that matures on March 26, 2024.

During the three months ended September 30, 2020, the Company made $40.0 million and $35.0 million of voluntary prepayments against Term Loan A and Term Loan B, respectively, and repaid the outstanding $150.0 million balance on the Revolver. The Term Loan A prepayments were applied to the mandatory principal payments due October 2020 and January 2021, and to a partial principal payment for April 2021. Additionally, during the three and nine months ended September 30, 2020, the Company made $19.4 million and $38.8 million of mandatory principal payments towards Term Loan A, respectively. As a result of previous voluntary prepayments, the Company is not required to make a mandatory payment against the Term Loan B principal balance until maturity in August 2024.

Revolver and Letters of Credit

The Revolver includes letters of credit (“LOCs”) with a sublimit of $150.0 million. As of September 30, 2020, there were $18.6 million of LOCs outstanding, leaving $581.4 million of available borrowings under the Revolver, including $131.4 million available for LOCs.

The lease agreement for the corporate headquarters in Morrisville, North Carolina includes a provision that may require the Company to issue LOCs in certain amounts to the landlord based on the debt rating of the Company issued by Moody’s Investors Service (or other nationally-recognized debt rating agency). As of September 30, 2020 (and through the date of this filing), the Company’s debt rating was such that no LOCs were required. Any required LOCs could be issued under the Company’s Revolver, and, if issued under the Revolver, would reduce its available borrowing capacity by the same amount accordingly.

Accounts Receivable Financing Agreement

On September 25, 2020, the Company amended its accounts receivable financing agreement to increase the amount it can borrow from $275.0 million to $300.0 million and to extend the maturity to October 2022, unless terminated earlier pursuant to its terms, and drew down the additional $25.0 million. Under this agreement, certain of the Company’s consolidated subsidiaries sell accounts receivable and unbilled services (including contract assets) balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”), which is the borrower under the facility. The facility is without recourse to the Company or any subsidiaries of the Company other than the SPE, other than with respect to limited indemnity obligations of the selling entities and the servicer of the receivables in respect of the character of the receivables sold by them and the performance of the servicing duties. The Company has guaranteed the performance of these obligations. The available borrowing capacity varies according to the levels of the Company’s eligible accounts receivable and unbilled services (including contract assets) sold to the SPE. Loans under this agreement will accrue interest at a reserve-adjusted LIBOR rate or a base rate equal to the higher of the overnight bank funding rate plus 0.50% and the applicable lender’s prime rate. The Company may prepay loans upon one business day’s prior notice and may terminate or reduce the facility limit of the accounts receivable financing agreement with 15 days’ prior notice.

As of September 30, 2020, the Company had $300.0 million of outstanding borrowings under the accounts receivable financing agreement, which are recorded in long-term debt on the accompanying unaudited condensed consolidated balance sheet. There was no remaining borrowing capacity available under this agreement as of September 30, 2020.

As of September 30, 2020, the contractual maturities of the Company’s debt obligations (excluding leases) were as follows (in thousands):

	Principal	Interest (a)
2020	$—	$11,581
2021	85,937	45,234
2022	445,313	41,985
2023	155,000	36,233
2024	1,845,564	12,050
Less: Deferred issuance costs	(5,698)
Less: Term loan original issuance discount	(3,883)
Total	$2,522,233	$147,083

(a) The interest payments on long-term debt in the above table are based on interest rates in effect as of September 30, 2020.

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

In June 2018, the Company entered into an interest rate swap with multiple counterparties that had an initial aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and will expire on June 30, 2021. As of September 30, 2020, the notional value of this interest rate swap was $917.1 million.

In March 2020, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $549.2 million, increasing to $1.42 billion in 2021, an effective date of March 31, 2020, and will expire on March 31, 2023. As of September 30, 2020, the notional value of these interest rate swaps was $573.5 million.

The fair values of the Company’s derivative financial instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	September 30, 2020	December 31, 2019
Interest rate swaps - current	Prepaid expenses and other current assets	$—	$155
Fair value of derivative assets		$—	$155

Interest rate swaps - current	Accrued expenses	$22,165	$11,358
Interest rate swaps - non-current	Other long-term liabilities	6,979	6,095
Fair value of derivative liabilities		$29,144	$17,453

5. Fair Value Measurements

Assets and Liabilities Carried at Fair Value

As of September 30, 2020 and December 31, 2019, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, contingent obligations, liabilities under the accounts receivable financing agreement, and derivative instruments.

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

Financial Instruments Subject to Recurring Fair Value Measurements

As of September 30, 2020, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$20,864	$—	$—	$—	$20,864
Partnership interest (b)	—	—	—	7,336	7,336
Total assets	$20,864	$—	$—	$7,336	$28,200

Liabilities:
Derivative instruments (c)	$—	$29,144	$—	$—	$29,144
Contingent obligations related to business combinations (d)	—	—	6,641	—	6,641
Total liabilities	$—	$29,144	$6,641	$—	$35,785

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

(a) Represents fair value of investments in mutual funds based on quoted market prices that are used to fund the liability associated with the Company’s deferred compensation plan.

(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of September 30, 2020, the Company’s remaining unfunded commitment in the private equity funds was $14.4 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds’ operating and finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with ASC Topic 946, Financial Services – Investment Companies.

(c) Represents the fair value of interest rate swap arrangements (see “Note 4 – Derivatives” for further information).

(d) Represents the fair value of contingent consideration obligations related to business combinations. The fair values of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.

The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the nine months ended September 30, 2020 (in thousands):

Balance as of December 31, 2019	$37,324
Additions	—
Changes in fair value recognized in earnings	(4,049)
Payments	(26,634)
Balance as of September 30, 2020	$6,641

During the nine months ended September 30, 2020, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements

Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of September 30, 2020 and December 31, 2019, assets carried on the condensed consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.23 billion and $5.32 billion, respectively.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The estimated fair values of the outstanding term loans are determined based on quoted market prices. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s outstanding term loans were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A due March 2024	$1,467,892	$1,452,859	$1,545,721	$1,550,000
Term Loan B due August 2024	760,039	751,536	794,915	795,564

(a) The carrying value of the term loan debt is shown net of original issue debt discounts.

6. Restructuring and Other Costs

Merger-Related Restructuring

During 2017, in connection with the merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc., the Company established a restructuring plan to eliminate redundant positions and reduce its facility footprint worldwide. The Company expects to continue the ongoing evaluations of its workforce and facilities infrastructure needs in an effort to optimize its resources. During the nine months ended September 30, 2020, the Company recognized approximately $1.0 million of employee severance and benefits related costs and $1.2 million of facility closure and lease termination costs. The Company expects to continue to incur costs related to restructuring of its operations in order to achieve targeted synergies. However, the timing and the amount of these costs depend on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of its combined operations.

Non Merger-Related Restructuring and Other Costs

During the nine months ended September 30, 2020, the Company recognized approximately $20.2 million of costs related to employee severance and benefits, $0.4 million of facility closure and lease termination costs, and $0.6 million of other costs in its continued efforts to optimize its resources worldwide. The costs incurred during the three months ended September 30, 2020 were primarily related to the Company’s cost management strategies in response to the COVID-19 pandemic as well as the Company’s ForwardBound initiative.

Accrued Restructuring Liabilities

The following table summarizes activity related to the liabilities associated with restructuring and other costs during the nine months ended September 30, 2020 (in thousands):

	Employee Severance Costs	Other Costs	Total
Balance as of December 31, 2019	$5,728	$22	$5,750
Expenses incurred (a)	21,214	595	21,809
Cash payments made	(22,245)	(617)	(22,862)
Balance as of September 30, 2020	$4,697	$—	$4,697

(a) The amount of expenses incurred for the nine months ended September 30, 2020 excludes $1.6 million of facility lease closure and lease termination costs that are reflected as a reduction of operating lease right-of-use assets on the unaudited condensed consolidated balance sheet under ASC 842.

The Company expects the employee severance costs accrued as of September 30, 2020 will be paid within the next twelve months. Certain facility costs will be paid over the remaining lease terms of the exited facilities that range from 2020 through 2027. Liabilities associated with these costs are included in accrued expenses and other long-term liabilities on the accompanying condensed consolidated balance sheets.

7. Shareholders’ Equity

Shares Outstanding

Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common stock shares, beginning balance	104,236	103,460	103,866	103,372
Repurchases of common stock	(506)	(141)	(1,106)	(1,323)
Issuances of common stock	264	474	1,234	1,744
Common stock shares, ending balance	103,994	103,793	103,994	103,793

Stock Repurchase Program

On February 26, 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate of $250.0 million of the Company’s common stock to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions (the “stock repurchase program”). On December 5, 2019, the Board increased the dollar amount authorized under the stock repurchase program to up to an aggregate of $300.0 million and extended the term of the stock repurchase program to December 31, 2020.

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

The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which permits shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law.

During the three months ended September 30, 2020, the Company repurchased 506,244 shares of its Class A common stock in a private transaction under the stock repurchase program described above, for a total purchase price of approximately $30.0 million.

The following table sets forth repurchase activity under the stock repurchase program from inception through September 30, 2020:

	Total number of shares purchased	Average price paid per share	Approximate value of shares purchased (in thousands)
March 2018	948,100	$39.55	$37,493
April 2018	1,024,400	36.60	37,492
January 2019	552,100	39.16	21,623
February 2019	120,600	41.40	4,993
June 2019	509,100	45.29	23,055
August 2019	141,100	49.93	7,045
March 2020	600,000	53.38	32,029
September 2020	506,244	59.26	30,000
Total	4,401,644		$193,730

The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

As of September 30, 2020, the Company had remaining authorization to repurchase up to approximately $106.3 million of shares of its common stock under the stock repurchase program.

8. Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income	$63,416	$58,920	$100,901	$40,208
Denominator:
Basic weighted average common shares outstanding	104,277	103,594	104,247	103,553
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	1,311	1,427	1,236	1,328
Diluted weighted average common shares outstanding	105,588	105,021	105,483	104,881
Earnings per share:
Basic	$0.61	$0.57	$0.97	$0.39
Diluted	$0.60	$0.56	$0.96	$0.38

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

The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were 177,330 and 220,269 for the three months ended September 30, 2020 and 2019, respectively, and 713,269 and 295,706 for the nine months ended September 30, 2020 and 2019, respectively.

9. Income Taxes

Income Tax Expense

For the three and nine months ended September 30, 2020, the Company recorded income tax expense of $4.0 million and $15.9 million, respectively, compared to pre-tax income of $67.4 million and $116.8 million, respectively. Income tax expense for the three and nine months ended September 30, 2020 included a discrete tax benefit of $18.8 million and $24.3 million, respectively, primarily related to the recognition of United States federal unrecognized tax benefits, excess tax benefits from share-based compensation, and the tax benefit from foreign tax credits claimed on amended returns filed during the year. The effective tax rate for the three and nine months ended September 30, 2020, excluding discrete items, varied from the United States federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the Global Intangible Low-Taxed Income provisions (“GILTI”), state and local taxes on United States income, and research and general business credits.

For the three and nine months ended September 30, 2019, the Company recorded income tax expense of $11.1 million and $43.8 million, respectively, compared to pre-tax income of $70.0 million and $84.0 million, respectively. Income tax expense for the three and nine months ended September 30, 2019 included a discrete tax benefit of $0.1 million and discrete tax expense of $10.3 million, respectively, primarily related to a reduction in deferred tax assets associated with the closing of a Canadian business unit and prior year adjustments. The effective tax rate for the three and nine months ended September 30, 2019, excluding discrete items, varied from the United States federal statutory income tax rate of 21.0% primarily due to base erosion and anti-abuse minimum tax (“BEAT”), foreign income inclusions such as GILTI, and a valuation allowance change on domestic deferred tax assets.

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

The Company does not anticipate its base eroding payments to exceed the three percent threshold of its deductible payments in 2020; therefore, the Company has not recorded any associated BEAT liability for the three and nine months ended September 30, 2020.

Unrecognized Tax Benefits

The Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $8.4 million and $23.2 million as of September 30, 2020 and December 31, 2019, respectively. The decrease of $14.8 million was primarily due to statute lapses related to domestic unrecognized tax benefits.

Tax Returns under Audit

The Company is not currently under any United States Federal income tax audit; however, income tax returns are currently under examination by tax authorities in several state and foreign jurisdictions. Management regularly assesses the potential outcomes of both ongoing and potential future examinations and has concluded that the provision for income taxes adequately reflects their impact.

Tax Legislation

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States to address the economic impacts of the COVID-19 pandemic. The CARES Act includes corporate income tax, payroll tax, and other provisions. The Company does not expect there to be a significant impact to its income tax provision as a result of the CARES Act and other global measures for the year ending December 31, 2020. The Company qualifies for certain employer payroll tax credits, which will be treated as government subsidies to offset related operating expenses, as well as the deferral of certain payroll and other tax payments into the future. The Company has deferred, and plans to continue deferring, the timing of certain income tax payments and other taxes as permitted by the CARES Act and other stimulus measures enacted globally.

Numerous final and proposed tax regulations were issued during the three months ended September 30, 2020, including additional guidance related to changes included in the Tax Cuts and Jobs Act. The regulations included updated guidance related to items such as interest expense limitations pursuant to Section 163(j), GILTI high-tax exclusion, and Foreign Tax Credits. These regulations included certain elective provisions and may be retroactively applied to the 2018 and 2019 tax years. The Company is continuing to evaluate these elective provisions.

10. Revenue from Contracts with Customers

Unsatisfied Performance Obligations

As of September 30, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASU No. 2014-09, Revenue from Contracts with Customers (“ASC 606”) was $5.76 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and, as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control. Accordingly, such contracts have been excluded from the unsatisfied performance obligations balance presented above.

Timing of Billing and Performance

During the three and nine months ended September 30, 2020, the Company recognized approximately $298.6 million and $485.0 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the periods. During the three and nine months ended September 30, 2020, approximately $32.8 million and $25.6 million of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods, respectively. The revenue from performance obligations partially satisfied in previous periods predominately related to changes in scope and estimates in full service clinical studies. Changes in unbilled services (including contract assets) and deferred revenue balances during the three and nine months ended September 30, 2020 were not significantly impacted by any other factors.

11. Segment Information

The Company is managed through two reportable segments: Clinical Solutions and Commercial Solutions. Each reportable segment consists of multiple service offerings that, when combined, create a fully integrated biopharmaceutical services organization. Clinical Solutions offers a variety of services spanning Phases I-IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Commercial Solutions provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services, including deployment solutions, communication solutions (public relations and advertising), and consulting services.

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

Information about reportable segment operating results was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Clinical Solutions	$829,163	$867,427	$2,451,168	$2,522,307
Commercial Solutions	269,841	309,601	824,590	940,554
Total revenue	1,099,004	1,177,028	3,275,758	3,462,861
Segment direct costs:
Clinical Solutions	600,634	655,851	1,868,028	1,936,021
Commercial Solutions	211,894	250,904	658,118	759,591
Total segment direct costs	812,528	906,755	2,526,146	2,695,612
Segment selling, general, and administrative expenses:
Clinical Solutions	66,431	68,659	204,154	205,986
Commercial Solutions	21,171	21,416	65,997	69,671
Total segment selling, general, and administrative expenses	87,602	90,075	270,151	275,657
Segment operating income:
Clinical Solutions	162,098	142,917	378,986	380,300
Commercial Solutions	36,776	37,281	100,475	111,292
Total segment operating income	198,874	180,198	479,461	491,592
Direct costs and operating expenses not allocated to segments:
Share-based compensation included in direct costs	7,700	6,919	23,988	22,393
Share-based compensation included in selling, general, and administrative expenses	7,393	5,884	23,278	18,471
Corporate selling, general, and administrative expenses	16,101	13,905	40,613	39,732
Restructuring and other costs	6,523	13,456	23,414	39,751
Transaction and integration-related expenses	6,955	10,454	17,900	34,766
Depreciation and amortization	55,448	60,137	167,576	182,086
Total income from operations	$98,754	$69,443	$182,692	$154,393

12. Operations by Geographic Location

The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
North America (a)	$694,286	$780,460	$2,085,895	$2,299,439
Europe, Middle East, and Africa	258,590	251,519	768,938	768,653
Asia-Pacific	121,155	119,268	348,394	325,129
Latin America	24,973	25,781	72,531	69,640
Total revenue	$1,099,004	$1,177,028	$3,275,758	$3,462,861

(a) Revenue for the North America region includes revenue attributable to the United States of $659.6 million and $745.6 million, or 60.0% and 63.3% of total revenue, for the three months ended September 30, 2020 and 2019, respectively. Revenue for the North America region includes revenue attributable to the United States of $1,981.7 million and $2,190.9 million, or 60.5% and 63.3% of total revenue, for the nine months ended September 30, 2020 and 2019, respectively. No other country represented more than 10% of total revenue for any period.

The following table summarizes long-lived assets by geographic area (in thousands, all intercompany transactions have been eliminated):

	September 30, 2020	December 31, 2019
Property and equipment, net:
North America (a)	$149,485	$159,709
Europe, Middle East, and Africa	31,095	28,514
Asia-Pacific	11,440	12,742
Latin America	4,238	2,961
Total property and equipment, net	$196,258	$203,926

(a) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $143.9 million and $153.1 million as of September 30, 2020 and December 31, 2019, respectively.

13.  Concentration of Credit Risk

Financial assets that subject the Company to credit risk primarily consist of cash and cash equivalents, accounts receivable and unbilled services (including contract assets). The Company’s cash and cash equivalents consist principally of cash and are maintained at several financial institutions with reputable credit ratings. The Company maintains cash depository accounts with several financial institutions worldwide and is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents are concentrated. The Company has not historically incurred any losses with respect to these balances and believes that they bear minimal credit risk.

As of September 30, 2020 and December 31, 2019, the majority of the Company’s cash and cash equivalents were held within the United States.

No single customer accounted for greater than 10% of the Company’s revenue for the three and nine months ended September 30, 2020.

As of September 30, 2020 and December 31, 2019, no single customer accounted for greater than 10% of the Company’s accounts receivable and unbilled services (including contract assets) balances.

14. Related-Party Transactions

No related party expenses were recorded for the three months ended September 30, 2020. During the second quarter of 2020, the Company sold its contingent staffing business to a related party in exchange for potential future cash consideration not to exceed $4.0 million. The future cash consideration is contingent on the financial performance of the sold business over the next three years. The Company will recognize the contingent consideration in the consolidated statements of operations as it is resolved. No significant related-party revenue was recorded for the nine months ended September 30, 2020.

No related party expenses were recorded for the three months ended September 30, 2019. For the nine months ended September 30, 2019, the Company incurred reimbursable out-of-pocket expenses of $1.1 million for professional services obtained from a provider whose board of directors included a member who was also a member of the Company’s Board. This provider ceased to be a related party as of December 31, 2019. No significant related-party revenue was recorded for the nine months ended September 30, 2019.

15. Commitments and Contingencies

Legal Proceedings

The Company is party to legal proceedings incidental to its business. While the Company’s management currently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not have a significant adverse effect on the Company’s consolidated financial statements, litigation is subject to inherent uncertainties. Were an unfavorable ruling to occur, there exists the possibility of a significant adverse impact on the Company’s financial condition and results of operations.

On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against the Company and certain of its officers on behalf of a putative class of its shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.) in the Southern District of New York, names as defendants the Company, Michael Bell, Alistair MacDonald, Michael Gilbertini, and Gregory S. Rush (the “Bermudez action”), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.) in the Eastern District of North Carolina, filed on January 25, 2018 (the “Vaitkuvienë action”), names as defendants the Company, Alistair MacDonald, and Gregory S. Rush (the “Initial Defendants”). Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company’s common stock between May 10, 2017 and November 8, 2017 and November 9, 2017. The complaints allege that the Company published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders separately filed motions seeking to be appointed lead plaintiff and approving the selection of lead counsel. On March 30, 2018, Plaintiff in the Bermudez action filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. On May 29, 2018, the Court in the Vaitkuvienë action appointed the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund as Lead Plaintiffs and, on June 7, 2018, the Court entered a schedule providing for, among other things, Lead Plaintiffs to file an amended complaint by July 23, 2018 (later extended to July 30, 2018). Lead Plaintiffs filed their amended complaint on July 30, 2018, which also includes a claim against the Initial Defendants, as well as each member of the board of directors at the time of the INC Research - inVentiv Health merger vote in July 2017 (the “Defendants”), contending that the inVentiv merger proxy was misleading under Section 14(a) of the Act. Lead Plaintiffs seek, among other things, orders (i) declaring that the lawsuit is a proper class action and (ii) awarding compensatory damages in an amount to be proven at trial, including interest thereon, and reasonable costs and expenses incurred in this action, including attorneys’ fees and expert fees, to Lead Plaintiffs and other class members. Defendants filed a Motion to Dismiss Plaintiffs’ Amended Complaint on September 20, 2018. Lead Plaintiffs filed a Response in Opposition to such motion on November 21, 2018, and Defendants filed a Reply to such response on December 5, 2018. The District Court referred the Motion to Dismiss to a magistrate judge for a report and recommendation. On September 26, 2019, the magistrate judge stayed the action and, on August 7, 2020, the magistrate judge lifted the stay. Also on August 7, 2020, the magistrate judge issued a report (the “Magistrate Report”) recommending to the District Court that Defendants’ Motion to Dismiss be denied. On September 4, 2020, Defendants filed written objections to the Magistrate Report, requesting that the District Court grant the Motion to Dismiss. The Company and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims.

The Company is presently unable to predict the duration, scope, or result of the Vaitkuvienë action, or any other related lawsuit. As such, the Company is presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, related to this matter. While the Company intends to defend the putative class action litigation vigorously, the outcome of such litigation or any other litigation is necessarily uncertain. The Company could be forced to expend significant resources in the defense of this lawsuit or future ones, and it may not prevail. As such, these matters could have a significant adverse effect on the Company’s business, annual, or interim results of operations, cash flows, or its financial condition.

Assumed Contingent Tax-Sharing Obligations

As a result of the Merger, the Company assumed contingent tax-sharing obligations arising from inVentiv Health, Inc.’s 2016 merger with Double Eagle Parent, Inc. As of September 30, 2020 and December 31, 2019, the estimated fair value of the assumed contingent tax-sharing obligations was $6.6 million and $32.7 million, respectively.

Contingent Earn-out Liability

In connection with the acquisition of Kinapse Topco Limited (“Kinapse”) in August 2018, the Company recorded a contingent earn-out liability to be paid based on Kinapse meeting revenue targets as of March 31, 2021. The estimated fair value of the contingent earn-out liability was $4.6 million as of December 31, 2019 and was included in other long-term liabilities in the condensed consolidated balance sheet. During the three months ended March 31, 2020, the Company adjusted the fair value of the contingent earn-out liability to zero to reflect the updated probability of achievement of the revenue targets. The change in fair value of the earn-out liability was recorded in transaction and integration-related expenses in the condensed consolidated statement of operations.

16. Subsequent Event

On October 26, 2020, the Company entered into a stock purchase agreement for the purchase of 100% of the outstanding shares of SHCR Holdings Corporation (“Synteract”) for an aggregate purchase price of approximately $400 million in cash. Synteract is a contract research organization focused on the emerging biopharmaceutical industry. The transaction is expected to close in the fourth quarter of 2020, subject to the satisfaction or waiver of the closing conditions.

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

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such, including statements regarding the closing of our acquisition of SHCR Holdings Corporation (“Synteract”) and the source of funding for such acquisition, our anticipated results of operations, our business strategy, possible impairment charges, the future impact of the COVID-19 pandemic on our business, financial results, and financial condition, and planned capital expenditures. Without limiting the foregoing, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “should,” “would,” “targets,” “will” and the negative thereof, and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following: any inability to satisfy or any failure to waive the closing conditions related to our acquisition of Synteract; any failure to realize the anticipated benefits of the acquisition of Synteract; the need to hire, develop, and retain key personnel; the impact of unfavorable economic conditions, including the uncertain international economic environment, changes in exchange rates, and effective income tax rate fluctuations; risks associated with the COVID-19 pandemic; the impact of potentially underpricing our contracts, overrunning our cost estimates, or failing to receive approval for or experiencing delays with documentation of change orders; any adverse effects from customer or therapeutic area concentration; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope, or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; fluctuations in our operating results and effective income tax rate; the cyber-security and other risks associated with our information systems infrastructure; changes and costs of compliance with regulations related to data privacy; risks associated with acquired businesses, including the ability to integrate acquired operations, products, and technologies in our business; the risks associated with doing business internationally; risks related to the impact of the U.K.’s withdrawal from the European Union; impact of the Tax Cuts and Jobs Act; challenges by tax authorities of our intercompany transfer pricing policies; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our ability to effectively upgrade our information systems; our failure to perform our services in accordance with contractual requirements, regulatory standards, and ethical considerations; the risk of litigation and personal injury claims; risks related to the management of clinical trials; failure of our insurance to cover our indemnification obligations and other liabilities; risks related to marketing drugs for biopharmaceutical companies; our ability to protect our intellectual property; the risks associated with potential future acquisitions or investments in our customers’ businesses or drugs; our relationships with customers who are in competition with each other; any failure to realize the full value of our goodwill and intangible assets; risks related to restructuring; our compliance with anti-corruption and anti-bribery laws; our dependence on third parties; potential employment liability; downgrades of our credit ratings; outsourcing trends and changes in aggregate spending and research and development budgets; the impact of, including changes in, government regulations and healthcare reform; our ability to keep pace with rapid technological change; the cost of and our ability to service our substantial indebtedness; and other risks related to ownership of our common stock. For a further discussion of the risks relating to our business, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions, to reflect the structure under which we operate, evaluate our performance, make strategic decisions, and allocate resources. Our Clinical Solutions segment offers a variety of services spanning Phases I-IV of clinical development, including full-service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Our Commercial Solutions segment provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services, including deployment solutions, communication solutions (public relations and advertising), and consulting services. We integrate our clinical and commercial capabilities into customized solutions by sharing knowledge, data, and insights through our biopharmaceutical acceleration model (“BAM”). This collaboration across the development and commercialization continuum facilitates unique insights into patient populations, therapeutic environments, product timelines, and the competitive landscape. For further discussion, refer to “Note 11 - Segment Information” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus that causes the disease known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, social distancing practices as well as restrictions that prohibit many employees from going to work.

Since March 2020, we have implemented contingency planning to protect the health and well-being of our employees, with most employees working remotely where possible. We have global and regional crisis teams in place monitoring the rapidly evolving situation and recommending risk mitigation actions. We have implemented travel restrictions as well as visitor protocols and we are following social distancing practices. We have assessed and implemented continuity plans to provide customers with continued services.

We experienced significant impacts to our business and results of operations for the three and nine months ended September 30, 2020 due to COVID-19 and the mitigation actions taken to slow its spread.

Since March 2020, the COVID-19 pandemic and its adverse effects have become more prevalent in the locations where we, our customers, suppliers, and partners conduct significant portions of our business, such as Europe and North America, and, as a result, we have experienced more pronounced disruptions in our operations during the second and third quarters of 2020. As a result of these conditions, we have taken steps to mitigate the revenue and cash flow impacts in the second and third quarters of 2020, including cost management strategies consisting of certain temporary compensation adjustments, our ForwardBound margin enhancement initiative, hiring restrictions, staffing reductions, voluntary and involuntary employee furloughs, reductions in third-party costs, and other initiatives. Some of these cost savings measures ended in the third quarter, including certain compensation adjustments.

In our Clinical Solutions segment, we continue to expect impacts to be temporary and relate to limitations on our ability to physically access investigative sites, delays in patient enrollment and trial start-up activities, as well as delayed decision making related to new business awards. Our full service studies and, to a lesser extent, our functional service provider offering have been impacted, and we expect them to continue to be impacted, by a switch from site-based monitoring visits to remote monitoring visits, and reduced capacity of businesses that utilize our services or facilities we use to conduct our business during the pandemic. As of September 30, 2020, a substantial number of our clinical trial sites have returned to allowing physical monitoring visits. In our Commercial Solutions segment, we continue to expect impacts to be temporary and relate to delayed decision making related to new business awards, delays or cancellations of existing projects, declines in field team visits to healthcare providers, and travel disruptions.

We remain confident in our liquidity position, which includes cash on hand of $248.9 million as of September 30, 2020, and access to our revolving credit facility. We have also implemented cash conservation initiatives, including reducing operating costs, deferring certain payroll taxes and other tax payments as permitted by various government stimulus packages in multiple jurisdictions, and entering into interest rate swaps to fix certain variable rate debt at lower interest rates.

While certain governments eased restrictions during the latter part of the second quarter and continued to do so during the third quarter, the pandemic continues to be disruptive to our business. The extent to which COVID-19 impacts our future results will depend on future developments. To the extent that the pandemic continues or worsens or if new waves of infection occur, national, state, and local governments may impose additional restrictions or extend the restrictions already in place. The continuing spread of COVID-19 and the related safety and business operating restrictions could result in a number of adverse impacts to our business, including, but not limited to, additional disruption to the economy and our customers, additional work restrictions, and supply chains being interrupted or slowed. Also, governments may impose other laws, regulations, or taxes that could adversely impact our business, financial condition, or results of operations. Further, depending on the extent to which our customers are affected, they could further delay or reduce purchases of services we provide. The effects of COVID-19 also could impact us in a number of other ways including, but not limited to, additional reductions to our profitability, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers and counterparties, and potential impairment of the carrying amount of goodwill or other long-lived assets.

We will continue to actively monitor the situation and may take further precautionary and preemptive actions as may be required by national, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers, and shareholders. To the extent the pandemic worsens, we cannot predict the effects it may have on our business, in particular with respect to demand for our services, our strategy, and our prospects, the effects on our customers, or the impact on our financial results. See Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q for further discussion of the potential impact of the pandemic on our business.

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

Our backlog was as follows as of September 30 (in millions):

	2020	2019	Change
Clinical Solutions	$9,196.3	$7,781.8	$1,414.5	18.2%
Commercial Solutions - Deployment Solutions	586.7	597.5	(10.8)	(1.8)%
Total backlog	$9,783.0	$8,379.3	$1,403.7	16.8%

We expect approximately $0.96 billion of our backlog as of September 30, 2020 will be recognized as revenue during the remainder of 2020. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.

Net New Business Awards

New business awards, net of cancellations, were as follows for the TTM periods ended September 30 (in millions):

	2020	2019
Clinical Solutions	$4,711.3	$3,911.9
Commercial Solutions	1,180.8	1,260.1
Total net new business awards	$5,892.1	$5,172.0

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

We believe that our backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will continue to be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. Net new business awards and backlog have been and we expect will continue to be affected by the broad effects of the COVID-19 pandemic on the global economy and major financial markets, as well as various other risks and uncertainties detailed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect that the rate at which our backlog and net new business awards convert into revenue is likely to decrease, and the duration of projects and the period over which related revenue is recognized to lengthen. For more information about risks related to our backlog see Part I, Item 1A “Risk Factors - Risks Related to Our Business - Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog” included in “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Results of Operations

The following table sets forth amounts from our unaudited condensed consolidated statements of operations along with dollar and percentage changes (in thousands, except percentages):

	Three Months Ended September 30,
	2020	2019	Change
Revenue	$1,099,004	$1,177,028	$(78,024)	(6.6)%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	820,228	913,674	(93,446)	(10.2)%
Selling, general, and administrative expenses	111,096	109,864	1,232	1.1%
Restructuring and other costs	6,523	13,456	(6,933)	(51.5)%
Transaction and integration-related expenses	6,955	10,454	(3,499)	(33.5)%
Depreciation and amortization	55,448	60,137	(4,689)	(7.8)%
Total operating expenses	1,000,250	1,107,585	(107,335)	(9.7)%
Income from operations	98,754	69,443	29,311	42.2%
Total other expense (income), net	31,384	(532)	31,916	n/m
Income before provision for income taxes	67,370	69,975	(2,605)	(3.7)%
Income tax expense	3,954	11,055	(7,101)	(64.2)%
Net income	$63,416	$58,920	$4,496	7.6%

	Nine Months Ended September 30,
	2020	2019	Change
Revenue	$3,275,758	$3,462,861	$(187,103)	(5.4)%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	2,550,134	2,718,005	(167,871)	(6.2)%
Selling, general, and administrative expenses	334,042	333,860	182	0.1%
Restructuring and other costs	23,414	39,751	(16,337)	(41.1)%
Transaction and integration-related expenses	17,900	34,766	(16,866)	(48.5)%
Depreciation and amortization	167,576	182,086	(14,510)	(8.0)%
Total operating expenses	3,093,066	3,308,468	(215,402)	(6.5)%
Income from operations	182,692	154,393	28,299	18.3%
Total other expense, net	65,899	70,429	(4,530)	(6.4)%
Income before provision for income taxes	116,793	83,964	32,829	39.1%
Income tax expense	15,892	43,756	(27,864)	(63.7)%
Net income	$100,901	$40,208	$60,693	150.9%

Revenue

For the three months ended September 30, 2020, our revenue decreased by $78.0 million, or 6.6%, to $1,099.0 million from $1,177.0 million for the three months ended September 30, 2019. For the nine months ended September 30, 2020, our revenue decreased by $187.1 million, or 5.4%, to $3,275.8 million from $3,462.9 million for the nine months ended September 30, 2019. These decreases were primarily driven by the impact of the COVID-19 pandemic, including the related decline in reimbursable out-of-pocket expenses, in both our Clinical Solutions and Commercial Solutions segments, as discussed below.

No single customer accounted for greater than 10% of our revenue for the three and nine months ended September 30, 2020. Revenue from our top five customers accounted for approximately 23% and 22% of revenue for the three months ended September 30, 2020 and 2019, respectively, and 22% and 23% of revenue for the nine months ended September 30, 2020 and 2019, respectively.

Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended September 30,
	2020	% of total	2019	% of total	Change
Clinical Solutions	$829,163	75.4%	$867,427	73.7%	$(38,264)	(4.4)%
Commercial Solutions	269,841	24.6%	309,601	26.3%	(39,760)	(12.8)%
Total revenue	$1,099,004		$1,177,028		$(78,024)	(6.6)%

	Nine Months Ended September 30,
	2020	% of total	2019	% of total	Change
Clinical Solutions	$2,451,168	74.8%	$2,522,307	72.8%	$(71,139)	(2.8)%
Commercial Solutions	824,590	25.2%	940,554	27.2%	(115,964)	(12.3)%
Total revenue	$3,275,758		$3,462,861		$(187,103)	(5.4)%

Clinical Solutions

For the three and nine months ended September 30, 2020, revenue attributable to our Clinical Solutions segment decreased compared to the same periods in the prior year primarily due to the impacts of the COVID-19 pandemic, including the related decline in reimbursable out-of-pocket expenses, and the sale of the contingent staffing business during the second quarter. For the three months ended September 30, 2020, revenue was positively impacted by $7.5 million from foreign currency exchange rates fluctuations, whereas for the nine months ended September 30, 2020, revenue was negatively impacted by $4.0 million from foreign currency exchange rates fluctuations compared to the respective prior periods.

During the third quarter, the pandemic continued to impact our ability to physically access investigative sites and delayed patient enrollment and trial start-up activities. However, there were positive trends related to these activities. The negative impacts of the pandemic were partially mitigated by performing remote monitoring visits that had previously been converted from site-based monitoring. As a result, revenue for the third quarter was more comparable with the prior year period than it was in the second quarter, although the Company continues to experience lower reimbursable out-of-pocket expenses as a result of remote monitoring. The decrease in revenue for the nine months ended September 30, 2020 was partially offset by revenue growth during the first quarter.

Although we are aggressively managing our response to the COVID-19 pandemic, it is expected to continue to negatively impact our full year 2020 Clinical Solutions revenue. At this time, we believe that the most significant ongoing impacts to revenue in our Clinical Solutions segment will be temporary and relate to limitations on our ability to physically access investigative sites, delays in patient enrollment and trial start-up activities, as well as delayed decision making related to new business awards. Our full service studies and, to a lesser extent, our functional service provider offering have been impacted, and we expect them to continue to be impacted, by a switch from site-based monitoring visits to remote monitoring visits, and reduced capacity of businesses that utilize our services or facilities we use to conduct our business during the pandemic. The trend of more remote monitoring visits is expected to continue after the pandemic, resulting in lower reimbursable out-of-pocket expenses and related revenue in the future. As of September 30, 2020, a substantial number of our clinical trial sites have returned to allowing physical monitoring visits.

Commercial Solutions

For the three and nine months ended September 30, 2020, revenue attributable to our Commercial Solutions segment decreased compared to the same periods in the prior year primarily due to the impacts of the COVID-19 pandemic, including the related decline in reimbursable out-of-pocket expenses as well as the negative impact of delays in new project starts.

Although we are aggressively managing our response to the COVID-19 pandemic, it is expected to continue to negatively impact our full year 2020 Commercial Solutions revenue. At this time, we believe that the most significant ongoing impacts to revenue in our Commercial Solutions segment will be temporary and relate to delayed decision making related to new business awards, delays or cancellations of existing projects, declines in field team visits to healthcare providers, and travel disruptions.

Direct Costs

Direct costs consist principally of compensation expense and benefits associated with our employees and other employee-related costs, and reimbursable out-of-pocket expenses directly related to delivering on our projects. While we have some ability to manage the majority of these costs relative to the amount of contracted services we have during any given period, direct costs as a percentage of revenue can vary from period to period. Such fluctuations are due to a variety of factors, including, among others: (i) the level of staff utilization on our projects; (ii) adjustments to the timing of work on specific customer contracts; (iii) the experience mix of personnel assigned to projects; (iv) the service mix and pricing of our contracts; and (v) the timing of the incurrence of reimbursable out-of-pocket expenses. As a result of the COVID-19 pandemic, we have experienced reduced travel and other reimbursable out-of-pocket expenses related to lower customer site visits for Clinical Solutions, as well as lower physician office visits and investigator meetings for Commercial Solutions. In addition, as global projects wind down or as delays and cancellations occur, staffing levels in certain countries or functional areas can become misaligned with the current business volume.

Direct costs consisted of the following (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Direct costs (exclusive of depreciation and amortization)	$820,228	$913,674	$(93,446)	(10.2)%
% of revenue	74.6%	77.6%
Gross margin %	25.4%	22.4%

	Nine Months Ended September 30,
	2020	2019	Change
Direct costs (exclusive of depreciation and amortization)	$2,550,134	$2,718,005	$(167,871)	(6.2)%
% of revenue	77.8%	78.5%
Gross margin %	22.2%	21.5%

For the three months ended September 30, 2020, our direct costs decreased by $93.4 million, or 10.2%, compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, our direct costs decreased by $167.9 million, or 6.2%, compared to the nine months ended September 30, 2019. These decreases were primarily driven by the impacts of the COVID-19 pandemic and our cost management strategies in both our Clinical Solutions and Commercial Solutions segments as discussed below.

Clinical Solutions

Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Direct costs	$600,634	$655,851	$(55,217)	(8.4)%
% of segment revenue	72.4%	75.6%
Segment gross margin %	27.6%	24.4%

	Nine Months Ended September 30,
	2020	2019	Change
Direct costs	$1,868,028	$1,936,021	$(67,993)	(3.5)%
% of segment revenue	76.2%	76.8%
Segment gross margin %	23.8%	23.2%

For the three months ended September 30, 2020, our Clinical Solutions direct costs decreased by $55.2 million, or 8.4%, compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, our Clinical Solutions segment direct costs decreased by $68.0 million, or 3.5%, compared to the nine months ended September 30, 2019. The decrease for the periods compared to the prior year was primarily due to lower reimbursable out-of-pocket expenses and billable headcount, primarily due to COVID-19. There were additional decreases in direct costs from the impact of various cost management strategies and foreign currency exchange rate fluctuations. These cost management strategies included certain temporary compensation adjustments, our ForwardBound margin enhancement initiative, hiring restrictions, staffing reductions, voluntary and involuntary employee furloughs, reductions in third-party costs, and other initiatives. Some of these cost savings measures ended in the third quarter, including certain compensation adjustments.

Gross margins for our Clinical Solutions segment were 27.6% for the three months ended September 30, 2020, compared to 24.4% for the three months ended September 30, 2019 and 23.8% for the nine months ended September 30, 2020, compared to 23.2% for the nine months ended September 30, 2019. Gross margins were higher during the current year periods as compared to the same periods in 2019, primarily due to reduced travel and other reimbursable out-of-pocket expenses, and the impact of our cost management strategies, partially offset by the impact from lower revenue.

Although we are aggressively managing our response to the COVID-19 pandemic, it is expected to continue to negatively impact our full year 2020 Clinical Solutions margins. At this time, we continue to believe that the most significant impacts to margins in our Clinical Solutions segment will be those noted in the above Revenue section, partially offset by the impact of our cost management strategies and the impact of lower reimbursable out-of-pocket expenses. The trend of more remote monitoring visits is expected to continue after the pandemic, resulting in lower reimbursable out-of-pocket expenses and related revenue in the future.

Commercial Solutions

Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Direct costs	$211,894	$250,904	$(39,010)	(15.5)%
% of segment revenue	78.5%	81.0%
Segment gross margin %	21.5%	19.0%

	Nine Months Ended September 30,
	2020	2019	Change
Direct costs	$658,118	$759,591	$(101,473)	(13.4)%
% of segment revenue	79.8%	80.8%
Segment gross margin %	20.2%	19.2%

For the three months ended September 30, 2020, our Commercial Solutions segment direct costs decreased by $39.0 million, or 15.5%, compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, our Commercial Solutions segment direct costs decreased by $101.5 million, or 13.4%, compared to the nine months ended September 30, 2019. These decreases were primarily related to reduced billable headcount, declines in reimbursable out-of-pocket expenses, and the impact of our cost management strategies, which were all primarily in response to the COVID-19 pandemic. These cost management strategies included certain temporary compensation adjustments, our ForwardBound margin enhancement initiative, hiring restrictions, staffing reductions, voluntary and involuntary employee furloughs, reductions in third-party costs, and other initiatives. Some of these cost savings measures ended in the third quarter, including certain compensation adjustments.

Gross margins for our Commercial Solutions segment were 21.5% for the three months ended September 30, 2020, compared to 19.0% for the three months ended September 30, 2019 and 20.2% for the nine months ended September 30, 2020, compared to 19.2% for the nine months ended September 30, 2019. Gross margins were higher during the current year periods compared to the same periods in 2019 primarily due to lower reimbursable out-of-pocket expenses and the impact of our cost management strategies, which were both primarily due to the COVID-19 pandemic, partially offset by the impact from lower revenue.

Although lower reimbursable out-of-pocket expenses has resulted in higher gross margins, we continue to aggressively manage our response to the COVID-19 pandemic to limit impact to our full year 2020 Commercial Solutions profitability. At this time, we continue to believe that the most significant impacts in our Commercial Solutions segment will be those noted in the above Revenue section, partially offset by the impact of our cost management strategies.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Selling, general, and administrative expenses	$111,096	$109,864	$1,232	1.1%
% of total revenue	10.1%	9.3%

	Nine Months Ended September 30,
	2020	2019	Change
Selling, general, and administrative expenses	$334,042	$333,860	$182	0.1%
% of total revenue	10.2%	9.6%

Selling, general, and administrative expenses for the three and nine months ended September 30, 2020 were comparable to the same periods in 2019. Higher employee-related costs, including share-based compensation, were partially offset by the favorable impacts from our cost management strategies, primarily in response to the COVID-19 pandemic as well as our ForwardBound margin enhancement initiative. Our cost management strategies implemented in response to the uncertainty caused by the pandemic included certain temporary compensation adjustments, hiring restrictions, staffing reductions, voluntary and involuntary employee furloughs, reductions in third-party costs, and other initiatives. Some of these cost savings measures ended in the third quarter, including certain compensation adjustments.

Restructuring and Other Costs

Restructuring and other costs were $6.5 million and $13.5 million for the three months ended September 30, 2020 and 2019, respectively, and $23.4 million and $39.8 million for the nine months ended September 30, 2020 and 2019, respectively. In connection with the 2017 merger (the “Merger”) with Double Eagle Parent, Inc., the parent company of inVentiv Health, Inc., we established a restructuring plan to eliminate redundant positions and reduce our facility footprint worldwide. Additionally, for the three and nine months ended September 30, 2020 and 2019, we incurred employee severance costs and facility closure costs for non Merger-related restructuring activities, as we continue the ongoing evaluations of our workforce and facilities infrastructure needs in an effort to optimize our resources. The costs incurred during the three months ended September 30, 2020 were primarily related to our cost management strategies in response to the COVID-19 pandemic as well as our ForwardBound initiative.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Merger-related restructuring and other costs:
Employee severance and benefit costs	$—	$2,288	$962	$14,537
Facility and lease termination costs	425	2,283	1,256	10,741
Non Merger-related restructuring and other costs:
Employee severance and benefit costs	5,903	5,797	20,209	11,070
Facility and lease termination costs	72	2,855	349	3,130
Other costs	123	233	638	273
Total restructuring and other costs	$6,523	$13,456	$23,414	$39,751

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

Transaction and Integration-Related Expenses

Transaction and integration-related expenses consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Professional fees	$5,656	$7,108	$18,217	$26,632
Debt modification and related expenses	4	1,582	75	5,555
Integration and personnel retention-related costs	1,143	1,394	3,399	3,150
Fair value adjustments to contingent obligations	152	370	(3,791)	(571)
Total transaction and integration-related expenses	$6,955	$10,454	$17,900	$34,766

As expected, our transaction and integration-related expenses have decreased in both 2020 periods as compared to the 2019 periods. We expect to continue to incur professional fees and integration-related costs associated with the Merger, primarily related to the continued consolidation of our legal entities and information technology systems.

The decrease in fair value adjustments to contingent obligations during the nine months ended September 30, 2020 as compared to 2019 is primarily due to a decrease in the estimate of the contingent earn-out liability associated with our acquisition of Kinapse Topco Limited in 2018.

Depreciation and Amortization Expense

Total depreciation and amortization expense was $55.4 million and $60.1 million for the three months ended September 30, 2020 and 2019, respectively, and $167.6 million and $182.1 million for the nine months ended September 30, 2020 and 2019, respectively. The decreases in total depreciation and amortization expense were primarily due to decreases in amortization expense from intangible assets resulting from business combinations completed in prior periods and decreases in depreciation expense related to fully depreciated assets.

Total Other Expense (Income), Net

Total other expense (income), net consisted of the following (dollars in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Interest expense, net	$20,442	$30,181	$(9,739)	(32.3)%
Loss on extinguishment of debt	346	—	346	n/m
Other expense (income), net	10,596	(30,713)	41,309	n/m
Total other expense (income), net	$31,384	$(532)	$31,916	n/m

	Nine Months Ended September 30,
	2020	2019	Change
Interest expense, net	$68,126	$95,439	$(27,313)	(28.6)%
Loss on extinguishment of debt	346	4,355	(4,009)	(92.1)%
Other income, net	(2,573)	(29,365)	26,792	(91.2)%
Total other expense, net	$65,899	$70,429	$(4,530)	(6.4)%

Total other expense (income), net was $31.4 million and $(0.5) million for the three months ended September 30, 2020 and 2019, respectively, and $65.9 million and $70.4 million for the nine months ended September 30, 2020 and 2019, respectively. The decreases in interest expense were primarily due to reductions in our higher interest rate debt as well as lower variable base interest rates. Other expense (income), net primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency.

Income Tax Expense

For the three and nine months ended September 30, 2020, we recorded income tax expense of $4.0 million and $15.9 million, respectively, compared to pre-tax income of $67.4 million and $116.8 million, respectively. Income tax expense for the three and nine months ended September 30, 2020 included a discrete tax benefit of $18.8 million and $24.3 million, respectively, primarily related to the recognition of United States federal unrecognized tax benefits, excess tax benefits from share-based compensation, and the tax benefit from foreign tax credits claimed on amended returns filed during the year. The effective tax rate for the three and nine months ended September 30, 2020, excluding discrete items, varied from the United States federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the Global Intangible Low-Taxed Income provisions (“GILTI”), state and local taxes on United States income, and research and general business credits.

For the three and nine months ended September 30, 2019, we recorded income tax expense of $11.1 million and $43.8 million, respectively, compared to pre-tax income of $70.0 million and $84.0 million, respectively. Income tax expense for the three and nine months ended September 30, 2019 included a discrete tax benefit of $0.1 million and discrete tax expense of $10.3 million, respectively, primarily related to a reduction in deferred tax assets associated with the closing of a Canadian business unit in the nine month period and prior year adjustments. The effective tax rate for the three and nine months ended September 30, 2019, excluding discrete items, varied from the United States federal statutory income tax rate of 21.0% primarily due to base erosion and anti-abuse minimum tax (“BEAT”), foreign income inclusions such as GILTI, and a valuation allowance change on domestic deferred tax assets.

We currently maintain a valuation allowance against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of September 30, 2020. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted on March 27, 2020 in the United States to address the economic impacts of the COVID-19 pandemic. The CARES Act includes corporate income tax, payroll tax, and other relief provisions. We do not expect there to be a significant impact to our income tax provision as a result of the CARES Act and other global measures for the year ending December 31, 2020. We qualify for certain employer payroll tax credits, which will be treated as government subsidies to offset related operating expenses, as well as the deferral of certain payroll and other tax payments into the future. We have deferred, and plan to continue deferring, the timing of certain income tax payments and other taxes as permitted by the CARES Act and other stimulus measures enacted globally.

Numerous final and proposed tax regulations were issued during the three months ended September 30, 2020, including additional guidance related to changes included in the Tax Cuts and Jobs Act. The regulations included updated guidance related to items such as interest expense limitations pursuant to Section 163(j), GILTI high-tax exclusion, and Foreign Tax Credits. These regulations included certain elective provisions and may be retrospectively applied to our 2018 and 2019 tax years. We are continuing to evaluate these elective provisions.

Liquidity and Capital Resources

Key measures of our liquidity were as follows (in thousands):

	September 30, 2020	December 31, 2019
Balance sheet statistics:
Cash and cash equivalents	$248,629	$163,227
Restricted cash	267	462
Working capital (excluding restricted cash)	84,193	45,241

As of September 30, 2020, we had $248.9 million of cash, cash equivalents, and restricted cash. As of September 30, 2020, the majority of our cash, cash equivalents, and restricted cash was held within the United States. In addition, we had $581.4 million (net of $18.6 million in outstanding letters of credit (“LOCs”)) available for borrowing under our revolving credit facility (the “Revolver”), of which $131.4 million was available for LOCs.

On October 26, 2020, we entered into a stock purchase agreement (the “Purchase Agreement”) with Synteract, Inc.’s parent company for the purchase of 100% of the outstanding shares of Synteract for an aggregate purchase price of $400 million in cash (the “Synteract Acquisition”), subject to certain customary working capital and other adjustments. Synteract is a contract research organization focused on the emerging biopharmaceutical industry. The Synteract Acquisition is expected to close in the fourth quarter of 2020, subject to the satisfaction or waiver of the closing conditions. The purchase price of the Synteract Acquisition is expected to be funded using cash on hand and borrowings under our Revolver.

We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of service offerings, possible acquisitions, integration and restructuring costs, geographic expansion, stock repurchases, working capital, and other general corporate expenses. Cash from operations also could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic on the global economy and major financial markets, as well as other risks detailed in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. We have implemented cash conservation initiatives, including delaying certain capital expenditures, reducing operating costs, deferring certain payroll taxes and other tax payments as permitted by various government stimulus packages in multiple jurisdictions, and entering into interest rate swaps to fix certain variable rate debt at lower interest rates. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, and funds available under the Revolver will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations, and other currently anticipated liquidity requirements for at least the next 12 months.

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

Indebtedness

As of September 30, 2020, we had approximately $2.58 billion of total principal indebtedness (including $45.0 million in finance lease obligations), consisting of $2.23 billion in term loan debt, and $300.0 million in borrowings against our accounts receivable financing agreement.

Credit Agreement

We are party to a credit agreement (as amended, the “Credit Agreement”) that includes a $1.55 billion Term Loan A facility that matures on March 26, 2024 (“Term Loan A”), a $1.60 billion Term Loan B facility that matures on August 1, 2024 (“Term Loan B”), and a $600.0 million Revolver that matures on March 26, 2024.

During the three months ended September 30, 2020, we made $40.0 million and $35.0 million of voluntary prepayments against Term Loan A and Term Loan B, respectively, and repaid the outstanding $150.0 million balance on the Revolver. The Term Loan A prepayments were applied to the mandatory principal payments due October 2020 and January 2021 and to a partial principal payment for April 2021. Additionally, during the three and nine months ended September 30, 2020, we made $19.4 million and $38.8 million of mandatory principal payments towards Term Loan A, respectively. As a result of previous voluntary prepayments, we are not required to make a mandatory payment against the Term Loan B principal balance until maturity in August 2024.

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

Debt Covenants

Our Credit Agreement contains usual and customary restrictive covenants. Our Credit Agreement requires us to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Agreement) of no more than 4.5 to 1.0 as of the last day of each fiscal quarter from and after March 31, 2020. We were in compliance with all applicable debt covenants as of September 30, 2020.

Revolver and Letters of Credit

The Revolver includes LOCs with a sublimit of $150.0 million. As of September 30, 2020, there were $18.6 million of LOCs outstanding, leaving $581.4 million of available borrowings under the Revolver, including $131.4 million available for LOCs.

Accounts Receivable Financing Agreement

On September 25, 2020, we amended our accounts receivable financing agreement to increase the amount we can borrow from $275.0 million to $300.0 million and extend the maturity date to October 2022, and drew down the additional $25.0 million. As of September 30, 2020, we had $300.0 million of outstanding borrowings under this agreement with no remaining borrowing capacity available.

Interest Rates

We have entered into various interest rate swaps to mitigate our exposure to changes in interest rates on our term loans. As of September 30, 2020, the percentage of our total principal debt (excluding leases) that is subject to fixed interest rates was approximately 59%. Each quarter-point increase or decrease in the applicable floating interest rate at September 30, 2020 would change our annual interest expense by approximately $2.6 million.

Stock Repurchase Program

On February 26, 2018, our Board of Directors (our “Board”) authorized the repurchase of up to an aggregate of $250.0 million of our common stock to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or privately negotiated transactions through December 31, 2019 (the “stock repurchase program”). On December 5, 2019, our Board approved an expansion and extension of the stock repurchase program. The Board increased the share repurchase authorization of our common stock to $300.0 million and extended the term of the program to December 31, 2020. Share repurchases are funded primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements.

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

The following table sets forth repurchase activity under the stock repurchase program from inception through September 30, 2020:

	Total number of shares purchased	Average price paid per share	Approximate value of shares purchased (in thousands)
March 2018	948,100	$39.55	$37,493
April 2018	1,024,400	36.60	37,492
January 2019	552,100	39.16	21,623
February 2019	120,600	41.40	4,993
June 2019	509,100	45.29	23,055
August 2019	141,100	49.93	7,045
March 2020	600,000	53.38	32,029
September 2020	506,244	59.26	30,000
Total	4,401,644		$193,730

As of September 30, 2020, we had remaining authorization to repurchase up to approximately $106.3 million of shares of our common stock under the stock repurchase program.

Cash, Cash Equivalents and Restricted Cash

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$311,167	$157,933	$153,234
Net cash used in investing activities	(45,352)	(59,872)	14,520
Net cash used in financing activities	(188,176)	(123,885)	(64,291)

Cash Flows from Operating Activities

Cash flows provided by operating activities increased by $153.2 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The increase is primarily due to both positive changes in operating assets and liabilities relative to the prior year and higher cash-related net income. Fluctuations in accounts receivable, unbilled services (including contract assets), and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers, and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services (including contract assets), and deferred revenue can vary significantly from period to period. The impacts of the COVID-19 pandemic could result in lower cash flows from operating activities during 2020 as a result of the impacts on our revenue and costs.

Cash Flows from Investing Activities

For the nine months ended September 30, 2020, we used $45.4 million in cash for investing activities, which consisted of $38.5 million for purchases of property and equipment and $6.9 million for investments in unconsolidated affiliates. We continue to closely monitor our capital expenditures, especially in light of the COVID-19 pandemic, while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.

For the nine months ended September 30, 2019, we used $59.9 million in cash for investing activities, which consisted of $50.6 million for purchases of property and equipment and $9.2 million for investments in unconsolidated affiliates.

Cash Flows from Financing Activities

For the nine months ended September 30, 2020, our financing activities used $188.2 million in cash, which consisted primarily of repurchases of our common stock, contingent consideration payments, and repayments of long-term debt.

For the nine months ended September 30, 2019, we used $123.9 million in cash for financing activities, which consisted primarily of repayments of our term loan debt and payments for repurchases of our common stock. These payments were partially offset by proceeds from issuance of term loan debt, additional borrowings under our accounts receivable financing agreement, and proceeds from exercise of stock options.

Contractual Obligations and Commitments

There have been no material changes during the nine months ended September 30, 2020, outside of the ordinary course of business, to our contractual obligations as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired, including the amount assigned to identifiable intangible assets, in business combinations. In accordance with ASC Topic 350, Intangibles - Goodwill and Other, goodwill is not subject to amortization but must be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level. This test requires us to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount.

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

We completed our annual impairment test for potential impairment as of October 1, 2019 for all five of our reporting units, determining that there were no impairments. Our goodwill is principally related to the Merger completed on August 1, 2017. As of September 30, 2020, we evaluated whether a triggering event had occurred because of the broad impacts of the COVID-19 pandemic. The COVID-19 pandemic negatively impacted our results of operations during the three and nine months ended September 30, 2020. We expect the pandemic to continue to negatively impact our full year 2020 results of operations. However, at this time, we do not believe there has been a significant change in the long-term fundamentals of our business. Therefore, we have concluded a triggering event did not occur, and, as a result, no interim impairment testing was required during the three months ended September 30, 2020. We will continue to evaluate the impacts of the COVID-19 pandemic on our business. Depending on the extent to which future developments negatively impact our results of operations and financial outlook, an interim impairment test may be required in the future.

Intangible assets consist of backlog, customer relationships, and trademarks. We amortize intangible assets related to customer relationships and trademarks on a straight-line basis over the estimated useful life of the asset. Intangible assets related to backlog are amortized based on our expectations of the timing of when revenue associated with the backlog is expected to be recognized.

We review intangible assets at the end of each reporting period to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of the assets might not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives to their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination is made. As of September 30, 2020, we evaluated whether a triggering event had occurred because of the broad impacts of the COVID-19 pandemic. The COVID-19 pandemic negatively impacted our results of operations during the three and nine months ended September 30, 2020. We expect the pandemic to continue to negatively impact our full year 2020 results of operations. However, at this time, we do not believe there has been a significant change in the long-term fundamentals of our business. Therefore, we have concluded a triggering event did not occur, and, as a result, no interim impairment testing was required during the three months ended September 30, 2020. We will continue to evaluate the impacts of the COVID-19 pandemic on our business. Depending on the extent to which future developments negatively impact our results of operations and financial outlook, an interim impairment test may be required in the future.

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

Please refer to “Note 15 – Commitments and Contingencies” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional material developments to legal proceedings included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 1A. Risk Factors.

Other than the following risk factors, there have been no significant changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Refer to “Risk Factors” in Part 1, Item 1A of that report for a detailed discussion of risk factors affecting us.

Our acquisition strategy may present additional risks, including the risk that we may be unable to fully realize the competitive and operating synergies projected to be achieved through any specific acquisition.

We have historically grown our business both organically and through acquisitions, most notably our 2017 merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc., and our pending acquisition (the “Synteract Acquisition”) of SHCR Holdings Corporation (“Synteract”). We have and will continue to assess the need and opportunity to offer additional services through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

•	ability to identify suitable acquisition opportunities or obtain any necessary financing on commercially acceptable terms;
•

increased risk to our financial position and liquidity through changes to our capital structure and assumption of acquired liabilities, including any indebtedness incurred to finance the acquisitions and related interest expense;

•	diversion of management’s attention from normal daily operations of the business;
•	insufficient revenues to offset increased expenses associated with acquisitions;
•	assumption of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare, tax, and other regulations;
•	inability to achieve identified operating and financial synergies and other benefits anticipated to result from an acquisition;
•	difficulties integrating and documenting processes and controls in conformance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002;
•	ability to integrate acquired operations, products, and technologies into our business;

•	difficulties retaining and integrating acquired personnel and distinct cultures into our business; and
•	the potential loss of key employees, customers, or projects.

For example, fully realizing the anticipated benefits of the Merger and the Synteract Acquisition will depend on, among other things, our ability to integrate the businesses, achieve operating synergies and obtain the other expected benefits from the transactions. We have incurred and will continue to incur substantial expenses in connection with consummation of the Merger and the Synteract Acquisition and combining the businesses, operations, networks, systems, technologies, policies, and procedures of these companies, including integrating and documenting processes and controls in conformance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which were not applicable to inVentiv prior to the Merger or Synteract prior to the Synteract Acquisition. If we are unsuccessful in managing our integrated operations, or if we do not fully realize the expected operating efficiencies, cost savings, and other benefits currently anticipated from the Merger or the Synteract Acquisition, our operations and financial condition could be adversely affected and we might not be able to take advantage of business development opportunities.

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

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus that causes the disease known as COVID-19 as a global pandemic. Governments around the world have taken unprecedented actions to mitigate the spread of COVID-19, including stay-at-home orders, social distancing requirements, quarantine requirements, and limitations on travel, including the closing of national borders. Governments have also encouraged businesses to allow their employees to work remotely and minimize travel. As a result of these restrictions and recommendations, most of our employees are working remotely where possible and we have limited employee travel.

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

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, as well as the reduction of our customers’ operating budgets;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to social distancing requirements, stay-at-home orders imposed or recommended by federal or state governments, employers, and others or interruption of clinical trial subject visits and study procedures;

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

We currently expect that these disruptions will continue to negatively impact our results of operations for the year ending December 31, 2020. The COVID-19 pandemic continues to evolve rapidly. The extent to which the pandemic will impact our business, liquidity and financial results will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and severity of the pandemic; the effectiveness of any vaccines created; the frequency and severity of future waves of infections; travel restrictions and social distancing requirements in the countries where we conduct business; the effectiveness of actions taken to contain and treat the disease; and how quickly and to what extent more normalized economic and operating conditions can resume. If we or our customers experience prolonged shutdowns or other business disruptions beyond current expectations, our ability to conduct our business could be materially and adversely impacted, and our business, liquidity, and financial results may be adversely affected.

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

Purchases of Equity Securities by the Issuer

During the three months ended September 30, 2020, we repurchased 506,244 shares of our Class A common stock in a private transaction under our previously announced stock repurchase program described below, for a total purchase price of approximately $30.0 million. As of September 30, 2020, we have remaining authorization to repurchase up to approximately $106.3 million of shares of our Class A common stock under the stock repurchase program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
July 1, 2020 - July 31, 2020	—	$—	—	$—
August 1, 2020 - August 31, 2020	—	$—	—	$—
September 1, 2020 - September 30, 2020	506,244	$59.26	506,244	$106,270
	506,244		506,244

(1) On February 26, 2018, our Board authorized the repurchase of up to an aggregate of $250.0 million of our Class A common stock, par value $0.01 per share, from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or privately negotiated transactions through December 31, 2019 (the “stock repurchase program”). The stock repurchase program commenced on March 1, 2018. On December 5, 2019, our Board increased the dollar amount authorized under the stock repurchase program to an aggregate of $300.0 million and extended the term of the program to December 31, 2020. Share repurchases are funded primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements. The stock repurchase program does not obligate us to repurchase any particular amount of our Class A common stock, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases is determined by our management based on a variety of factors such as the market price of our Class A common stock, our corporate cash requirements, and overall market conditions. The stock repurchase program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules. We may also repurchase shares of our Class A common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of our Class A common stock to be repurchased when we might otherwise be precluded from doing so by law.

We immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

Item 5. Other Information.

On October 26, 2020, Syneos Health Clinical, Inc. (“Buyer”), our wholly-owned subsidiary, entered into a stock purchase agreement (the “Purchase Agreement”) with Synteract, Inc.’s parent company, SHCR Holdings, LLC (“Seller”), for the purchase of 100% of the outstanding shares of SHCR Holdings Corporation (“Synteract”) for an aggregate purchase price of $400 million in cash (the “Synteract Acquisition”), subject to certain customary working capital and other adjustments. The Synteract Acquisition is expected to close in the fourth quarter of 2020, subject to the satisfaction or waiver of customary closing conditions.

Consummation of the Synteract Acquisition is subject to various conditions, including, among others, the expiration of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended and certain foreign regulatory approvals. The Purchase Agreement contains termination rights for each of Buyer and Seller, including, among others, if the closing of the transaction does not occur on or before February 23, 2021, subject to extension until May 24, 2021 in certain circumstances.

The purchase price of the Synteract Acquisition is expected to be funded using cash on hand and borrowings under our revolving credit facility.

The foregoing summary of the Purchase Agreement is qualified in its entirety by the full text of the Purchase Agreement, which is attached hereto as Exhibit 2.1 and is incorporated by reference herein.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1	Stock Purchase Agreement, dated as of October 26, 2020, by and between SHCR Holdings, LLC and Syneos Health Clinical, Inc.	—	—	—	Filed herewith
10.1	Fourth Amendment to the Purchase and Sale Agreement, dated as of September 25, 2020, among each of the entities listed on the signature pages as a New Originator, each of the entities listed on the signature pages as an Existing Originator, and Syneos Health, LLC, as servicer, and Syneos Health Receivables LLC.	—	—	—	Filed herewith
10.2	Ninth Amendment to the Receivables Financing Agreement, dated as of September 25, 2020, by and among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC, as initial servicer, and PNC Bank, National Association, as administrative agent and as lender.	—	—	—	Filed herewith
10.3	Second Amendment to the Purchase and Sale Agreement, dated as of July 25, 2019, among inVentiv Commercial Services, LLC, each of the entities listed on the signature pages as an Existing Originator, and Syneos Health, LLC, as servicer, and Syneos Health Receivables LLC.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNEOS HEALTH, INC.

Date: October 28, 2020	BY:	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial Officer)