Form 10-Q
period 2021-03-31
Syneos Health, Inc.
filed 2021-04-29
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 26, 2021, there were approximately 104,292,460 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per share data)
Revenue	$1,208,745	$1,163,355

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	945,250	924,014
Selling, general, and administrative expenses	137,314	125,547
Restructuring and other costs	7,228	8,720
Depreciation	18,447	17,225
Amortization	39,491	38,882
Total operating expenses	1,147,730	1,114,388
Income from operations	61,015	48,967

Total other expense, net:
Interest income	(71)	(336)
Interest expense	23,328	26,458
Loss on extinguishment of debt	603	—
Other income, net	(9,856)	(18,930)
Total other expense, net	14,004	7,192
Income before provision for income taxes	47,011	41,775
Income tax expense	8,287	8,201
Net income	$38,724	$33,574

Earnings per share:
Basic	$0.37	$0.32
Diluted	$0.37	$0.32
Weighted average common shares outstanding:
Basic	104,274	104,265
Diluted	105,457	105,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net income	$38,724	$33,574
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $2,013 and $(6,639), respectively	5,937	(10,730)
Foreign currency translation adjustments, net of income tax benefit of $708 and $0, respectively	(4,310)	(48,788)
Comprehensive income (loss)	$40,351	$(25,944)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2021	December 31, 2020
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$264,689	$272,173
Accounts receivable and unbilled services, net	1,299,168	1,344,781
Prepaid expenses and other current assets	110,521	121,058
Total current assets	1,674,378	1,738,012
Property and equipment, net	202,618	216,200
Operating lease right-of-use assets	215,048	223,285
Goodwill	4,780,179	4,776,178
Intangible assets, net	896,386	933,525
Deferred income tax assets	34,964	35,059
Other long-term assets	151,076	141,047
Total assets	$7,954,649	$8,063,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113,881	$113,684
Accrued expenses	587,757	611,042
Deferred revenue	773,025	793,068
Current portion of operating lease obligations	40,759	42,082
Current portion of finance lease obligations	16,863	17,455
Total current liabilities	1,532,285	1,577,331
Long-term debt	2,862,574	2,902,054
Operating lease long-term obligations	213,662	221,760
Finance lease long-term obligations	27,768	31,522
Deferred income tax liabilities	17,043	20,216
Other long-term liabilities	64,440	68,311
Total liabilities	4,717,772	4,821,194

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 104,226 and 103,935 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	1,042	1,039
Additional paid-in capital	3,440,840	3,461,747
Accumulated other comprehensive loss, net of taxes	(39,174)	(40,801)
Accumulated deficit	(165,831)	(179,873)
Total shareholders’ equity	3,236,877	3,242,112
Total liabilities and shareholders’ equity	$7,954,649	$8,063,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$38,724	$33,574
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57,938	56,107
Share-based compensation	17,353	15,998
(Recovery from) provision for doubtful accounts	(187)	271
(Benefit from) provision for deferred income taxes	(4,653)	8,159
Foreign currency transaction gains	(9,522)	(15,019)
Fair value adjustment of contingent obligations	(597)	(4,095)
Loss on extinguishment of debt	603	—
Other non-cash items	953	1,104
Changes in operating assets and liabilities, net of effect of business combinations:
Accounts receivable, unbilled services, and deferred revenue	30,997	(53,078)
Accounts payable and accrued expenses	518	(66,426)
Other assets and liabilities	(5,039)	(15,202)
Net cash provided by (used in) operating activities	127,088	(38,607)
Cash flows from investing activities:
Payments related to acquisition of business, net of cash acquired	(9,982)	—
Purchases of property and equipment	(11,173)	(11,870)
Proceeds from (investments in) unconsolidated affiliates	1,374	(6,750)
Net cash used in investing activities	(19,781)	(18,620)
Cash flows from financing activities:
Payments of debt financing costs	(49)	—
Repayments of long-term debt	(105,856)	—
Proceeds from accounts receivable financing agreement	65,000	6,600
Repayments of accounts receivable financing agreement	—	(6,600)
Proceeds from revolving line of credit	—	300,000
Payments of contingent consideration related to business combinations	(6,196)	(26,592)
Payments of finance leases	(4,269)	(4,674)
Payments for repurchases of common stock	(44,505)	(32,029)
Proceeds from exercises of stock options	10,804	12,358
Payments related to tax withholdings for share-based compensation	(26,295)	(19,145)
Net cash (used in) provided by financing activities	(111,366)	229,918
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,425)	(420)
Net change in cash, cash equivalents, and restricted cash	(7,484)	172,271
Cash, cash equivalents, and restricted cash - beginning of period	272,173	163,689
Cash, cash equivalents, and restricted cash - end of period	$264,689	$335,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Shareholders’ equity, beginning balance	$3,242,112	$3,029,654
Impact from adoption of ASU 2016-13	—	(2,771)
Shareholders’ equity, adjusted beginning balance	3,242,112	3,026,883

Common stock:
Beginning balance	1,039	1,039
Repurchases of common stock	(6)	(6)
Issuances of common stock	9	9
Ending balance	1,042	1,042

Additional paid-in capital:
Beginning balance	3,461,747	3,441,471
Repurchases of common stock	(19,817)	(19,734)
Issuances of common stock	(18,443)	(6,995)
Share-based compensation	17,353	15,998
Ending balance	3,440,840	3,430,740

Accumulated other comprehensive loss:
Beginning balance	(40,801)	(71,593)
Unrealized gain (loss) on derivative instruments, net of taxes	5,937	(10,730)
Foreign currency translation adjustment, net of taxes	(4,310)	(48,788)
Ending balance	(39,174)	(131,111)

Accumulated deficit:
Beginning balance	(179,873)	(341,263)
Impact from adoption of ASU 2016-13	—	(2,771)
Adjusted beginning balance	(179,873)	(344,034)
Repurchases of common stock	(24,682)	(12,289)
Net income	38,724	33,574
Ending balance	(165,831)	(322,749)

Shareholders’ equity, ending balance	$3,236,877	$2,977,922

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

The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 18, 2021. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other future period. The unaudited condensed consolidated balance sheet at December 31, 2020 is derived from the amounts in the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus that causes the disease known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, social distancing practices as well as restrictions that prohibit many employees from going to work in person. As a result, the Company experienced significant impacts to its business and results of operations from COVID-19 during 2020 and for the three months ended March 31, 2021. While certain governments have eased restrictions, the pandemic continues to be disruptive to the Company’s business. The pandemic and associated economic impacts are expected to continue to significantly impact the Company’s future financial condition, results of operations, and cash flows.

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

The Company’s net cash pool position consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Gross cash position	$193,053	$220,261
Less: cash borrowings	(178,715)	(204,647)
Net cash position	$14,338	$15,614

Accounts Receivable and Unbilled Services, net

Accounts receivable and unbilled services (including contract assets), net of allowance for doubtful accounts, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounts receivable billed	$705,783	$774,605
Accounts receivable unbilled	228,798	211,285
Contract assets	372,266	366,506
Less: Allowance for doubtful accounts	(7,679)	(7,615)
Accounts receivable and unbilled services, net	$1,299,168	$1,344,781

Accounts Receivable Factoring Arrangement

The Company has an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash. For the three months ended March 31, 2021 and 2020, the Company factored $30.1 million and $36.2 million, respectively, of trade accounts receivable on a non-recourse basis and received $30.0 million and $36.0 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Goodwill

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2021 were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (b)	Total
Balance as of December 31, 2020	$3,216,335	$1,559,843	$4,776,178
Business combinations (c)	2,479	—	2,479
Impact of foreign currency translation and other (d)	49,079	(47,557)	1,522
Balance as of March 31, 2021	$3,267,893	$1,512,286	$4,780,179

(a) Accumulated impairment losses of $8.1 million associated with the Clinical Solutions segment were recorded prior to 2016 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. No impairment of goodwill was recorded for the three months ended March 31, 2021.

(b) Accumulated impairment losses of $8.0 million associated with the Commercial Solutions segment were recorded prior to 2015 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the three months ended March 31, 2021.

(c) Amount represents measurement period adjustments to goodwill recognized in connection with the 2020 acquisitions of SHCR Holdings Corporation (“Synteract”) and Illingworth Research Group™ (“Illingworth Research”) within the Clinical Solutions segment.

(d) Includes $44.2 million reallocation of goodwill from the Commercial Solutions segment to the Clinical Solutions segment to reflect the transfer of the Kinapse Regulatory and Operations Consulting service lines to align with management reporting in 2021.

Accumulated Other Comprehensive Loss, Net of Taxes

Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$(40,801)	$(71,593)

Foreign currency translation:
Beginning balance	(22,040)	(56,757)
Other comprehensive loss before reclassifications	(4,310)	(48,788)
Ending balance	(26,350)	(105,545)

Derivative instruments:
Beginning balance	(18,761)	(14,836)
Other comprehensive income (loss) before reclassifications	772	(12,510)
Reclassification adjustments	5,165	1,780
Ending balance	(12,824)	(25,566)

Accumulated other comprehensive loss, net of taxes	$(39,174)	$(131,111)

Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Foreign currency translation adjustments:
Foreign currency translation adjustment, before taxes	$(5,018)	$(48,788)
Income tax benefit	(708)	—
Foreign currency translation adjustments, net of taxes	(4,310)	(48,788)
Unrealized loss on derivative instruments:
Unrealized gain (loss) during period, before taxes	1,034	(19,783)
Income tax expense (benefit)	262	(7,273)
Unrealized gain (loss) during period, net of taxes	772	(12,510)
Reclassification adjustment, before taxes	6,916	2,414
Income tax expense	1,751	634
Reclassification adjustment, net of taxes	5,165	1,780
Total unrealized gain (loss) on derivative instruments, net of taxes	5,937	(10,730)
Total other comprehensive income (loss), net of taxes	$1,627	$(59,518)

Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Net realized foreign currency loss (gain)	$1,192	$(5,096)
Net unrealized foreign currency gain	(9,522)	(15,019)
Other, net	(1,526)	1,185
Total other income, net	$(9,856)	$(18,930)

3. Business Combinations

Synteract Acquisition

On December 9, 2020, the Company completed the acquisition of Synteract, effected through the purchase of 100% of the outstanding shares of Synteract for approximately $385.5 million in cash (net of approximately $28.0 million of cash acquired), which includes payment of $1.0 million during the three months ended March 31, 2021. Synteract is a contract research organization focused on the emerging biopharmaceutical industry, strengthening the Company’s position in the small to mid-sized category. The Company recognized $357.1 million of goodwill and $56.4 million of intangible assets, including acquired backlog and trade name, as a result of the acquisition. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. Goodwill is attributable to the acquired workforce as well as future synergies and is not deductible for income tax purposes. The operating results from the acquisition of Synteract have been included in the Company’s Clinical Solutions segment from the date of acquisition.

Illingworth Research Group Acquisition

On December 17, 2020, the Company completed the acquisition of Illingworth Research, a leading provider of clinical research home health services, adding new scale and capabilities to the Company’s clinical trial solutions. The total purchase consideration was $80.9 million (net of cash acquired of $1.1 million), which includes payments of $9.0 million during the three months ended March 31, 2021. The Company recognized $64.0 million of goodwill and $21.5 million of intangible assets, principally customer relationships, as a result of the acquisition. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. Goodwill is attributable to the acquired workforce as well as future synergies and is not deductible for income tax purposes. The operating results from the acquisition of Illingworth Research have been included in the Company’s Clinical Solutions segment from the date of acquisition.

The Company’s assessment of fair value and the purchase price allocation related to these 2020 acquisitions is preliminary and further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the respective acquisition dates).

Pro forma information for these acquisitions is not presented as the operations of the acquired businesses, individually and in the aggregate, are not significant to the overall operations of the Company.

4. Long-Term Debt Obligations

The Company’s debt obligations consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Secured Debt
Term Loan A - tranche one due March 2024	$173,852	$183,715
Term Loan A - tranche two due August 2024	1,242,140	1,273,991
Term Loan B due August 2024	496,421	560,564
Accounts receivable financing agreement due October 2022	365,000	300,000
Total secured debt	2,277,413	2,318,270
Unsecured Debt
3.625% Senior Unsecured Notes due 2029 (the “Notes”)	600,000	600,000
Total debt obligations	2,877,413	2,918,270
Less: Term loan original issuance discount	(3,108)	(3,500)
Less: Unamortized deferred issuance costs	(11,731)	(12,716)
Total debt obligations, non-current portion	$2,862,574	$2,902,054

Credit Agreement

The Company is party to a credit agreement (as amended, the “Credit Agreement”) that includes a $1.55 billion Term Loan A facility (“Term Loan A”) that has two tranches, tranche one that matures on March 26, 2024 and tranche two that matures on August 1, 2024, a $1.60 billion Term Loan B facility that matures on August 1, 2024 (“Term Loan B”), and a $600.0 million revolving credit facility that matures on August 1, 2024 (the “Revolver”).

In February 2021, as a result of the Company’s First Lien Leverage Ratio (as defined in the Credit Agreement) being less than or equal to 2.5x, the Adjusted Eurocurrency Rate Spread (as defined in the Credit Agreement) on Term Loan A and the Revolver decreased from 1.50% to 1.25%.

During the three months ended March 31, 2021, the Company made $41.8 million and $64.1 million of voluntary prepayments against Term Loan A and Term Loan B, respectively, which were applied to future principal payments. As a result of these and previous voluntary prepayments, the Company is not required to make a mandatory payment against the principal balance of Term Loan A until October 2022 and Term Loan B until maturity in August 2024.

Revolver and Letters of Credit

The Revolver includes letters of credit (“LOCs”) with a sublimit of $150.0 million. As of March 31, 2021, there were no outstanding Revolver borrowings and $16.1 million of LOCs outstanding, leaving $583.9 million of available borrowings under the Revolver, including $133.9 million available for LOCs.

The lease for the Company’s corporate headquarters in Morrisville, North Carolina includes a provision that may require the Company to issue a LOC in certain amounts to the landlord based on the debt rating of the Company issued by Moody’s Investors Service (or other nationally-recognized debt rating agency, such as S&P Global Ratings). As of March 31, 2021 (and through the date of this filing), the Company’s debt rating was such that no LOC is currently required. Any LOC issued in accordance with the aforementioned requirements could be issued under the Company’s Revolver, and, if issued under the Revolver, would reduce its available borrowing capacity by the same amount accordingly.

Accounts Receivable Financing Agreement

The Company has an accounts receivable financing agreement (as amended) with a termination date of October 3, 2022, unless terminated earlier pursuant to its terms. On January 28, 2021, the Company amended this agreement to increase the amount it can borrow from $300.0 million to $365.0 million, and drew down the additional $65.0 million to partially fund the Term Loan A and Term Loan B voluntary prepayments. Accordingly, there was no incremental impact on the Company’s total debt.

Under the accounts receivable financing agreement, certain of the Company’s consolidated subsidiaries sell accounts receivable and unbilled services (including contract assets) balances to a wholly-owned, bankruptcy-remote special purpose entity. The Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under this agreement. The available borrowing capacity varies monthly according to the levels of the Company’s eligible accounts receivable and unbilled services (including contract assets). Loans under this agreement will accrue interest at a reserve-adjusted LIBOR rate or a base rate equal to the higher of the applicable lender’s prime rate and the federal funds rate plus 0.50%.

As of March 31, 2021, the Company had $365.0 million of outstanding borrowings under the accounts receivable financing agreement, which are recorded in long-term debt on the accompanying unaudited condensed consolidated balance sheet. There was no remaining borrowing capacity available under this agreement as of March 31, 2021.

Maturities of Debt Obligations

As of March 31, 2021, the contractual maturities of the Company’s debt obligations (excluding finance leases) were as follows (in thousands):

Principal
Remainder of 2021	$—
2022	385,856
2023	107,313
2024	1,784,244
2025	—
2026 and thereafter	600,000
Less: Deferred issuance costs	(11,731)
Less: Term loan original issuance discount	(3,108)
Total	$2,862,574

5. Derivatives

Interest Rate Swaps

The Company has entered into various interest rate swaps to mitigate its exposure to changes in interest rates on its term loans.

In June 2018, the Company entered into an interest rate swap with multiple counterparties that had an initial aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and will expire on June 30, 2021. As of March 31, 2021, the notional value of this interest rate swap was $894.0 million.

In March 2020, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $549.2 million that will increase to $1.42 billion on June 30, 2021, an effective date of March 31, 2020, and will expire on March 31, 2023. As of March 31, 2021, the notional value of these interest rate swaps was $572.7 million.

Foreign Exchange Forward

On October 30, 2020, the Company entered into a foreign exchange forward in order to minimize monthly foreign currency remeasurement gains or losses on non-functional currency monetary balances. The foreign exchange forward notional value may be adjusted each month as the exposure balance changes. The Company did not designate the derivative as a hedge. All changes in the fair value of the foreign exchange forward are recorded in earnings every month to other (income) expense, net in the accompanying consolidated statements of income. The Company recognized $1.1 million of realized gains during the three months ended March 31, 2021 related to this foreign exchange forward. As of March 31, 2021, the notional value of this foreign exchange forward was $50.0 million.

Fair Values

The fair values of the Company’s derivative financial instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	March 31, 2021	December 31, 2020
Interest rate swaps - current	Accrued expenses	$11,507	$17,045
Interest rate swaps - non-current	Other long-term liabilities	3,161	5,572
Fair value of derivative liabilities		$14,668	$22,617

6. Fair Value Measurements

Assets and Liabilities Carried at Fair Value

As of March 31, 2021 and December 31, 2020, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, contingent obligations, liabilities under the accounts receivable financing agreement, and derivative instruments.

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

Financial Instruments Subject to Recurring Fair Value Measurements

As of March 31, 2021, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$23,663	$—	$—	$—	$23,663
Partnership interest (b)	—	—	—	8,391	8,391
Total assets	$23,663	$—	$—	$8,391	$32,054

Liabilities:
Derivative instruments (c)	$—	$14,668	$—	$—	$14,668
Total liabilities	$—	$14,668	$—	$—	$14,668

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

(a) Represents the fair value of investments in mutual funds based on quoted market prices that are used to fund the liability associated with the Company’s deferred compensation plan.

(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of March 31, 2021, the Company’s remaining unfunded commitment in the private equity funds was $13.9 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds’ operating and finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with ASC Topic 946, Financial Services – Investment Companies.

(c) Represents the fair value of interest rate swap arrangements (see “Note 5 – Derivatives” for further information).

(d) Represents the fair value of contingent consideration obligations related to business combinations. The fair values of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.

The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the three months ended March 31, 2021 (in thousands):

Balance as of December 31, 2020	$6,793
Additions	—
Changes in fair value recognized in earnings	(597)
Payments (a)	(6,196)
Balance as of March 31, 2021	$—

(a) The Company made payments during the three months ended March 31, 2021 to fully settle the contingent tax-sharing obligation arising from inVentiv Health, Inc.’s 2016 merger with Double Eagle Parent, Inc. (see “Note 16 – Commitments and Contingencies” for further information).

As of March 31, 2021, there were no contingent obligations outstanding. During the three months ended March 31, 2021, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements

Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of March 31, 2021 and December 31, 2020, assets carried on the condensed consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.68 billion and $5.71 billion, respectively.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The estimated fair values of the term loans and the Senior Notes are determined based on the price that the Company would have had to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s term loans and the Notes were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A - tranche one due March 2024	$173,508	$173,962	$183,320	$183,026
Term Loan A - tranche two due August 2024	1,239,681	1,243,693	1,271,255	1,269,213
Term Loan B	496,117	497,041	560,194	560,144
3.625% Senior Unsecured Notes due 2029	600,000	586,500	600,000	602,412

(a) The carrying value of the term loan debt is shown net of original issue discounts.

7. Restructuring and Other Costs

During the three months ended March 31, 2021, the Company incurred employee severance and benefit costs, facility and lease termination costs, and other costs related to the Company’s restructuring activities. These costs were primarily related to the Company’s ForwardBound margin enhancement initiative.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Employee severance and benefit costs	$6,293	$7,621
Facility and lease termination costs	888	733
Other costs	47	366
Total restructuring and other costs	$7,228	$8,720

The Company expects to continue to incur costs related to restructuring of its operations in order to achieve cost savings and the targeted synergies related to its business combinations. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of its combined operations. The Company may also continue to incur additional restructuring and other costs during 2021 related to its ForwardBound margin enhancement initiative.

Accrued Restructuring Liabilities

The following table summarizes activity related to the liabilities associated with restructuring and other costs (in thousands):

	Employee Severance Costs	Other Costs	Total
Balance as of December 31, 2020	$5,830	$—	$5,830
Expenses incurred (a)	6,293	47	6,340
Payments	(8,716)	(47)	(8,763)
Balance as of March 31, 2021	$3,407	$—	$3,407

(a) The amount of expenses incurred for the three months ended March 31, 2021 excludes $0.9 million of facility lease closure and lease termination costs that are reflected as a reduction of operating lease right-of-use assets on the unaudited condensed consolidated balance sheet under ASC 842.

The Company expects the employee severance costs accrued as of March 31, 2021 will be paid within the next twelve months. Liabilities associated with restructuring and other costs are included in accrued expenses and other long-term liabilities on the accompanying condensed consolidated balance sheets.

8. Shareholders’ Equity

Shares Outstanding

Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Common stock shares, beginning balance	103,935	103,866
Repurchases of common stock	(600)	(600)
Issuances of common stock	891	895
Common stock shares, ending balance	104,226	104,161

Stock Repurchase Program

On November 17, 2020, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate of $300.0 million of the Company’s Class A common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions through December 31, 2022 (the “Stock Repurchase Program”). The Stock Repurchase Program took effect on January 1, 2021.

The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of the Company’s common stock and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate cash requirements, and overall market conditions. The Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which permits shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law.

During the three months ended March 31, 2021, the Company repurchased 600,000 shares of its common stock in a private transaction under the Stock Repurchase Program, for a total purchase price of approximately $44.5 million.

The following table sets forth repurchase activity under the Stock Repurchase Program from inception through March 31, 2021:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2021	600,000	$74.18	$44,505
Total	600,000		$44,505

The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

As of March 31, 2021, the Company had remaining authorization to repurchase up to approximately $255.5 million of shares of its common stock under the Stock Repurchase Program.

9. Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income	$38,724	$33,574
Denominator:
Basic weighted average common shares outstanding	104,274	104,265
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	1,183	1,377
Diluted weighted average common shares outstanding	105,457	105,642
Earnings per share:
Basic	$0.37	$0.32
Diluted	$0.37	$0.32

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

The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were 166,166 and 910,918 for the three months ended March 31, 2021 and 2020, respectively.

10. Income Taxes

Income Tax Expense

For the three months ended March 31, 2021, the Company recorded income tax expense of $8.3 million, compared to pre-tax income of $47.0 million. Income tax expense for the three months ended March 31, 2021 included a discrete tax benefit of $3.6 million, primarily related to excess tax benefits from share-based compensation. The effective tax rate for the three months ended March 31, 2021, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, foreign tax credits, and state and local taxes on U.S. income.

For the three months ended March 31, 2020, the Company recorded income tax expense of $8.2 million, compared to pre-tax income of $41.8 million. Income tax expense for the three months ended March 31, 2020 included $7.1 million of discrete tax benefits primarily related to excess tax benefits from share-based compensation and the benefit from foreign tax credits related to prior years that were quantified or claimed on amended returns during the period. The effective tax rate for the three months ended March 31, 2020, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the GILTI provisions, state and local taxes on U.S. income, and research and general business credits.

Unrecognized Tax Benefits

The Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $9.5 million and $9.0 million as of March 31, 2021 and December 31, 2020, respectively. The increase of $0.5 million was primarily due to unrecognized tax benefits in foreign jurisdictions. The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $0.6 million within the next 12 months as a result of lapses in statutes of limitations.

Tax Returns under Audit

The Company is not currently under any U.S. Federal income tax audits, however, income tax returns are under examination by tax authorities in several state and foreign jurisdictions. The Company’s federal and state tax filings are open to investigations in numerous years due to net operating loss carryforwards. Additionally, the Company currently has an ongoing examination for tax years 2017 and 2018 in the United Kingdom. The United Kingdom is the jurisdiction with the Company’s largest foreign operations. The Company believes that its reserve for uncertain tax positions is adequate to cover existing risks or exposures related to all open tax years.

11. Revenue from Contracts with Customers

Unsatisfied Performance Obligations

As of March 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASC Topic 606,

Revenue from Contracts with Customers and all the related amendments was $6.93 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and, as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control.

Timing of Billing and Performance

During the three months ended March 31, 2021, the Company recognized approximately $349.8 million of revenue that was included in the deferred revenue balance at the beginning of the period. During the three months ended March 31, 2021, approximately $26.3 million of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods, substantially all of which was associated with changes in scope or price for full service clinical studies. The gross and net amounts of revenue recognized solely from changes in estimates were not material.

12. Segment Information

The Company is managed through two reportable segments: Clinical Solutions and Commercial Solutions. Each reportable segment consists of multiple service offerings that, when combined, create a fully integrated biopharmaceutical services organization. Clinical Solutions offers a variety of services spanning Phases I to IV of clinical development, including full service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Commercial Solutions provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services, including deployment solutions, communication solutions (public relations, advertising, and medical communications), and consulting services.

The Company’s Chief Operating Decision Maker (“CODM”) reviews segment performance and allocates resources based upon segment revenue and income from operations. Inter-segment revenue is eliminated from the segment reporting presented to the CODM and is not included in the segment revenue presented in the table below. Certain costs are not allocated to the Company’s reportable segments and are reported as general corporate expenses. These costs primarily consist of share-based compensation, general operating expenses associated with the Board and the Company’s senior leadership, finance, investor relations, and internal audit functions, and transaction and integration-related expenses. The Company does not allocate depreciation, amortization, asset impairment charges, or restructuring and other costs to its segments. Prior period segment results have been recast to reflect the transfer of the Kinapse Regulatory and Operations Consulting service lines from Commercial Solutions to Clinical Solutions to align with management reporting in 2021. Additionally, the CODM reviews the Company’s assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources.

Information about reportable segment operating results was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue:
Clinical Solutions	$937,954	$882,501
Commercial Solutions	270,791	280,854
Total revenue	1,208,745	1,163,355
Segment direct costs:
Clinical Solutions	716,113	682,174
Commercial Solutions	220,042	233,658
Total segment direct costs	936,155	915,832
Segment selling, general, and administrative expenses:
Clinical Solutions	87,532	76,344
Commercial Solutions	20,971	22,610
Total segment selling, general, and administrative expenses	108,503	98,954
Segment operating income:
Clinical Solutions	134,309	123,983
Commercial Solutions	29,778	24,586
Total segment operating income	164,087	148,569
Direct costs and operating expenses not allocated to segments:
Share-based compensation included in direct costs	9,095	8,182
Share-based compensation included in selling, general, and administrative expenses	8,258	7,816
Corporate selling, general, and administrative expenses	20,553	18,777
Restructuring and other costs	7,228	8,720
Depreciation and amortization	57,938	56,107
Total income from operations	$61,015	$48,967

13. Operations by Geographic Location

The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Three Months Ended March 31,
	2021	2020
Revenue:
North America (a)	$739,001	$753,045
Europe, Middle East, and Africa	316,176	268,022
Asia-Pacific	126,457	117,053
Latin America	27,111	25,235
Total revenue	$1,208,745	$1,163,355

(a) Revenue for the North America region includes revenue attributable to the United States of $693.9 million and $713.4 million, or 57.4% and 61.3% of total revenue, for the three months ended March 31, 2021 and 2020, respectively. No other country represented more than 10% of total revenue for any period.

The following table summarizes long-lived assets by geographic area (in thousands, all intercompany transactions have been eliminated):

	March 31, 2021	December 31, 2020
Property and equipment, net:
North America (a)	$151,611	$161,531
Europe, Middle East, and Africa	36,508	38,745
Asia-Pacific	9,392	11,167
Latin America	5,107	4,757
Total property and equipment, net	$202,618	$216,200

(a) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $145.8 million and $156.0 million as of March 31, 2021 and December 31, 2020, respectively.

14.  Concentration of Credit Risk

Financial assets that subject the Company to credit risk primarily consist of cash and cash equivalents, accounts receivable, and unbilled services (including contract assets). The Company’s cash and cash equivalents consist principally of cash and are maintained at several financial institutions with reputable credit ratings. The Company maintains cash depository accounts with several financial institutions worldwide and is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents are concentrated. The Company has not historically incurred any losses with respect to these balances and believes that they bear minimal credit risk.

As of March 31, 2021 and December 31, 2020, the majority of the Company’s cash and cash equivalents were held within the United States.

No single customer accounted for greater than 10% of the Company’s revenue for the three months ended March 31, 2021 and 2020.

As of March 31, 2021 and December 31, 2020, no single customer accounted for greater than 10% of the Company’s accounts receivable and unbilled services (including contract assets) balances.

15. Related-Party Transactions

For the three months ended March 31, 2021, the Company had revenue of $0.3 million and, as of March 31, 2021, receivables of $0.3 million from one customer whose board of directors included a member who was also a member of the Company’s Board.

There were no material related party transactions for the three months ended March 31, 2020.

16. Commitments and Contingencies

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

On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against the Company and certain of its officers on behalf of a putative class of its shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.) in the Southern District of New York, names as defendants the Company, Michael Bell, Alistair Macdonald, Michael Gilbertini, and Gregory S. Rush (the “Bermudez action”), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.) in the Eastern District of North Carolina, filed on January 25, 2018 (the “Vaitkuvienë action”), names as defendants the Company, Alistair Macdonald, and Gregory S. Rush (the “Initial Defendants”). Both complaints allege similar claims under Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company’s common stock between May 10, 2017 and November 8, 2017 (for the Vaitkuvienë action) and November 9, 2017 (for the Bermudez action). The complaints allege that the Company published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the 2017 merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc., and with respect to the combined company following the Merger. On January 30, 2018, two alleged shareholders separately filed motions seeking to be appointed lead plaintiff and approving the selection of lead counsel. On March 30, 2018, Plaintiff in the Bermudez action filed a notice of voluntary dismissal of the Bermudez action, without prejudice, and as to all defendants. On May 29, 2018, the Court in the Vaitkuvienë action appointed the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund as Lead Plaintiffs and, on June 7, 2018, the Court entered a schedule providing for, among other things, Lead Plaintiffs to file an amended complaint by July 23, 2018 (later extended to July 30, 2018). Lead Plaintiffs filed their amended complaint on July 30, 2018, which also includes a claim against the Initial Defendants, as well as each member of the board of directors at the time of the INC Research - inVentiv Health merger vote in July 2017 (the “Defendants”), contending that the inVentiv merger proxy was misleading under Section 14(a) of the Act. Lead Plaintiffs seek, among other things, orders (i) declaring that the lawsuit is a proper class action and (ii) awarding compensatory damages in an amount to be proven at trial, including interest thereon, and reasonable costs and expenses incurred in this action, including attorneys’ fees and expert fees, to Lead Plaintiffs and other class members. Defendants filed a Motion to Dismiss Plaintiffs’ Amended Complaint on September 20, 2018. Lead Plaintiffs filed a Response in Opposition to such motion on November 21, 2018, and Defendants filed a Reply to such response on December 5, 2018. The District Court referred the Motion to Dismiss to a magistrate judge for a report and recommendation. On September 26, 2019, the magistrate judge stayed the action and, on August 7, 2020, the magistrate judge lifted the stay. Also on August 7, 2020, the magistrate judge issued a report (the “Magistrate Report”) recommending to the District Court that Defendants’ Motion to Dismiss be denied. On September 4, 2020, Defendants filed written objections to the Magistrate Report, requesting that the District Court grant the Motion to Dismiss. Lead Plaintiffs filed a Response in Opposition to such objections on October 2, 2020. The Company and the other defendants deny the allegations in these complaints and intend to defend vigorously against these claims.

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

Assumed Contingent Tax-Sharing Obligations

As a result of the Merger, the Company assumed contingent tax-sharing obligations arising from inVentiv Health, Inc.’s 2016 merger with Double Eagle Parent, Inc. During the three months ended March 31, 2021, the Company made payments of $6.2 million to fully settle this outstanding obligation. As of December 31, 2020, the estimated fair value of the assumed contingent tax-sharing obligations was $6.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following: risks associated with the COVID-19 pandemic; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope, or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; fluctuations in our operating results and effective income tax rate; the impact of potentially underpricing our contracts, overrunning our cost estimates, or failing to receive approval for or experiencing delays with documentation of change orders; cyber-security and other risks associated with our information systems infrastructure; changes and costs of compliance with regulations related to data privacy; concentration of our customers or therapeutic areas; the risks associated with doing business internationally; risks related to the impact of the U.K.’s withdrawal from the European Union; challenges by tax authorities of our intercompany transfer pricing policies; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our ability to effectively upgrade our information systems; our failure to perform our services in accordance with contractual requirements, regulatory standards, and ethical considerations; risks related to the management of clinical trials; risks related to investments in our customers’ businesses or drugs and our related commercial rights strategies; the need to hire, develop, and retain key personnel; the impact of unfavorable economic conditions, including the uncertain international economic environment, changes in exchange rates; effective income tax rate fluctuations; our ability to protect our intellectual property; risks related to our acquisition strategy, including our ability to realize synergies; our relationships with customers who are in competition with each other; any failure to realize the full value of our goodwill and intangible assets; risks related to restructuring; our compliance with anti-corruption and anti-bribery laws; our dependence on third parties; potential employment liability; our ability to utilize net operating loss carryforwards and other tax attributes; downgrades of our credit ratings; competition in the biopharmaceutical services industry; outsourcing trends and changes in aggregate spending and research and development budgets; the impact of, including changes in, government regulations and healthcare reform; our ability to keep pace with rapid technological change; the cost of and our ability to service our substantial indebtedness; and other risks related to ownership of our common stock. For a further discussion of the risks relating to our business, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Overview of Our Business and Services

We are a leading global biopharmaceutical solutions organization providing a full suite of clinical and commercial services to customers in the biopharmaceutical, biotechnology, and healthcare industries. We offer both stand-alone and integrated biopharmaceutical product development solutions ranging from Early Phase (Phase I) clinical trials to the full commercialization of biopharmaceutical products, with the goal of increasing the likelihood of regulatory approval and commercial success.

Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions. Our Clinical Solutions segment offers a variety of services spanning Phases I to IV of clinical development, including full service global studies and real world evidence programs, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study startup to assist customers with their drug development process. Our Commercial Solutions segment provides commercialization services, including deployment solutions, communication solutions (public relations, advertising, and medical communications), and consulting services. We integrate our clinical and commercial capabilities into customized solutions by sharing knowledge, data, and insights through our Biopharmaceutical Acceleration Model. This collaboration across the development and commercialization continuum facilitates unique insights into patient populations, therapeutic environments, product timelines, and the competitive landscape. For further discussion, refer to “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Prior period segment results have been recast to reflect the transfer of the Kinapse Regulatory and Operations Consulting service lines from Commercial Solutions to Clinical Solutions to align with management reporting in 2021.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus that causes the disease known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, social distancing practices as well as restrictions that prohibit many employees from going to work in person. As a result, we experienced significant impacts to our business and results of operations from COVID-19 during 2020 and for the three months ended March 31, 2021. While certain governments have eased restrictions, the pandemic continues to be disruptive to our business. The pandemic and associated economic impacts are expected to continue to significantly impact our future financial condition, results of operations and cash flows.

For a further discussion of this and other risks relating to our business, refer to “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Our backlog as of March 31 was as follows (in millions):

	2021	2020	Change
Clinical Solutions	$10,509.9	$8,578.9	$1,931.0	22.5%
Commercial Solutions - Deployment Solutions	708.1	658.1	50.0	7.6%
Total backlog	$11,218.0	$9,237.0	$1,981.0	21.4%

We expect approximately $3.48 billion of our backlog as of March 31, 2021 will be recognized as revenue during the remainder of 2021. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.

Net New Business Awards

New business awards, net of cancellations, for the TTM periods ended March 31 were as follows (in millions):

	2021	2020
Clinical Solutions	$4,720.1	$4,482.2
Commercial Solutions	1,160.0	1,242.5
Total net new business awards	$5,880.1	$5,724.7

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

We believe that our backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will continue to be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. Net new business awards and backlog have been and we expect will continue to be affected by the broad effects of the COVID-19 pandemic on the global economy and major financial markets, as well as various other risks and uncertainties detailed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect that the rate at which our backlog and net new business awards convert into revenue is likely to decrease, and the duration of projects and the period over which related revenue is recognized to lengthen. For more information about risks related to our backlog see Part I, Item 1A “Risk Factors - Risks Related to Our Business - Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Results of Operations

The following table sets forth amounts from our unaudited condensed consolidated statements of income along with dollar and percentage changes (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020	Change
Revenue	$1,208,745	$1,163,355	$45,390	3.9%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	945,250	924,014	21,236	2.3%
Selling, general, and administrative expenses	137,314	125,547	11,767	9.4%
Restructuring and other costs	7,228	8,720	(1,492)	(17.1)%
Depreciation and amortization	57,938	56,107	1,831	3.3%
Total operating expenses	1,147,730	1,114,388	33,342	3.0%
Income from operations	61,015	48,967	12,048	24.6%
Total other expense, net	14,004	7,192	6,812	94.7%
Income before provision for income taxes	47,011	41,775	5,236	12.5%
Income tax expense	8,287	8,201	86	1.0%
Net income	$38,724	$33,574	$5,150	15.3%

Revenue

For the three months ended March 31, 2021, our revenue increased by $45.4 million, or 3.9%, to $1,208.7 million from $1,163.4 million for the three months ended March 31, 2020. The increase was primarily driven by growth in our Clinical Solutions segment, which was partially offset by a decrease in our Commercial Solutions segment, as discussed below.

No single customer accounted for greater than 10% of our total consolidated revenue for the three months ended March 31, 2021 and 2020. Revenue from our top five customers accounted for approximately 23% and 21% of revenue for the three months ended March 31, 2021 and 2020, respectively.

Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	% of total	2020	% of total	Change
Clinical Solutions	$937,954	77.6%	$882,501	75.9%	$55,453	6.3%
Commercial Solutions	270,791	22.4%	280,854	24.1%	(10,063)	(3.6)%
Total revenue	$1,208,745		$1,163,355		$45,390	3.9%

Clinical Solutions

For the three months ended March 31, 2021, revenue attributable to our Clinical Solutions segment increased compared to the same period in the prior year primarily due to the acquisitions of SHCR Holdings Corporation (“Synteract”) and Illingworth Research Group™ (“Illingworth Research”) that were completed in the fourth quarter of 2020, and increased project start-ups. The revenue increase was partially offset by decreases from the divestiture of our contingent staffing business in the second quarter of 2020 and a decline in reimbursable out-of-pocket expenses due to the impacts of the COVID-19 pandemic. For the three months ended March 31, 2021, revenue was positively impacted by $9.6 million from foreign currency exchange rates fluctuations compared to the same period in the prior year.

Although we are aggressively managing our response to the COVID-19 pandemic, we expect that the COVID-19 pandemic will continue to negatively impact our Clinical Solutions revenue throughout 2021, depending on the continuation of the pandemic. At this time, we believe that the ongoing impacts to revenue in our Clinical Solutions segment will be similar in nature to those experienced in 2020 with the most significant being the trend of more remote monitoring visits and delayed patient enrollment, resulting in lower reimbursable out-of-pocket expenses and related revenue as the recovery continues. We expect a moderate increase in the use of remote monitoring from pre-COVID-19 levels, although below levels necessitated in 2020.

Commercial Solutions

For the three months ended March 31, 2021, revenue attributable to our Commercial Solutions segment decreased compared to the same period in the prior year primarily due to a decline in reimbursable out-of-pocket expenses due to the impacts of the COVID-19 pandemic and the divestiture of our medication adherence business in the fourth quarter of 2020. The decrease was partially offset by an increase in revenue from our consulting service offerings.

Although we are aggressively managing our response to the COVID-19 pandemic, we expect that the COVID-19 pandemic will continue to negatively impact our Commercial Solutions revenue throughout 2021, depending on the continuation of the pandemic. At this time, we believe that the ongoing impacts to revenue in our Commercial Solutions segment will be temporary and relate to delayed decision-making related to new business awards, delays or cancellations of existing projects, declines in field team visits to healthcare providers, investigator meetings, and travel disruptions, similar to those experienced in 2020, resulting in lower reimbursable out-of-pocket expenses and related revenue as the recovery continues.

Direct Costs

Direct costs consist principally of compensation expense and benefits associated with our employees and other employee-related costs, and reimbursable out-of-pocket expenses directly related to delivering on our projects. While we have some ability to manage the majority of these costs relative to the amount of contracted services we have during any given period, direct costs as a percentage of revenue can vary from period to period. Such fluctuations are due to a variety of factors, including, among others: (i) the level of staff utilization on our projects; (ii) adjustments to the timing of work on specific customer contracts; (iii) the experience mix of personnel assigned to projects; (iv) the service mix and pricing of our contracts; and (v) the timing of the incurrence of reimbursable out-of-pocket expenses. As a result of the COVID-19 pandemic, we have experienced reduced travel and other reimbursable out-of-pocket expenses related to lower physical monitoring visits for Clinical Solutions, as well as fewer field team visits to healthcare providers and investigator meetings for Commercial Solutions.

Direct costs consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Direct costs (exclusive of depreciation and amortization)	$945,250	$924,014	$21,236	2.3%
% of revenue	78.2%	79.4%
Gross margin %	21.8%	20.6%

For the three months ended March 31, 2021, our direct costs increased by $21.2 million, or 2.3%, compared to the three months ended March 31, 2020, primarily driven by impacts from the acquisitions that were completed in the fourth quarter of 2020, partially offset by decreases from divestitures and lower reimbursable out-of-pocket expenses.

Clinical Solutions

Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Direct costs	$716,113	$682,174	$33,939	5.0%
% of segment revenue	76.3%	77.3%
Segment gross margin %	23.7%	22.7%

For the three months ended March 31, 2021, our Clinical Solutions segment direct costs increased by $33.9 million, or 5.0%, compared to the three months ended March 31, 2020. This increase was primarily due to the acquisitions that were completed in the fourth quarter of 2020, higher compensation-related expenses due to higher billable headcount, and the negative impact of foreign exchange rate fluctuations. This increase was partially offset by the divestiture of our contingent staffing business in the second quarter of 2020, a decline in reimbursable out-of-pocket expense due to the impacts of the COVID-19 pandemic, and positive impacts from our ForwardBound margin enhancement initiative.

Gross margins for our Clinical Solutions segment were 23.7% and 22.7% for the three months ended March 31, 2021 and 2020, respectively. Gross margin was higher during the current year period as compared to the same period in the prior year primarily due to positive impacts from our ForwardBound margin enhancement initiative and favorable revenue mix, partially offset by the negative impact of foreign exchange rate fluctuations.

Commercial Solutions

Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Direct costs	$220,042	$233,658	$(13,616)	(5.8)%
% of segment revenue	81.3%	83.2%
Segment gross margin %	18.7%	16.8%

For the three months ended March 31, 2021, our Commercial Solutions segment direct costs decreased by $13.6 million, or 5.8%, compared to the three months ended March 31, 2020. This decrease was primarily related to a decline in reimbursable out-of-pocket expenses due to the impacts of the COVID-19 pandemic and the divestiture of our medication adherence business in the fourth quarter of 2020.

Gross margins for our Commercial Solutions segment were 18.7% and 16.8% for the three months ended March 31, 2021 and 2020, respectively. Gross margin was higher during the current year period as compared to the same period in the prior year primarily due to favorable revenue mix and lower reimbursable out-of-pocket expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Selling, general, and administrative expenses	$137,314	$125,547	$11,767	9.4%
% of total revenue	11.4%	10.8%

Selling, general, and administrative expenses for the three months ended March 31, 2021 increased compared to the same period in 2020 primarily due to the acquisitions that were completed in the fourth quarter of 2020 and the negative impact of foreign exchange rate fluctuations, partially offset by positive impacts from our ForwardBound margin enhancement initiative. Transaction and integration-related expenses are no longer reported separately and are included in selling, general, and administrative expenses.

Restructuring and Other Costs

Restructuring and other costs were $7.2 million and $8.7 million for the three months ended March 31, 2021 and 2020, respectively. The costs incurred during the three months ended March 31, 2021 were primarily related to our ForwardBound margin enhancement initiative as we continue the ongoing evaluations of our workforce and facilities infrastructure needs in an effort to optimize our resources.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Employee severance and benefit costs	$6,293	$7,621
Facility and lease termination costs	888	733
Other costs	47	366
Total restructuring and other costs	$7,228	$8,720

We expect to continue to incur costs related to the restructuring of our operations in order to achieve cost savings and the targeted synergies related to our business combinations. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of our combined operations. We may also continue to incur additional restructuring and other costs during 2021 related to our ForwardBound margin enhancement initiative.

Depreciation and Amortization Expense

Total depreciation and amortization expense was $57.9 million and $56.1 million for the three months ended March 31, 2021 and 2020, respectively. The increase in total depreciation and amortization expense in the current year compared to the prior year was primarily due to depreciation and amortization from the acquisitions that were completed in the fourth quarter of 2020, partially offset by a decrease due to fully amortized intangible assets from prior acquisitions.

Total Other Expense, Net

Total other expense, net consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Interest income	$(71)	$(336)	$265	(78.9)%
Interest expense	23,328	26,458	(3,130)	(11.8)%
Loss on extinguishment of debt	603	—	603	100.0%
Other income, net	(9,856)	(18,930)	9,074	(47.9)%
Total other expense, net	$14,004	$7,192	$6,812	94.7%

Total other expense, net was $14.0 million and $7.2 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in interest expense was primarily due to reductions in our higher interest rate debt as a result of debt prepayments and refinancing transactions as well as lower interest rates on our variable interest rate debt. Other income, net primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency.

Income Tax Expense

For the three months ended March 31, 2021, we recorded income tax expense of $8.3 million, compared to pre-tax income of $47.0 million. Income tax expense for the three months ended March 31, 2021 included a discrete tax benefit of $3.6 million, primarily related to excess tax benefits from share-based compensation. The effective tax rate for the three months ended March 31, 2021, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, foreign tax credits, and state and local taxes on U.S. income.

For the three months ended March 31, 2020, we recorded income tax expense of $8.2 million, compared to pre-tax income of $41.8 million. The effective tax rate for the three months ended March 31, 2020 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the GILTI provisions, state and local taxes on U.S. income, and research and general business credits.

We currently maintain a valuation allowance against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of March 31, 2021. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources

Key measures of our liquidity were as follows (in thousands):

	March 31, 2021	December 31, 2020
Balance sheet statistics:
Cash and cash equivalents	$264,424	$271,901
Restricted cash	265	272
Working capital (excluding restricted cash)	141,828	160,409

As of March 31, 2021, we had $264.7 million of cash, cash equivalents, and restricted cash. As of March 31, 2021, the majority of our cash, cash equivalents, and restricted cash was held within the United States. In addition, we had $583.9 million (net of $16.1 million in outstanding letters of credit (“LOCs”)) available for borrowing under our revolving credit facility (the “Revolver”), of which $133.9 million was available for LOCs.

We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of service offerings, possible acquisitions, integration and restructuring costs, geographic expansion, stock repurchases, working capital, and other general corporate expenses. Cash flow from operations also could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic on the global economy and major financial markets, as well as other risks detailed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, and funds available under the Revolver will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations, and other currently anticipated liquidity requirements for at least the next 12 months.

Indebtedness

As of March 31, 2021, we had approximately $2.92 billion of total principal indebtedness (including $44.6 million in finance lease obligations), consisting of $1.91 billion in term loan debt, $600.0 million of 3.625% senior notes (the “Notes”), and $365.0 million in borrowings against our accounts receivable financing agreement. Approximately $810.8 million of our indebtedness (excluding finance leases) was subject to variable interest rates.

3.625% Senior Notes Due 2029

On November 24, 2020, we completed the issuance and sale of $600.0 million aggregate principal amount of the Notes. The Notes were issued pursuant to an indenture (the “Indenture”), which provides, among other things, that the Notes are senior unsecured obligations of us and are guaranteed, jointly and severally, on a senior unsecured basis, by certain of our subsidiaries.

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

In February 2021, as a result of our First Lien Leverage Ratio (as defined in the Credit Agreement) being less than or equal to 2.5x, the Adjusted Eurocurrency Rate Spread (as defined in the Credit Agreement) on Term Loan A and the Revolver decreased from 1.50% to 1.25%.

During the three months ended March 31, 2021, we made $41.8 million and $64.1 million of voluntary prepayments against Term Loan A and Term Loan B, respectively, which were applied to future principal payments. As a result of these and previous voluntary prepayments, we are not required to make a mandatory payment against the principal balance of Term Loan A until October 2022 and Term Loan B until maturity in August 2024.

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

As of March 31, 2021, we were in compliance with all applicable debt covenants.

Revolver and Letters of Credit

The Revolver includes LOCs with a sublimit of $150.0 million. As of March 31, 2021, there were no outstanding Revolver borrowings and $16.1 million of LOCs outstanding, leaving $583.9 million of available borrowings under the Revolver, including $133.9 million available for LOCs.

Accounts Receivable Financing Agreement

We have an accounts receivable financing agreement (as amended) with a termination date of October 3, 2022, unless terminated earlier pursuant to its terms. On January 28, 2021, we amended our accounts receivable financing agreement to increase the amount we can borrow from $300.0 million to $365.0 million, and drew down the additional $65.0 million to partially fund the Term Loan A and Term Loan B voluntary prepayments. Accordingly, there was no incremental impact on the outstanding principal of our debt. As of March 31, 2021, we had $365.0 million of outstanding borrowings under this agreement with no remaining borrowing capacity available.

Interest Rates

We have entered into various interest rate swaps to mitigate our exposure to changes in interest rates on our term loans. As of March 31, 2021, the percentage of our total principal debt (excluding finance leases) that is subject to fixed interest rates was approximately 72%. Each quarter-point increase or decrease in the applicable floating interest rate at March 31, 2021 would change our annual interest expense by approximately $2.0 million.

Stock Repurchase Program

On November 17, 2020, our Board authorized the repurchase of up to an aggregate of $300.0 million of our Class A common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions through December 31, 2022 (the “Stock Repurchase Program”). The Stock Repurchase Program took effect on January 1, 2021. Share repurchases are funded primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements.

The Stock Repurchase Program does not obligate us to repurchase any particular amount of our common stock and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our common stock, our corporate cash requirements, and overall market conditions. The Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules. We may also repurchase shares of our Class A common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of our Class A common stock to be repurchased when we might otherwise be precluded from doing so by law.

The following table sets forth repurchase activity under the Stock Repurchase Program from inception through March 31, 2021:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2021	600,000	$74.18	$44,505
Total	600,000		$44,505

As of March 31, 2021, we had remaining authorization to repurchase up to approximately $255.5 million of shares of our common stock under the Stock Repurchase Program.

Cash, Cash Equivalents and Restricted Cash

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by (used in) operating activities	$127,088	$(38,607)	$165,695
Net cash used in investing activities	(19,781)	(18,620)	(1,161)
Net cash (used in) provided by financing activities	(111,366)	229,918	(341,284)

Cash Flows from Operating Activities

Cash flows provided by operating activities increased by $165.7 million during the three months ended March 31, 2021 compared to cash flows used in operating activities during the three months ended March 31, 2020. The increase is primarily due to higher cash-related net income and positive changes in operating assets and liabilities relative to the prior year period. Fluctuations in accounts receivable, unbilled services (including contract assets), and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers, and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services (including contract assets), and deferred revenue can vary significantly from period to period.

Cash Flows from Investing Activities

For the three months ended March 31, 2021, we used $19.8 million in cash for investing activities, which consisted of $10.0 million of payments related to the acquisitions that were completed in the fourth quarter of 2020 and $11.2 million for purchases of property and equipment, partially offset by $1.4 million of proceeds from unconsolidated affiliates. We continue to closely monitor our capital expenditures, especially in light of the COVID-19 pandemic, while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.

For the three months ended March 31, 2020, we used $18.6 million in cash for investing activities, which consisted of $11.9 million for purchases of property and equipment and $6.7 million for investments in unconsolidated affiliates.

Cash Flows from Financing Activities

For the three months ended March 31, 2021, we used $111.4 million in cash for financing activities, which consisted primarily of repayment of long-term debt, repurchases of our common stock, and payments related to tax withholdings for share-based compensation. These payments were partially offset by proceeds from our accounts receivable financing arrangement.

For the three months ended March 31, 2020, our financing activities provided $229.9 million in cash, which consisted primarily of a $300.0 million draw down of our Revolver, partially offset by repurchases of our common stock and contingent consideration payments.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, valuation of goodwill and identifiable intangibles, and tax-related contingencies and valuation allowances. These estimates are based on the information available to management at the time these estimates, judgments, and assumptions are made. Actual results may differ materially from these estimates. There have been no significant changes to our critical accounting policies and estimates. For additional information on all of our critical accounting policies and estimates, refer to Part II - Item 7 - Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Please refer to “Note 16 – Commitments and Contingencies” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional material developments to legal proceedings included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020. Refer to “Risk Factors” in Part 1, Item 1A of that report for a detailed discussion of risk factors affecting us.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

During the three months ended March 31, 2021, we repurchased 600,000 shares of our Class A common stock, $0.01 par value per share in a private transaction under our previously announced stock repurchase program described below, for a total purchase price of approximately $44.5 million, or $74.18 per share. As of March 31, 2021, we have remaining authorization to repurchase up to approximately $255.5 million of shares of our Class A common stock under the Stock Repurchase Program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1, 2021 - January 31, 2021	—	$—	—	$300,000
February 1, 2021 - February 28, 2021	—	$—	—	$300,000
March 1, 2021 - March 31, 2021	600,000	$74.18	600,000	$255,495
	600,000		600,000

(1) On November 17, 2020, the Board authorized the repurchase of up to an aggregate of $300.0 million of our Class A common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions through December 31, 2022 (the “Stock Repurchase Program”). The Stock Repurchase Program took effect on January 1, 2021. Share repurchases are funded primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements. The Stock Repurchase Program does not obligate us to repurchase any particular amount of our Class A common stock, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our Class A common stock, our corporate cash requirements, and overall market conditions. The Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules. We may also repurchase shares of our Class A common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of our Class A common stock to be repurchased when we might otherwise be precluded from doing so by law.

We immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Fifth Amendment to the Purchase and Sale Agreement, dated as of January 22, 2021, among each of the entities listed on the signature pages hereto as an Originator, Syneos Health, LLC, as services, and Syneos Health Receivables LLC.	10-K	001-36730	10.16.5	February 18, 2021
10.2	Tenth Amendment to the Receivables Financing Agreement, dated as of January 22, 2021, by and among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC, as initial services, Regions Bank, as a lender, and PNC Bank, National Association, as administrative agent and as a lender.	10-K	001-36730	10.17.11	February 18, 2021
10.3	Share Repurchase Agreement, dated February 26, 2021, by and among Syneos Health, Inc. and certain selling stockholders named therein.	8-K	001-36730	10.1	March 3, 2021
10.4	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants).	8-K	001-36730	10.1	January 21, 2021
10.5	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (Non-U.S. Participants).	8-K	001-36730	10.2	January 21, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNEOS HEALTH, INC.

Date: April 28, 2021	BY:	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial Officer)