Form 10-Q
period 2021-06-30
Syneos Health, Inc.
filed 2021-08-09
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 2, 2021, there were approximately 103,483,148 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Revenue	$1,282,611	$1,013,399	$2,491,356	$2,176,754

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	992,581	805,892	1,937,831	1,729,906
Selling, general, and administrative expenses	144,669	108,344	281,983	233,891
Restructuring and other costs	3,966	8,171	11,194	16,891
Depreciation	18,158	17,304	36,605	34,529
Amortization	39,553	38,717	79,044	77,599
Total operating expenses	1,198,927	978,428	2,346,657	2,092,816
Income from operations	83,684	34,971	144,699	83,938

Total other expense, net:
Interest income	—	(122)	(71)	(458)
Interest expense	22,619	21,684	45,947	48,142
Loss on extinguishment of debt	2,199	—	2,802	—
Other expense (income), net	7,827	5,761	(2,029)	(13,169)
Total other expense, net	32,645	27,323	46,649	34,515
Income before provision for income taxes	51,039	7,648	98,050	49,423
Income tax expense	9,134	3,737	17,421	11,938
Net income	$41,905	$3,911	$80,629	$37,485

Earnings per share:
Basic	$0.40	$0.04	$0.77	$0.36
Diluted	$0.40	$0.04	$0.77	$0.36
Weighted average common shares outstanding:
Basic	103,937	104,198	104,105	104,232
Diluted	105,019	105,219	105,238	105,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$41,905	$3,911	$80,629	$37,485
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $1,596, $52, $3,609, and $(6,587), respectively	4,708	(1,131)	10,645	(11,861)
Foreign currency translation adjustments, net of income tax expense (benefit) of $550, $0, $(158), and $0, respectively	8,825	2,870	4,515	(45,918)
Comprehensive income (loss)	$55,438	$5,650	$95,789	$(20,294)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2021	December 31, 2020
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$261,135	$272,173
Accounts receivable and unbilled services, net	1,369,921	1,344,781
Prepaid expenses and other current assets	117,240	121,058
Total current assets	1,748,296	1,738,012
Property and equipment, net	203,988	216,200
Operating lease right-of-use assets	222,034	223,285
Goodwill	4,789,784	4,776,178
Intangible assets, net	831,072	933,525
Deferred income tax assets	37,614	35,059
Other long-term assets	186,886	141,047
Total assets	$8,019,674	$8,063,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,772	$113,684
Accrued expenses	625,623	611,042
Deferred revenue	802,256	793,068
Current portion of operating lease obligations	43,636	42,082
Current portion of finance lease obligations	17,061	17,455
Total current liabilities	1,596,348	1,577,331
Long-term debt	2,863,620	2,902,054
Operating lease long-term obligations	217,341	221,760
Finance lease long-term obligations	25,881	31,522
Deferred income tax liabilities	13,739	20,216
Other long-term liabilities	64,131	68,311
Total liabilities	4,781,060	4,821,194

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 103,473 and 103,935 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	1,035	1,039
Additional paid-in capital	3,430,375	3,461,747
Accumulated other comprehensive loss, net of taxes	(25,641)	(40,801)
Accumulated deficit	(167,155)	(179,873)
Total shareholders’ equity	3,238,614	3,242,112
Total liabilities and shareholders’ equity	$8,019,674	$8,063,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$80,629	$37,485
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,649	112,128
Share-based compensation	33,792	32,173
(Recovery from) provision for doubtful accounts	(473)	379
(Benefit from) provision for deferred income taxes	(13,024)	8,750
Foreign currency transaction gains	(3,563)	(12,541)
Fair value adjustment of contingent obligations	(597)	(3,943)
Loss on extinguishment of debt	2,802	—
Other non-cash items	5,007	1,501
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, unbilled services, and deferred revenue	(8,269)	52,670
Accounts payable and accrued expenses	30,117	(64,757)
Other assets and liabilities	(26,275)	(8,680)
Net cash provided by operating activities	215,795	155,165
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(14,635)	—
Proceeds from notes receivable from divestiture	5,000	—
Purchases of property and equipment	(22,337)	(30,078)
Proceeds from (investments in) unconsolidated affiliates	692	(7,202)
Net cash used in investing activities	(31,280)	(37,280)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	494,505	—
Payments of debt financing costs	(544)	—
Repayments of long-term debt	(602,277)	(19,375)
Proceeds from accounts receivable financing agreement	65,000	6,600
Repayments of accounts receivable financing agreement	—	(6,600)
Proceeds from revolving line of credit	—	300,000
Repayments of revolving line of credit	—	(150,000)
Payments of contingent consideration related to acquisitions	(6,196)	(26,634)
Payments of finance leases	(8,380)	(8,904)
Payments for repurchases of common stock	(117,521)	(32,029)
Proceeds from exercises of stock options	14,482	12,784
Payments related to tax withholdings for share-based compensation	(29,892)	(19,604)
Net cash (used in) provided by financing activities	(190,823)	56,238
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(4,730)	5,218
Net change in cash, cash equivalents, and restricted cash	(11,038)	179,341
Cash, cash equivalents, and restricted cash - beginning of period	272,173	163,689
Cash, cash equivalents, and restricted cash - end of period	$261,135	$343,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Shareholders’ equity, beginning balance	$3,236,877	$2,977,922	$3,242,112	$3,029,654
Impact from adoption of ASU 2016-13	—	—	—	(2,771)
Shareholders’ equity, adjusted beginning balance	3,236,877	2,977,922	3,242,112	3,026,883

Common stock:
Beginning balance	1,042	1,042	1,039	1,039
Repurchases of common stock	(9)	—	(15)	(6)
Issuances of common stock	2	—	11	9
Ending balance	1,035	1,042	1,035	1,042

Additional paid-in capital:
Beginning balance	3,440,840	3,430,740	3,461,747	3,441,471
Repurchases of common stock	(29,778)	—	(49,595)	(19,734)
Issuances of common stock	2,874	(63)	(15,569)	(7,058)
Share-based compensation	16,439	16,175	33,792	32,173
Ending balance	3,430,375	3,446,852	3,430,375	3,446,852

Accumulated other comprehensive loss:
Beginning balance	(39,174)	(131,111)	(40,801)	(71,593)
Unrealized gain (loss) on derivative instruments, net of taxes	4,708	(1,131)	10,645	(11,861)
Foreign currency translation adjustment, net of taxes	8,825	2,870	4,515	(45,918)
Ending balance	(25,641)	(129,372)	(25,641)	(129,372)

Accumulated deficit:
Beginning balance	(165,831)	(322,749)	(179,873)	(341,263)
Impact from adoption of ASU 2016-13	—	—	—	(2,771)
Adjusted beginning balance	(165,831)	(322,749)	(179,873)	(344,034)
Repurchases of common stock	(43,229)	—	(67,911)	(12,289)
Net income	41,905	3,911	80,629	37,485
Ending balance	(167,155)	(318,838)	(167,155)	(318,838)

Shareholders’ equity, ending balance	$3,238,614	$2,999,684	$3,238,614	$2,999,684

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

The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 18, 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other future period. The unaudited condensed consolidated balance sheet at December 31, 2020 is derived from the amounts in the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus that causes the disease known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, social distancing practices as well as restrictions that prohibit many employees from going to work in person. As a result, the Company experienced significant impacts to its business and results of operations from COVID-19 during 2020 and to a lesser extent for the six months ended June 30, 2021. While certain governments have eased restrictions, the pandemic continues to be disruptive to the Company’s business. The pandemic and associated economic impacts are expected to continue to impact the Company’s future financial condition, results of operations, and cash flows.

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

The Company’s net cash pool position consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Gross cash position	$232,537	$220,261
Less: cash borrowings	(205,632)	(204,647)
Net cash position	$26,905	$15,614

Accounts Receivable and Unbilled Services, net

Accounts receivable and unbilled services (including contract assets), net of allowance for doubtful accounts, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounts receivable billed	$768,681	$774,605
Accounts receivable unbilled	234,402	211,285
Contract assets	374,157	366,506
Less: Allowance for doubtful accounts	(7,319)	(7,615)
Accounts receivable and unbilled services, net	$1,369,921	$1,344,781

Accounts Receivable Factoring Arrangement

The Company has an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash. For the six months ended June 30, 2021 and 2020, the Company factored $68.7 million and $77.6 million, respectively, of trade accounts receivable on a non-recourse basis and received $68.6 million and $77.3 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2021 were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (b)	Total
Balance as of December 31, 2020	$3,216,335	$1,559,843	$4,776,178
Acquisitions (c)	8,105	—	8,105
Impact of foreign currency translation and other (d)	52,425	(46,924)	5,501
Balance as of June 30, 2021	$3,276,865	$1,512,919	$4,789,784

(a) Accumulated impairment losses of $8.1 million associated with the Clinical Solutions segment were recorded prior to 2016 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. No impairment of goodwill was recorded for the six months ended June 30, 2021.

(b) Accumulated impairment losses of $8.0 million associated with the Commercial Solutions segment were recorded prior to 2015 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the six months ended June 30, 2021.

(c) Amount represents goodwill recognized in connection with an insignificant acquisition during the second quarter of 2021 and measurement period adjustments to goodwill recognized in connection with the 2020 acquisitions of SHCR Holdings Corporation (“Synteract”) and Illingworth Research Group™ (“Illingworth Research”) within the Clinical Solutions segment.

(d) Includes $44.2 million reallocation of goodwill from the Commercial Solutions segment to the Clinical Solutions segment to reflect the transfer of the Kinapse Regulatory and Operations Consulting service lines to align with management reporting in 2021.

Accumulated Other Comprehensive Loss, Net of Taxes

Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$(39,174)	$(131,111)	$(40,801)	$(71,593)

Foreign currency translation:
Beginning balance	(26,350)	(105,545)	(22,040)	(56,757)
Other comprehensive income (loss) before reclassifications	8,825	2,870	4,515	(45,918)
Ending balance	(17,525)	(102,675)	(17,525)	(102,675)

Derivative instruments:
Beginning balance	(12,824)	(25,566)	(18,761)	(14,836)
Other comprehensive (loss) income before reclassifications	(488)	(5,461)	284	(17,971)
Reclassification adjustments	5,196	4,330	10,361	6,110
Ending balance	(8,116)	(26,697)	(8,116)	(26,697)

Accumulated other comprehensive loss, net of taxes	$(25,641)	$(129,372)	$(25,641)	$(129,372)

Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency translation adjustments:
Foreign currency translation adjustment, before taxes	$9,375	$2,870	$4,357	$(45,918)
Income tax expense (benefit)	550	—	(158)	—
Foreign currency translation adjustments, net of taxes	8,825	2,870	4,515	(45,918)
Unrealized gain (loss) on derivative instruments:
Unrealized (loss) gain during period, before taxes	(654)	(6,876)	380	(26,659)
Income tax (benefit) expense	(166)	(1,415)	96	(8,688)
Unrealized (loss) gain during period, net of taxes	(488)	(5,461)	284	(17,971)
Reclassification adjustment, before taxes	6,958	5,797	13,874	8,211
Income tax expense	1,762	1,467	3,513	2,101
Reclassification adjustment, net of taxes	5,196	4,330	10,361	6,110
Total unrealized gain (loss) on derivative instruments, net of taxes	4,708	(1,131)	10,645	(11,861)
Total other comprehensive income (loss), net of taxes	$13,533	$1,739	$15,160	$(57,779)

Other Expense (Income), Net

Other expense (income), net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net realized foreign currency loss (gain)	$570	$3,045	$1,762	$(2,051)
Net unrealized foreign currency loss (gain)	5,959	2,478	(3,563)	(12,541)
Other, net	1,298	238	(228)	1,423
Total other expense (income), net	$7,827	$5,761	$(2,029)	$(13,169)

3. Acquisitions, Divestitures, and Investments

Synteract Acquisition

On December 9, 2020, the Company completed the acquisition of Synteract, effected through the purchase of 100% of the outstanding shares of Synteract for approximately $385.5 million in cash (net of approximately $28.0 million of cash acquired), which included payment of $1.0 million during the first quarter of 2021. Synteract is a contract research organization focused on the emerging biopharmaceutical industry, strengthening the Company’s position in the small to mid-sized category. The Company recognized $358.0 million of goodwill and $56.4 million of intangible assets, including acquired backlog and trade name, as a result of the acquisition. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. Goodwill is attributable to the acquired workforce as well as future synergies and is not deductible for income tax purposes. The operating results from the acquisition of Synteract have been included in the Company’s Clinical Solutions segment from the date of acquisition.

Illingworth Research Group Acquisition

On December 17, 2020, the Company completed the acquisition of Illingworth Research, a leading provider of clinical research home health services, adding new scale and capabilities to the Company’s clinical trial solutions. The total purchase consideration was $80.9 million (net of cash acquired of $1.1 million), which included payments of $9.0 million during the first quarter of 2021. The Company recognized $64.0 million of goodwill and $21.5 million of intangible assets, principally customer relationships, as a result of the acquisition. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. Goodwill is attributable to the acquired workforce as well as future synergies and is not deductible for income tax purposes. The operating results from the acquisition of Illingworth Research have been included in the Company’s Clinical Solutions segment from the date of acquisition.

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

Divestitures

During the second quarter of 2020, the Company sold its contingent staffing business to a related party in exchange for potential future cash consideration not to exceed $4.0 million. Based on the financial results of the business through May 31, 2021, the Company recognized $1.8 million of contingent consideration in other expense (income), net in the accompanying condensed consolidated statements of income for the three months ended June 30, 2021. The cash had not been received as of June 30, 2021, and therefore was recorded as a receivable in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. Refer to “Note 15 – Related-Party Transactions” for further information.

During the fourth quarter of 2020, the Company sold its medication adherence business for consideration of $23.0 million, including cash consideration of $18.0 million, net of cash transferred, and convertible notes of $5.0 million. The Company received $5.0 million of cash proceeds from the notes receivable during the three months ended June 30, 2021. The Company is entitled to future cash consideration that is contingent on the financial performance of the sold business through 2021. The Company will recognize the contingent consideration in the consolidated statements of income in the period the contingency is resolved.

Investments

During the three months ended June 30, 2020, the Company made a non-cash investment of $27.3 million to acquire certain intellectual property rights from a customer in lieu of cash payment for services rendered. During the three months ended June 30, 2021, the Company exchanged the intellectual property for an equity method investment in an unconsolidated variable interest entity. The Company will also provide the entity $3.9 million in cash, in the form of a loan, during the third quarter of 2021. Based on the hypothetical liquidation book value of its investment as of June 30, 2021, the Company recorded a $2.8 million loss to other expense (income), net in the accompanying condensed statements of income for the three months ended June 30, 2021. As of June 30, 2021, the book value of the Company’s investment was $24.5 million and was included in other long-term assets in the accompanying condensed consolidated balance sheet, with a maximum exposure to loss of approximately $28.4 million, which includes anticipated funding of the loan.

4. Long-Term Debt Obligations

The Company’s debt obligations consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Secured Debt
Term Loan A - tranche one due March 2024	$173,852	$183,715
Term Loan A - tranche two due August 2024	1,737,141	1,273,991
Term Loan B due August 2024	—	560,564
Accounts receivable financing agreement due October 2022	365,000	300,000
Total secured debt	2,275,993	2,318,270
Unsecured Debt
Senior Unsecured Notes due January 2029 (the “Notes”)	600,000	600,000
Total debt obligations	2,875,993	2,918,270
Less: Term loan original issuance discount	(3,091)	(3,500)
Less: Unamortized deferred issuance costs	(9,282)	(12,716)
Total debt obligations, non-current portion	$2,863,620	$2,902,054

Credit Agreement

The Company is party to a credit agreement (as amended, the “Credit Agreement”) that included a $1.55 billion Term Loan A facility (“Term Loan A”) that has two tranches, tranche one that matures on March 26, 2024 and tranche two that matures on August 1, 2024, a $1.60 billion Term Loan B facility (“Term Loan B”) that was paid in full during the second quarter of 2021, and a $600.0 million revolving credit facility that matures on August 1, 2024 (the “Revolver”).

In February 2021, as a result of the Company’s First Lien Leverage Ratio (as defined in the Credit Agreement) being less than or equal to 2.5x, the Adjusted Eurocurrency Rate Spread (as defined in the Credit Agreement) on Term Loan A and the Revolver decreased from 1.50% to 1.25%.

On June 30, 2021 (the “Closing Date”), the Company entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified the Credit Agreement to increase Term Loan A in an aggregate principal amount of $495.0 million (“Incremental Term Loan A”). Incremental Term Loan A was funded on the Closing Date, and the proceeds were used, along with cash on hand, to repay the outstanding Term Loan B in full under the Credit Agreement and to pay fees and expenses in connection with the Fifth Amendment and the incurrence of Incremental Term Loan A. Incremental Term Loan A has the same terms as Term Loan A under the Credit Agreement, and is subject to the same covenants. The Company recorded an additional discount of $0.5 million against the Term Loan A borrowings in connection with the Fifth Amendment, which is being amortized as a component of interest expense using the effective interest method over the term of Term Loan A.

During the six months ended June 30, 2021, the Company made $41.8 million and $560.5 million of voluntary prepayments against Term Loan A and Term Loan B, respectively, which were applied to future principal payments. As a result of these and previous voluntary prepayments, the Company is not required to make a mandatory payment against the principal balance of Term Loan A until October 2022 and Term Loan B has been paid in full. In connection with these prepayments, the Company recorded a $2.2 million and $2.8 million loss on extinguishment of debt during the three and six months ended June 30, 2021, respectively.

Revolver and Letters of Credit

The Revolver includes letters of credit (“LOCs”) with a sublimit of $150.0 million. As of June 30, 2021, there were no outstanding Revolver borrowings and $16.7 million of LOCs outstanding, leaving $583.3 million of available borrowings under the Revolver, including $133.3 million available for LOCs.

The lease for the Company’s corporate headquarters in Morrisville, North Carolina includes a provision that may require the Company to issue a LOC in certain amounts to the landlord based on the debt rating of the Company issued by Moody’s Investors Service (or other nationally-recognized debt rating agency, such as S&P Global Ratings). As of June 30, 2021, the Company’s debt rating was such that no LOC is currently required. Any LOC issued in accordance with the aforementioned requirements could be issued under the Company’s Revolver, and, if issued under the Revolver, would reduce its available borrowing capacity by the same amount accordingly.

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

As of June 30, 2021, the Company had $365.0 million of outstanding borrowings under this agreement, which are recorded in long-term debt on the accompanying unaudited condensed consolidated balance sheet. There was no remaining borrowing capacity available under this agreement as of June 30, 2021.

Maturities of Debt Obligations

As of June 30, 2021, the contractual maturities of the Company’s debt obligations (excluding finance leases) were as follows (in thousands):

Principal
Remainder of 2021	$—
2022	385,856
2023	125,875
2024	1,764,262
2025	—
2026 and thereafter	600,000
Less: Deferred issuance costs	(9,282)
Less: Term loan original issuance discount	(3,091)
Total	$2,863,620

5. Derivatives

Interest Rate Swaps

The Company has entered into various interest rate swaps to mitigate its exposure to changes in interest rates on its term loans.

In June 2018, the Company entered into an interest rate swap with multiple counterparties that had an initial aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and expired on June 30, 2021.

In March 2020, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $549.2 million that increased to $1.42 billion on June 30, 2021, an effective date of March 31, 2020, and will expire on March 31, 2023. As of June 30, 2021, the notional value of these interest rate swaps was $1.42 billion.

Foreign Exchange Forward

On October 30, 2020, the Company entered into a foreign exchange forward in order to minimize monthly foreign currency remeasurement gains or losses on non-functional currency monetary balances. The foreign exchange forward notional value may be adjusted each month as the exposure balance changes. The Company did not designate the derivative as a hedge. All changes in the fair value of the foreign exchange forward are recorded in earnings every month to other expense (income), net in the accompanying consolidated statements of income. The Company recognized $0.4 million and $1.5 million of realized gains during the three and six months ended June 30, 2021, respectively, related to this foreign exchange forward. As of June 30, 2021, the notional value of this foreign exchange forward was $65.0 million.

Fair Values

The fair values of the Company’s derivative financial instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	June 30, 2021	December 31, 2020
Interest rate swaps - current	Accrued expenses	$6,212	$17,045
Interest rate swaps - non-current	Other long-term liabilities	2,151	5,572
Fair value of derivative liabilities		$8,363	$22,617

6. Fair Value Measurements

Assets and Liabilities Carried at Fair Value

As of June 30, 2021 and December 31, 2020, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, contingent obligations, liabilities under the accounts receivable financing agreement, and derivative instruments.

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

Financial Instruments Subject to Recurring Fair Value Measurements

As of June 30, 2021, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$24,802	$—	$—	$—	$24,802
Partnership interest (b)	—	—	—	9,073	9,073
Total assets	$24,802	$—	$—	$9,073	$33,875

Liabilities:
Derivative instruments (c)	$—	$8,363	$—	$—	$8,363
Contingent obligations related to acquisitions (d)	—	—	995	—	995
Total liabilities	$—	$8,363	$995	$—	$9,358

As of December 31, 2020, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$22,950	$—	$—	$—	$22,950
Partnership interest (b)	—	—	—	8,665	8,665
Total assets	$22,950	$—	$—	$8,665	$31,615

Liabilities:
Derivative instruments (c)	$—	$22,617	$—	$—	$22,617
Contingent obligations related to acquisitions (d)	—	—	6,793	—	6,793
Total liabilities	$—	$22,617	$6,793	$—	$29,410

(a) Represents the fair value of investments in mutual funds based on quoted market prices that are used to fund the liability associated with the Company’s deferred compensation plan.

(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of June 30, 2021, the Company’s remaining unfunded commitment in the private equity funds was $14.1 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds’ operating and finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with ASC Topic 946, Financial Services – Investment Companies.

(c) Represents the fair value of interest rate swap arrangements (see “Note 5 – Derivatives” for further information).

(d) Represents the fair value of contingent consideration obligations related to acquisitions. The fair values of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.

The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the six months ended June 30, 2021 (in thousands):

Balance as of December 31, 2020	$6,793
Additions (a)	1,008
Changes in fair value recognized in earnings	(610)
Payments (b)	(6,196)
Balance as of June 30, 2021	$995

(a) Represents obligations in connection with the insignificant acquisition made during the second quarter of 2021.

(b) The Company made payments during the first quarter of 2021 to fully settle the contingent tax-sharing obligation arising from inVentiv Health, Inc.’s 2016 merger with Double Eagle Parent, Inc. (see “Note 16 – Commitments and Contingencies” for further information).

During the six months ended June 30, 2021, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements

Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of June 30, 2021 and December 31, 2020, assets carried on the condensed consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.65 billion and $5.71 billion, respectively.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The estimated fair values of the term loans and the Notes are determined based on the price that the Company would have had to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s term loans and the Notes were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A - tranche one due March 2024	$173,571	$173,635	$183,320	$183,026
Term Loan A - tranche two due August 2024	1,734,331	1,741,484	1,271,255	1,269,213
Term Loan B due August 2024	—	—	560,194	560,144
Senior Unsecured Notes due January 2029	600,000	598,500	600,000	602,412

(a) The carrying value of the term loan debt is shown net of original issue discounts.

7. Restructuring and Other Costs

During the three and six months ended June 30, 2021, the Company incurred employee severance and benefit costs, facility and lease termination costs, and other costs related to the Company’s restructuring activities. These costs were primarily related to the Company’s ForwardBound margin enhancement initiative. The costs incurred during the three and six months ended June 30, 2020 were primarily related to the Company’s cost management strategies in response to the COVID-19 pandemic as well as the Company’s ForwardBound initiative.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee severance and benefit costs	$2,084	$7,647	$8,377	$15,268
Facility and lease termination costs	1,882	375	2,770	1,108
Other costs	—	149	47	515
Total restructuring and other costs	$3,966	$8,171	$11,194	$16,891

The Company expects to continue to incur costs related to restructuring of its operations in order to achieve cost savings and the targeted synergies related to its acquisitions. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of its combined operations. The Company may also continue to incur additional restructuring and other costs during and beyond 2021 related to its ForwardBound margin enhancement initiative.

Accrued Restructuring Liabilities

The following table summarizes activity related to the liabilities associated with restructuring and other costs (in thousands):

	Employee Severance Costs	Other Costs	Total
Balance as of December 31, 2020	$5,830	$—	$5,830
Expenses incurred (a)	8,425	(1)	8,424
Payments	(10,878)	1	(10,877)
Balance as of June 30, 2021	$3,377	$—	$3,377

(a) The amount of expenses incurred for the six months ended June 30, 2021 excludes $2.8 million of facility lease closure and lease termination costs that are reflected as a reduction of operating lease right-of-use assets on the unaudited condensed consolidated balance sheet under ASC 842.

The Company expects the employee severance costs accrued as of June 30, 2021 will be paid within the next twelve months. Liabilities associated with restructuring and other costs are included in accrued expenses and other long-term liabilities on the accompanying condensed consolidated balance sheets.

8. Shareholders’ Equity

Shares Outstanding

Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common stock shares, beginning balance	104,226	104,161	103,935	103,866
Repurchases of common stock	(900)	—	(1,500)	(600)
Issuances of common stock	147	75	1,038	970
Common stock shares, ending balance	103,473	104,236	103,473	104,236

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

The Stock Repurchase Program does not obligate the Company to repurchase any particular amount of the Company’s common stock, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate cash requirements, and overall market conditions. The Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law.

During the six months ended June 30, 2021, the Company repurchased 1,500,000 shares of its common stock in private transactions under the Stock Repurchase Program, for a total purchase price of approximately $117.5 million.

The following table sets forth repurchase activity under the Stock Repurchase Program from inception through June 30, 2021:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2021	600,000	$74.18	$44,505
May 2021	400,000	81.04	32,416
June 2021	500,000	81.20	40,600
Total	1,500,000		$117,521

The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

As of June 30, 2021, the Company had remaining authorization to repurchase up to approximately $182.5 million of shares of its common stock under the Stock Repurchase Program.

9. Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income	$41,905	$3,911	$80,629	$37,485
Denominator:
Basic weighted average common shares outstanding	103,937	104,198	104,105	104,232
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	1,082	1,021	1,133	1,198
Diluted weighted average common shares outstanding	105,019	105,219	105,238	105,430
Earnings per share:
Basic	$0.40	$0.04	$0.77	$0.36
Diluted	$0.40	$0.04	$0.77	$0.36

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

The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were 143,958, 1,051,560, 155,062, and 981,239 for the three and six months ended June 30, 2021 and 2020, respectively.

10. Income Taxes

Income Tax Expense

For the three and six months ended June 30, 2021, the Company recorded income tax expense of $9.1 million and $17.4 million, respectively, compared to pre-tax income of $51.0 million and $98.1 million, respectively. Income tax expense for the three and six months ended June 30, 2021 included discrete tax benefits of $2.2 million and $5.8 million, respectively, primarily related to excess tax benefits from share-based compensation. The effective tax rates for the three and six months ended June 30, 2021, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign tax credits, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and state and local taxes on U.S. income.

For the three and six months ended June 30, 2020, the Company recorded income tax expense of $3.7 million and $11.9 million, respectively, compared to pre-tax income of $7.6 million and $49.4 million, respectively. Income tax expense for the three and six months ended June 30, 2020 included a discrete tax expense of $1.6 million and a discrete tax benefit of $5.5 million, respectively, primarily related to excess tax benefits from share-based compensation and the benefit from foreign tax credits claimed on amended returns filed during the year. The effective tax rates for the three and six months ended June 30, 2020, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the GILTI provisions, state and local taxes on U.S. income, and research and general business credits.

Unrecognized Tax Benefits

The Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $9.6 million and $9.0 million as of June 30, 2021 and December 31, 2020, respectively. The increase of $0.6 million was primarily due to unrecognized tax benefits in foreign jurisdictions. The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $0.6 million within the next 12 months as a result of lapses in statutes of limitations.

Tax Returns under Audit

The Company is not currently under any U.S. federal income tax audits, however, income tax returns are under examination by tax authorities in several state and foreign jurisdictions. The Company’s federal and state tax filings are open to investigations in numerous years due to net operating loss carryforwards. Additionally, the Company currently has an ongoing examination for tax years 2017 and 2018 in the United Kingdom. The United Kingdom is the jurisdiction with the Company’s largest foreign operations. The Company believes that its reserve for uncertain tax positions is adequate to cover existing risks or exposures related to all open tax years and jurisdictions.

11. Revenue from Contracts with Customers

Unsatisfied Performance Obligations

As of June 30, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASC Topic 606, Revenue from Contracts with Customers and all the related amendments was $7.15 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and, as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control.

Timing of Billing and Performance

During the three and six months ended June 30, 2021, the Company recognized approximately $393.6 million and $526.3 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the periods. During the three and six months ended June 30, 2021, approximately $5.8 million and $32.6 million, respectively, of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods, substantially all of which was associated with changes in scope or price for full service clinical studies. The gross and net amounts of revenue recognized solely from changes in estimates were not material.

12. Segment Information

The Company is managed through two reportable segments: Clinical Solutions and Commercial Solutions. Each reportable segment consists of multiple service offerings that, when combined, create a fully integrated biopharmaceutical services organization. Clinical Solutions offers a variety of services spanning Phases I to IV of clinical development, including full service global studies, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study start-up to assist customers with their drug development process. Commercial Solutions provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services, including deployment solutions, communication solutions (public relations, advertising, and medical communications), and consulting services.

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

Information about reportable segment operating results was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Clinical Solutions	$991,142	$755,822	$1,929,096	$1,638,323
Commercial Solutions	291,469	257,577	562,260	538,431
Total revenue	1,282,611	1,013,399	2,491,356	2,176,754
Segment direct costs:
Clinical Solutions	750,810	597,486	1,466,923	1,279,660
Commercial Solutions	233,644	200,300	453,686	433,958
Total segment direct costs	984,454	797,786	1,920,609	1,713,618
Segment selling, general, and administrative expenses:
Clinical Solutions	89,303	64,609	176,835	140,953
Commercial Solutions	20,318	18,986	41,289	41,596
Total segment selling, general, and administrative expenses	109,621	83,595	218,124	182,549
Segment operating income:
Clinical Solutions	151,029	93,727	285,338	217,710
Commercial Solutions	37,507	38,291	67,285	62,877
Total segment operating income	188,536	132,018	352,623	280,587
Direct costs and operating expenses not allocated to segments:
Share-based compensation included in direct costs	8,127	8,106	17,222	16,288
Share-based compensation included in selling, general, and administrative expenses	8,312	8,069	16,570	15,885
Corporate selling, general, and administrative expenses	26,736	16,680	47,289	35,457
Restructuring and other costs	3,966	8,171	11,194	16,891
Depreciation and amortization	57,711	56,021	115,649	112,128
Total income from operations	$83,684	$34,971	$144,699	$83,938

13. Operations by Geographic Location

The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
North America (a)	$774,228	$638,564	$1,513,229	$1,391,609
Europe, Middle East, and Africa	328,895	242,326	645,071	510,348
Asia-Pacific	144,233	110,186	270,690	227,239
Latin America	35,255	22,323	62,366	47,558
Total revenue	$1,282,611	$1,013,399	$2,491,356	$2,176,754

(a) Revenue for the North America region includes revenue attributable to the United States of $722.8 million and $608.7 million, or 56.4% and 60.1% of total revenue, for the three months ended June 30, 2021 and 2020, respectively. Revenue for the North America region includes revenue attributable to the United States of $1,416.7 million and $1,322.2 million or 56.9% and 60.7% of total revenue for the six months ended June 30, 2021 and 2020, respectively. No other country represented more than 10% of total revenue for any period.

The following table summarizes long-lived assets by geographic area (in thousands, all intercompany transactions have been eliminated):

	June 30, 2021	December 31, 2020
Property and equipment, net:
North America (a)	$150,296	$161,531
Europe, Middle East, and Africa	37,239	38,745
Asia-Pacific	10,694	11,167
Latin America	5,759	4,757
Total property and equipment, net	$203,988	$216,200

(a) Long-lived assets for the North America region include property and equipment, net attributable to the United States of $144.5 million and $156.0 million as of June 30, 2021 and December 31, 2020, respectively.

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

As of June 30, 2021, the amount of cash and cash equivalents held outside of the United States by the Company’s foreign subsidiaries was $145.0 million, or 56% of the total consolidated cash and cash equivalents balance. As of December 31, 2020, the amount of cash and cash equivalents held outside of the United States by the Company’s foreign subsidiaries was $50.7 million, or 19% of the total consolidated cash and cash equivalents balance.

No single customer accounted for greater than 10% of the Company’s revenue for the three and six months ended June 30, 2021 and 2020.

As of June 30, 2021 and December 31, 2020, no single customer accounted for greater than 10% of the Company’s accounts receivable and unbilled services (including contract assets) balances.

15. Related-Party Transactions

For the three and six months ended June 30, 2021, the Company had combined revenue of $1.2 million and $1.9 million, respectively, and, as of June 30, 2021, combined receivables of $1.6 million from two customers whose board of directors each included a member who was also a member of the Company’s Board. For the three and six months ended June 30, 2021, the Company incurred expenses of $0.7 million and $1.4 million, respectively, for professional services obtained from the related party noted in the paragraph below.

In May 2020, the Company sold its contingent staffing business to a related party in exchange for potential future cash consideration not to exceed $4.0 million. Based on the financial results of the business through May 31, 2021, the Company recognized $1.8 million of contingent consideration in other expense (income), net in the accompanying condensed consolidated statements of income for the three months ended June 30, 2021. The cash had not been received as of June 30, 2021, and therefore was recorded as a receivable in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet. The future cash consideration is contingent on the financial performance of the sold business through May 31, 2023. The Company will recognize the contingent consideration in the consolidated statements of income in the period the contingency is resolved. No significant related-party revenue was recorded for the six months ended June 30, 2020.

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

Assumed Contingent Tax-Sharing Obligations

As a result of the Merger, the Company assumed contingent tax-sharing obligations arising from inVentiv Health, Inc.’s 2016 merger with Double Eagle Parent, Inc. During the first quarter of 2021, the Company made payments of $6.2 million to fully settle this outstanding obligation. As of December 31, 2020, the estimated fair value of the assumed contingent tax-sharing obligations was $6.8 million.

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

Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions. Our Clinical Solutions segment offers a variety of services spanning Phases I to IV of clinical development, including full service global studies and real world evidence programs, as well as individual service offerings such as clinical monitoring, investigator recruitment, patient recruitment, data management, and study start-up to assist customers with their drug development process. Our Commercial Solutions segment provides commercialization services, including deployment solutions, communication solutions (public relations, advertising, and medical communications), and consulting services. We integrate our clinical and commercial capabilities into customized solutions by sharing knowledge, data, and insights through our Biopharmaceutical Acceleration Model. This collaboration across the development and commercialization continuum facilitates unique insights into patient populations, therapeutic environments, product timelines, and the competitive landscape. For further discussion, refer to “Business” in Part I, Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Prior period segment results have been recast to reflect the transfer of the Kinapse Regulatory and Operations Consulting service lines from Commercial Solutions to Clinical Solutions to align with management reporting in 2021.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus that causes the disease known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, social distancing practices as well as restrictions that prohibit many employees from going to work in person. As a result, we experienced significant impacts to our business and results of operations from COVID-19 during 2020 and to a lesser extent for the six months ended June 30, 2021. While certain governments have eased restrictions, the pandemic continues to be disruptive to our business. The pandemic and associated economic impacts are expected to continue to impact our future financial condition, results of operations and cash flows.

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

Our backlog as of June 30 was as follows (in millions):

	2021	2020	Change
Clinical Solutions	$10,966.9	$9,023.2	$1,943.7	21.5%
Commercial Solutions - Deployment Solutions	718.4	609.7	108.7	17.8%
Total backlog	$11,685.3	$9,632.9	$2,052.4	21.3%

We expect approximately $2.38 billion of our backlog as of June 30, 2021 will be recognized as revenue during the remainder of 2021. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.

Net New Business Awards

New business awards, net of cancellations, for the TTM periods ended June 30 were as follows (in millions):

	2021	2020
Clinical Solutions	$4,971.5	$4,596.4
Commercial Solutions	1,257.4	1,200.2
Total net new business awards	$6,228.9	$5,796.6

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

Results of Operations

The following table sets forth amounts from our unaudited condensed consolidated statements of income along with dollar and percentage changes (in thousands, except percentages):

	Three Months Ended June 30,
	2021	2020	Change
Revenue	$1,282,611	$1,013,399	$269,212	26.6%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	992,581	805,892	186,689	23.2%
Selling, general, and administrative expenses	144,669	108,344	36,325	33.5%
Restructuring and other costs	3,966	8,171	(4,205)	(51.5)%
Depreciation and amortization	57,711	56,021	1,690	3.0%
Total operating expenses	1,198,927	978,428	220,499	22.5%
Income from operations	83,684	34,971	48,713	139.3%
Total other expense, net	32,645	27,323	5,322	19.5%
Income before provision for income taxes	51,039	7,648	43,391	567.4%
Income tax expense	9,134	3,737	5,397	144.4%
Net income	$41,905	$3,911	$37,994	971.5%

	Six Months Ended June 30,
	2021	2020	Change
Revenue	$2,491,356	$2,176,754	$314,602	14.5%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,937,831	1,729,906	207,925	12.0%
Selling, general, and administrative expenses	281,983	233,891	48,092	20.6%
Restructuring and other costs	11,194	16,891	(5,697)	(33.7)%
Depreciation and amortization	115,649	112,128	3,521	3.1%
Total operating expenses	2,346,657	2,092,816	253,841	12.1%
Income from operations	144,699	83,938	60,761	72.4%
Total other expense, net	46,649	34,515	12,134	35.2%
Income before provision for income taxes	98,050	49,423	48,627	98.4%
Income tax expense	17,421	11,938	5,483	45.9%
Net income	$80,629	$37,485	$43,144	115.1%

Revenue

For the three months ended June 30, 2021, our revenue increased by $269.2 million, or 26.6%, to $1,282.6 million from $1,013.4 million for the three months ended June 30, 2020. For the six months ended June 30, 2021, our revenue increased by $314.6 million, or 14.5%, to $2,491.4 million from $2,176.8 million for the six months ended June 30, 2020. These increases were primarily driven by growth in both our Clinical Solutions and Commercial Solutions segments, as discussed below.

No single customer accounted for greater than 10% of our total consolidated revenue for the three and six months ended June 30, 2021 and 2020. Revenue from our top five customers accounted for approximately 22% of revenue for both the three and six months ended June 30, 2021 and 2020.

Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended June 30,
	2021	% of total	2020	% of total	Change
Clinical Solutions	$991,142	77.3%	$755,822	74.6%	$235,320	31.1%
Commercial Solutions	291,469	22.7%	257,577	25.4%	33,892	13.2%
Total revenue	$1,282,611		$1,013,399		$269,212	26.6%

	Six Months Ended June 30,
	2021	% of total	2020	% of total	Change
Clinical Solutions	$1,929,096	77.4%	$1,638,323	75.3%	$290,773	17.7%
Commercial Solutions	562,260	22.6%	538,431	24.7%	23,829	4.4%
Total revenue	$2,491,356		$2,176,754		$314,602	14.5%

Clinical Solutions

For the three and six months ended June 30, 2021, revenue attributable to our Clinical Solutions segment increased compared to the same periods in the prior year, primarily driven by recovery from the COVID-19 pandemic and the acquisitions of SHCR Holdings Corporation (“Synteract”) and Illingworth Research Group™ (“Illingworth Research”) that were completed in the fourth quarter of 2020. The recovery from the COVID-19 pandemic includes increased project start-ups, including COVID-19 projects that generally have higher reimbursable out-of-pocket expenses. The revenue increases were partially offset by decreases related to the divestiture of our contingent staffing business in the second quarter of 2020. For the three and six months ended June 30, 2021 revenue was positively impacted by $27.7 million and $37.3 million, respectively, from fluctuations in foreign currency exchange rates compared to the same periods in the prior year.

Although we are aggressively managing our response to the COVID-19 pandemic, we expect that the COVID-19 pandemic will continue to negatively impact our Clinical Solutions revenue throughout 2021, depending on the continuation of the pandemic. At this time, we believe that the ongoing impacts to revenue in our Clinical Solutions segment will be less significant but similar in nature to those experienced in 2020 with the most significant being the trend of more remote monitoring visits and delayed patient enrollment, resulting in lower reimbursable out-of-pocket expenses and related revenue as the recovery continues. We expect a moderate increase in the use of remote monitoring from pre-COVID-19 levels, although below levels necessitated in 2020.

Commercial Solutions

For the three and six months ended June 30, 2021, revenue attributable to our Commercial Solutions segment increased compared to the same periods in the prior year, primarily driven by recovery from the COVID-19 pandemic and strength in new project start-ups. The revenue increases were partially offset by decreases related to the divestiture of our medication adherence business in the fourth quarter of 2020.

Although we are aggressively managing our response to the COVID-19 pandemic, we expect that the COVID-19 pandemic will continue to negatively impact our Commercial Solutions revenue throughout 2021, depending on the continuation of the pandemic. At this time, we believe that the ongoing impacts to revenue in our Commercial Solutions segment will be temporary and relate to delayed decision-making related to new business awards, delays or cancellations of existing projects, declines in field team visits to healthcare providers and investigator meetings, and travel disruptions, similar to but less significant than those experienced in 2020, resulting in lower reimbursable out-of-pocket expenses and revenue relative to pre-pandemic levels as the recovery continues.

Direct Costs

Direct costs consist principally of compensation expense and benefits associated with our employees and other employee-related costs, and reimbursable out-of-pocket expenses directly related to delivering on our projects. While we have some ability to manage the majority of these costs relative to the amount of contracted services we have during any given period, direct costs as a percentage of revenue can vary from period to period. Such fluctuations are due to a variety of factors, including, among others: (i) the level of staff utilization on our projects; (ii) adjustments to the timing of work on specific customer contracts; (iii) the experience mix of personnel assigned to projects; (iv) the service mix and pricing of our contracts; and (v) the timing of the incurrence of reimbursable out-of-pocket expenses. Relative to pre-pandemic levels, we have experienced reduced travel and other reimbursable out-of-pocket expenses related to lower physical monitoring visits for Clinical Solutions, as well as fewer field team visits to healthcare providers and investigator meetings for Commercial Solutions.

Direct costs consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Direct costs (exclusive of depreciation and amortization)	$992,581	$805,892	$186,689	23.2%
% of revenue	77.4%	79.5%
Gross margin %	22.6%	20.5%

	Six Months Ended June 30,
	2021	2020	Change
Direct costs (exclusive of depreciation and amortization)	$1,937,831	$1,729,906	$207,925	12.0%
% of revenue	77.8%	79.5%
Gross margin %	22.2%	20.5%

For the three months ended June 30, 2021, our direct costs increased by $186.7 million, or 23.2%, compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, our direct costs increased by $207.9 million, or 12.0%, compared to the six months ended June 30, 2020. These increases were primarily driven by higher reimbursable out-of-pocket expenses, temporary cost management strategies in response to the COVID-19 pandemic in the prior year, and impacts from the acquisitions that were completed in the fourth quarter of 2020. These increases were partially offset by decreases from business divestitures in 2020.

Clinical Solutions

Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Direct costs	$750,810	$597,486	$153,324	25.7%
% of segment revenue	75.8%	79.1%
Segment gross margin %	24.2%	20.9%

	Six Months Ended June 30,
	2021	2020	Change
Direct costs	$1,466,923	$1,279,660	$187,263	14.6%
% of segment revenue	76.0%	78.1%
Segment gross margin %	24.0%	21.9%

For the three months ended June 30, 2021, our Clinical Solutions segment direct costs increased by $153.3 million, or 25.7%, compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, our Clinical Solutions segment direct costs increased by $187.3 million, or 14.6%, compared to the six months ended June 30, 2020. These increases were primarily driven by higher reimbursable out-of-pocket expenses, temporary cost management strategies in response to the COVID-19 pandemic in the prior year, impacts from the acquisitions that were completed in the fourth quarter of 2020, and the negative impacts of foreign exchange rate fluctuations. These increases were partially offset by the divestiture of our contingent staffing business in the second quarter of 2020 and positive impacts from our ForwardBound margin enhancement initiative.

Gross margins for our Clinical Solutions segment were 24.2% and 20.9% for the three months ended June 30, 2021 and 2020, respectively, and 24.0% and 21.9% for the six months ended June 30, 2021 and 2020, respectively. Gross margins were higher during the current year periods as compared to the same periods in the prior year primarily due to revenue growth and positive impacts from our ForwardBound margin enhancement initiative, partially offset by higher reimbursable out-of-pocket expenses and the negative impacts of foreign exchange rate fluctuations.

Commercial Solutions

Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Direct costs	$233,644	$200,300	$33,344	16.6%
% of segment revenue	80.2%	77.8%
Segment gross margin %	19.8%	22.2%

	Six Months Ended June 30,
	2021	2020	Change
Direct costs	$453,686	$433,958	$19,728	4.5%
% of segment revenue	80.7%	80.6%
Segment gross margin %	19.3%	19.4%

For the three months ended June 30, 2021, our Commercial Solutions segment direct costs increased by $33.3 million, or 16.6%, compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, our Commercial Solutions segment direct costs increased by $19.7 million, or 4.5%, compared to the six months ended June 30, 2020. These increases were primarily related to recovery from the COVID-19 pandemic and temporary cost management strategies in the prior year, partially offset by the divestiture of our medication adherence business in the fourth quarter of 2020.

Gross margins for our Commercial Solutions segment were 19.8% and 22.2% for the three months ended June 30, 2021 and 2020, respectively, and 19.3% and 19.4% for the six months ended June 30, 2021 and 2020. Gross margins were lower during the current year periods as compared to the same periods in the prior year primarily due to higher costs in the current year primarily driven by recovery from the COVID-19 pandemic, including the impact of temporary cost management strategies in response to the COVID-19 pandemic in the prior year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Selling, general, and administrative expenses	$144,669	$108,344	$36,325	33.5%
% of total revenue	11.3%	10.7%

	Six Months Ended June 30,
	2021	2020	Change
Selling, general, and administrative expenses	$281,983	$233,891	$48,092	20.6%
% of total revenue	11.3%	10.7%

Selling, general, and administrative expenses for the three and six months ended June 30, 2021 increased compared to the same periods in 2020 primarily due to the acquisitions that were completed in the fourth quarter of 2020, including higher transaction and integration-related expenses, and temporary cost management strategies in response to the COVID-19 pandemic in the prior year. These increases were partially offset by positive impacts from our ForwardBound margin enhancement initiative. Transaction and integration-related expenses are no longer reported separately and are included in selling, general, and administrative expenses.

Restructuring and Other Costs

Restructuring and other costs were $4.0 million and $8.2 million for the three months ended June 30, 2021 and 2020, respectively, and $11.2 million and $16.9 million for the six months ended June 30, 2021 and 2020, respectively. The costs incurred during the three and six months ended June 30, 2021 were primarily related to our ForwardBound margin enhancement initiative as we continue the ongoing evaluations of our workforce and facilities infrastructure needs in an effort to optimize our resources. The costs incurred during the three and six months ended June 30, 2020 were primarily related to our cost management strategies in response to the COVID-19 pandemic as well as our ForwardBound initiative.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee severance and benefit costs	$2,084	$7,647	$8,377	$15,268
Facility and lease termination costs	1,882	375	2,770	1,108
Other costs	—	149	47	515
Total restructuring and other costs	$3,966	$8,171	$11,194	$16,891

We expect to continue to incur costs related to the restructuring of our operations in order to achieve cost savings and the targeted synergies related to our acquisitions. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of our combined operations. We may also continue to incur additional restructuring and other costs during and beyond 2021 related to our ForwardBound margin enhancement initiative.

Depreciation and Amortization Expense

Total depreciation and amortization expense was $57.7 million and $56.0 million for the three months ended June 30, 2021 and 2020, respectively, and $115.6 million and $112.1 million for the six months ended June 30, 2021 and 2020, respectively. The increases in total depreciation and amortization expense in the current year compared to the prior year periods were primarily due to the acquisitions that were completed in the fourth quarter of 2020, partially offset by decreases due to fully amortized intangible assets from prior acquisitions.

Total Other Expense, Net

Total other expense, net consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Interest income	$—	$(122)	$122	100.0%
Interest expense	22,619	21,684	935	4.3%
Loss on extinguishment of debt	2,199	—	2,199	100.0%
Other expense, net	7,827	5,761	2,066	35.9%
Total other expense, net	$32,645	$27,323	$5,322	19.5%

	Six Months Ended June 30,
	2021	2020	Change
Interest income	$(71)	$(458)	$387	84.5%
Interest expense	45,947	48,142	(2,195)	(4.6)%
Loss on extinguishment of debt	2,802	—	2,802	100.0%
Other income, net	(2,029)	(13,169)	11,140	84.6%
Total other expense, net	$46,649	$34,515	$12,134	35.2%

Total other expense, net was $32.6 million and $27.3 million for the three months ended June 30, 2021 and 2020, respectively, and $46.6 million and $34.5 million for the six months ended June 30, 2021 and 2020, respectively. The increase in interest expense for the three months ended June 30, 2021 was primarily due to a higher fixed rate on the interest rate swaps that expired on June 30, 2021, which was not fully offset by the lower interest rates on our variable interest rate debt. The decrease in interest expense for the six months ended June 30, 2021 was primarily due to reductions in our higher interest rate debt as a result of debt prepayments and refinancing transactions, as well as lower interest rates on our variable interest rate debt. The loss on extinguishment of debt was the result of our debt prepayments and refinancing transaction. Other expense, net and other income, net primarily consist of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency.

Income Tax Expense

For the three and six months ended June 30, 2021, we recorded income tax expense of $9.1 million and $17.4 million, respectively, compared to pre-tax income of $51.0 million and $98.1 million, respectively. Income tax expense for the three and six months ended June 30, 2021 included discrete tax benefits of $2.2 million and $5.8 million, respectively, primarily related to excess tax benefits from share-based compensation. The effective tax rates for the three and six months ended June 30, 2021, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign tax credits, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and state and local taxes on U.S. income.

For the three and six months ended June 30, 2020, we recorded income tax expense of $3.7 million and $11.9 million, respectively, compared to pre-tax income of $7.6 million and $49.4 million, respectively. Income tax expense for the three and six months ended June 30, 2020 included a discrete tax expense of $1.6 million and a discrete tax benefit of $5.5 million, respectively, primarily related to excess tax benefits from share-based compensation and the benefit from foreign tax credits claimed on amended returns filed during the year. The effective tax rates for the three and six months ended June 30, 2020, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the GILTI provisions, state and local taxes on U.S. income, and research and general business credits.

We currently maintain a valuation allowance against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of June 30, 2021. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources

Key measures of our liquidity were as follows (in thousands):

	June 30, 2021	December 31, 2020
Balance sheet statistics:
Cash and cash equivalents	$260,868	$271,901
Restricted cash	267	272
Working capital (excluding restricted cash)	151,681	160,409

As of June 30, 2021, we had $261.1 million of cash, cash equivalents, and restricted cash. As of June 30, 2021, the amount of cash and cash equivalents held outside of the United States by our foreign subsidiaries was $145.0 million, or 56% of the total consolidated cash and cash equivalents balance. In addition, we had $583.3 million (net of $16.7 million in outstanding letters of credit (“LOCs”)) available for borrowing under our revolving credit facility (the “Revolver”), of which $133.3 million was available for LOCs.

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

Indebtedness

As of June 30, 2021, we had approximately $2.92 billion of total principal indebtedness (including $42.9 million in finance lease obligations), consisting of $1.91 billion in term loan debt, $600.0 million of 3.625% senior notes (the “Notes”), and $365.0 million in borrowings against our accounts receivable financing agreement. Approximately $859.5 million of our indebtedness (excluding finance leases) was subject to variable interest rates.

The Notes

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

Credit Agreement

We are party to a credit agreement (as amended, the “Credit Agreement”) that included a $1.55 billion Term Loan A facility (“Term Loan A”) that has two tranches, tranche one that matures on March 26, 2024 and tranche two that matures on August 1, 2024, a $1.60 billion Term Loan B facility (“Term Loan B”) that was paid in full during the second quarter of 2021, and a $600.0 million Revolver that matures on August 1, 2024. The Revolver includes LOCs with a sublimit of $150.0 million.

In February 2021, as a result of our First Lien Leverage Ratio (as defined in the Credit Agreement) being less than or equal to 2.5x, the Adjusted Eurocurrency Rate Spread (as defined in the Credit Agreement) on Term Loan A and the Revolver decreased from 1.50% to 1.25%.

On June 30, 2021 (the “Closing Date”), we entered into Amendment No. 5 (the “Fifth Amendment”) to the Credit Agreement. The Fifth Amendment modified the Credit Agreement to increase Term Loan A in an aggregate principal amount of $495.0 million (“Incremental Term Loan A”). Incremental Term Loan A was funded on the Closing Date, and the proceeds were used, along with cash on hand, to repay the outstanding Term Loan B in full under the Credit Agreement and to pay fees and expenses in connection with the Fifth Amendment and the incurrence of Incremental Term Loan A. Incremental Term Loan A has the same terms as Term Loan A under the Credit Agreement, and is subject to the same covenants. We recorded an additional discount of $0.5 million against the Term Loan A borrowings in connection with the Fifth Amendment, which is being amortized as a component of interest expense using the effective interest method over the term of Term Loan A.

During the six months ended June 30, 2021, we made $41.8 million and $560.5 million of voluntary prepayments against Term Loan A and Term Loan B, respectively, which were applied to future principal payments. As a result of these and previous voluntary prepayments, we are not required to make a mandatory payment against the principal balance of Term Loan A until October 2022 and Term Loan B has been paid in full. In connection with these prepayments, we recorded a $2.2 million and $2.8 million loss on extinguishment of debt during the three and six months ended June 30, 2021, respectively.

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

As of June 30, 2021, we were in compliance with all applicable debt covenants.

Revolver and Letters of Credit

The Revolver includes LOCs with a sublimit of $150.0 million. As of June 30, 2021, there were no outstanding Revolver borrowings and $16.7 million of LOCs outstanding, leaving $583.3 million of available borrowings under the Revolver, including $133.3 million available for LOCs.

Accounts Receivable Financing Agreement

We have an accounts receivable financing agreement (as amended) with a termination date of October 3, 2022, unless terminated earlier pursuant to its terms. On January 28, 2021, we amended this agreement to increase the amount we can borrow from $300.0 million to $365.0 million, and drew down the additional $65.0 million to partially fund the Term Loan A and Term Loan B voluntary prepayments. Accordingly, there was no incremental impact on the outstanding principal of our debt. As of June 30, 2021, we had $365.0 million of outstanding borrowings under this agreement with no remaining borrowing capacity available.

Interest Rates

We have entered into various interest rate swaps to mitigate our exposure to changes in interest rates on our term loans. As of June 30, 2021, the percentage of our total principal debt (excluding finance leases) that is subject to fixed interest rates was approximately 70%. Each quarter-point increase or decrease in the applicable floating interest rate at June 30, 2021 would change our annual interest expense by approximately $2.1 million.

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

The following table sets forth repurchase activity under the Stock Repurchase Program from inception through June 30, 2021:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2021	600,000	$74.18	$44,505
May 2021	400,000	81.04	32,416
June 2021	500,000	81.20	40,600
Total	1,500,000		$117,521

As of June 30, 2021, we had remaining authorization to repurchase up to approximately $182.5 million of shares of our common stock under the Stock Repurchase Program.

Cash, Cash Equivalents and Restricted Cash

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$215,795	$155,165	$60,630
Net cash used in investing activities	(31,280)	(37,280)	6,000
Net cash (used in) provided by financing activities	(190,823)	56,238	(247,061)

Cash Flows from Operating Activities

Cash flows provided by operating activities increased by $60.6 million during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase is primarily due to higher cash-related net income and positive changes in operating assets and liabilities relative to the prior year period. Fluctuations in accounts receivable, unbilled services (including contract assets), and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers, and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services (including contract assets), and deferred revenue can vary significantly from period to period.

Cash Flows from Investing Activities

For the six months ended June 30, 2021, we used $31.3 million in cash for investing activities, which consisted of $14.6 million of payments related to acquisitions and $22.3 million for purchases of property and equipment, partially offset by proceeds of $5.0 million from notes receivable from a divestiture and $0.7 million from unconsolidated affiliates. We continue to closely monitor our capital expenditures, especially in light of the COVID-19 pandemic, while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.

For the six months ended June 30, 2020, we used $37.3 million in cash for investing activities, which consisted of $30.1 million for purchases of property and equipment and $7.2 million for investments in unconsolidated affiliates.

Cash Flows from Financing Activities

For the six months ended June 30, 2021, we used $190.8 million in cash for financing activities, which consisted primarily of repurchases of our common stock, net repayments of long-term debt, and payments related to tax withholdings for share-based compensation. These payments were partially offset by proceeds from our accounts receivable financing arrangement.

For the six months ended June 30, 2020, our financing activities provided $56.2 million in cash, which consisted primarily of a net $150.0 million draw on our Revolver, partially offset by repurchases of our common stock, contingent consideration payments, and repayments of long-term debt.

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

Purchases of Equity Securities by the Issuer

During the three months ended June 30, 2021, we repurchased 900,000 shares of our Class A common stock, $0.01 par value per share in private transactions under our previously announced stock repurchase program described below, for a total purchase price of approximately $73.0 million. As of June 30, 2021, we have remaining authorization to repurchase up to approximately $182.5 million of shares of our Class A common stock under the Stock Repurchase Program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
April 1, 2021 - April 30, 2021	—	$—	—	$255,495
May 1, 2021 - May 31, 2021	400,000	$81.04	400,000	$223,079
June 1, 2021 - June 30, 2021	500,000	$81.20	500,000	$182,479
	900,000		900,000

(1) On November 17, 2020, our Board authorized the repurchase of up to an aggregate of $300.0 million of our Class A common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions through December 31, 2022 (the “Stock Repurchase Program”). The Stock Repurchase Program took effect on January 1, 2021. Share repurchases are funded primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements. The Stock Repurchase Program does not obligate us to repurchase any particular amount of our Class A common stock, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases are determined by our management based on a variety of factors such as the market price of our Class A common stock, our corporate cash requirements, and overall market conditions. The Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules. We may also repurchase shares of our Class A common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of our Class A common stock to be repurchased when we might otherwise be precluded from doing so by law.

We immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Second Supplemental Indenture, dated as of May 25, 2021, among the Company, the subsidiary guarantors named on the signature pages thereto, the other guarantors, and Wells Fargo Bank, National Association, as trustee.	—	—	—	Filed herewith
10.1	Form of Global Restricted Stock Unit Award Agreement for Directors under Syneos Health, Inc. 2018 Equity Incentive Plan.	—	—	—	Filed herewith
10.2	Share Repurchase Agreement, dated April 30, 2021, by and among Syneos Health, Inc. and certain selling stockholders named therein.	8-K	001-36730	10.1	May 5, 2021
10.3	Share Repurchase Agreement, dated June 1, 2021, by and among Syneos Health, Inc. and certain selling stockholders named therein.	8-K	001-36730	10.1	June 4, 2021
10.4	Amendment No. 5 to the Credit Agreement, dated as of June 30, 2021, among the Company, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank N.A., as Administrative Agent, and each of the other parties thereto.	8-K	001-36730	10.1	July 1, 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNEOS HEALTH, INC.

Date: August 6, 2021	BY:	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial Officer)