Form 10-Q
period 2021-09-30
Syneos Health, Inc.
filed 2021-11-03
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of October 27, 2021, there were approximately 103,692,056 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per share data)
Revenue	$1,348,230	$1,099,004	$3,839,586	$3,275,758

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,031,887	820,228	2,969,718	2,550,134
Selling, general, and administrative expenses	139,524	118,051	421,507	351,942
Restructuring and other costs	7,209	6,523	18,403	23,414
Depreciation	17,680	17,301	54,285	51,830
Amortization	38,574	38,147	117,618	115,746
Total operating expenses	1,234,874	1,000,250	3,581,531	3,093,066
Income from operations	113,356	98,754	258,055	182,692

Total other expense, net:
Interest income	76	126	5	(332)
Interest expense	16,698	20,316	62,645	68,458
Loss on extinguishment of debt	—	346	2,802	346
Other (income) expense, net	(3,827)	10,596	(5,856)	(2,573)
Total other expense, net	12,947	31,384	59,596	65,899
Income before provision for income taxes	100,409	67,370	198,459	116,793
Income tax expense	22,166	3,954	39,587	15,892
Net income	$78,243	$63,416	$158,872	$100,901

Earnings per share:
Basic	$0.76	$0.61	$1.53	$0.97
Diluted	$0.75	$0.60	$1.51	$0.96
Weighted average common shares outstanding:
Basic	103,562	104,277	103,924	104,247
Diluted	104,785	105,588	105,087	105,483

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income	$78,243	$63,416	$158,872	$100,901
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $317, $1,384, $3,926, and $(5,203), respectively	936	5,219	11,581	(6,642)
Foreign currency translation adjustments, net of income tax (benefit) expense of $(1,102), $0, $(1,260), and $0, respectively	(23,687)	33,832	(19,172)	(12,086)
Comprehensive income	$55,492	$102,467	$151,281	$82,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2021	December 31, 2020
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$122,535	$272,173
Accounts receivable and unbilled services, net	1,527,032	1,344,781
Prepaid expenses and other current assets	114,632	121,058
Total current assets	1,764,199	1,738,012
Property and equipment, net	205,479	216,200
Operating lease right-of-use assets	221,101	223,285
Goodwill	4,896,907	4,776,178
Intangible assets, net	880,847	933,525
Deferred income tax assets	39,032	35,059
Other long-term assets	209,394	141,047
Total assets	$8,216,959	$8,063,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$110,347	$113,684
Accrued expenses	693,599	611,042
Deferred revenue	819,903	793,068
Current portion of operating lease obligations	45,842	42,082
Current portion of finance lease obligations	18,580	17,455
Total current liabilities	1,688,271	1,577,331
Long-term debt	2,894,262	2,902,054
Operating lease long-term obligations	215,907	221,760
Finance lease long-term obligations	29,579	31,522
Deferred income tax liabilities	7,532	20,216
Other long-term liabilities	61,297	68,311
Total liabilities	4,896,848	4,821,194

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 103,688 and 103,935 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	1,037	1,039
Additional paid-in capital	3,456,378	3,461,747
Accumulated other comprehensive loss, net of taxes	(48,392)	(40,801)
Accumulated deficit	(88,912)	(179,873)
Total shareholders’ equity	3,320,111	3,242,112
Total liabilities and shareholders’ equity	$8,216,959	$8,063,306

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$158,872	$100,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	171,903	167,576
Share-based compensation	48,891	47,266
Provision for doubtful accounts	51	1,357
(Benefit from) provision for deferred income taxes	(21,324)	21,306
Foreign currency transaction gains	(6,320)	(7,747)
Fair value adjustment of contingent obligations	(597)	(3,791)
Loss on extinguishment of debt	2,802	346
Other non-cash items	6,657	1,881
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, unbilled services, and deferred revenue	(154,162)	15,542
Accounts payable and accrued expenses	99,417	(2,226)
Other assets and liabilities	(41,891)	(31,244)
Net cash provided by operating activities	264,299	311,167
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(226,347)	—
Proceeds from notes receivable from divestiture	5,000	—
Purchases of property and equipment	(29,917)	(38,493)
Investments in unconsolidated affiliates	(5,074)	(6,859)
Loan to unconsolidated affiliate	(3,844)	—
Net cash used in investing activities	(260,182)	(45,352)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	494,505	—
Payments of debt financing costs	(544)	(300)
Repayments of long-term debt	(602,277)	(113,750)
Proceeds from accounts receivable financing agreement	65,000	31,600
Repayments of accounts receivable financing agreement	—	(6,600)
Proceeds from revolving line of credit	30,000	300,000
Repayments of revolving line of credit	—	(300,000)
Payments of contingent consideration related to acquisitions	(7,197)	(26,634)
Payments of finance leases	(12,748)	(12,735)
Payments for repurchases of common stock	(117,521)	(62,029)
Proceeds from exercises of stock options	26,223	22,973
Payments related to tax withholdings for share-based compensation	(30,924)	(20,701)
Net cash used in financing activities	(155,483)	(188,176)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,728	7,568
Net change in cash, cash equivalents, and restricted cash	(149,638)	85,207
Cash, cash equivalents, and restricted cash - beginning of period	272,173	163,689
Cash, cash equivalents, and restricted cash - end of period	$122,535	$248,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Shareholders’ equity, beginning balance	$3,238,614	$2,999,684	$3,242,112	$3,029,654
Impact from adoption of ASU 2016-13	—	—	—	(2,771)
Shareholders’ equity, adjusted beginning balance	3,238,614	2,999,684	3,242,112	3,026,883

Common stock:
Beginning balance	1,035	1,042	1,039	1,039
Repurchases of common stock	—	(5)	(15)	(11)
Issuances of common stock	2	3	13	12
Ending balance	1,037	1,040	1,037	1,040

Additional paid-in capital:
Beginning balance	3,430,375	3,446,852	3,461,747	3,441,471
Repurchases of common stock	—	(16,795)	(49,595)	(36,529)
Issuances of common stock	10,904	9,231	(4,665)	2,173
Share-based compensation	15,099	15,093	48,891	47,266
Ending balance	3,456,378	3,454,381	3,456,378	3,454,381

Accumulated other comprehensive loss:
Beginning balance	(25,641)	(129,372)	(40,801)	(71,593)
Unrealized gain (loss) on derivative instruments, net of taxes	936	5,219	11,581	(6,642)
Foreign currency translation adjustment, net of taxes	(23,687)	33,832	(19,172)	(12,086)
Ending balance	(48,392)	(90,321)	(48,392)	(90,321)

Accumulated deficit:
Beginning balance	(167,155)	(318,838)	(179,873)	(341,263)
Impact from adoption of ASU 2016-13	—	—	—	(2,771)
Adjusted beginning balance	(167,155)	(318,838)	(179,873)	(344,034)
Repurchases of common stock	—	(13,200)	(67,911)	(25,489)
Net income	78,243	63,416	158,872	100,901
Ending balance	(88,912)	(268,622)	(88,912)	(268,622)

Shareholders’ equity, ending balance	$3,320,111	$3,096,478	$3,320,111	$3,096,478

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

The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 18, 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year ending December 31, 2021 or any other future period. The unaudited condensed consolidated balance sheet at December 31, 2020 is derived from the amounts in the audited consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus that causes the disease known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, social distancing practices as well as restrictions that prohibit many employees from going to work in person. As a result, the Company experienced significant impacts to its business and results of operations from COVID-19 during 2020 and to a lesser extent for the nine months ended September 30, 2021. While certain governments have eased restrictions, the pandemic continues to be disruptive to the Company’s business. The pandemic and associated economic impacts are expected to continue to impact the Company’s future financial condition, results of operations, and cash flows.

2. Financial Statement Details

Cash, Cash Equivalents, and Restricted Cash

Certain of the Company’s subsidiaries participate in a notional cash pooling arrangement to manage global liquidity requirements. As part of a master netting arrangement, the participants combine their cash balances in pooling accounts at the same financial institution with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. Under the terms of the master netting arrangement, the financial institution has the right, ability, and intent to offset a positive balance in one account against an overdrawn amount in another account. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. As such, the net cash balance related to this pooling arrangement is included in cash, cash equivalents, and restricted cash in the condensed consolidated balance sheets.

The Company’s net cash pool position consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Gross cash position	$205,462	$220,261
Less: cash borrowings	(201,881)	(204,647)
Net cash position	$3,581	$15,614

Accounts Receivable and Unbilled Services, net

Accounts receivable and unbilled services (including contract assets), net of allowance for doubtful accounts, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accounts receivable billed	$848,453	$774,605
Accounts receivable unbilled	245,041	211,285
Contract assets	441,125	366,506
Less: Allowance for doubtful accounts	(7,587)	(7,615)
Accounts receivable and unbilled services, net	$1,527,032	$1,344,781

Accounts Receivable Factoring Arrangement

The Company has an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, without recourse, to an unrelated third-party financial institution for cash. For the nine months ended September 30, 2021 and 2020, the Company factored $97.5 million and $113.1 million, respectively, of trade accounts receivable on a non-recourse basis and received $97.4 million and $112.7 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2021 were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (b)	Total
Balance as of December 31, 2020	$3,216,335	$1,559,843	$4,776,178
Acquisitions (c)	130,239	—	130,239
Impact of foreign currency translation and other (d)	40,733	(50,243)	(9,510)
Balance as of September 30, 2021	$3,387,307	$1,509,600	$4,896,907

(a) Accumulated impairment losses of $8.1 million associated with the Clinical Solutions segment were recorded prior to 2016 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. No impairment of goodwill was recorded for the nine months ended September 30, 2021.

(b) Accumulated impairment losses of $8.0 million associated with the Commercial Solutions segment were recorded prior to 2015 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the nine months ended September 30, 2021.

(c) Amount represents goodwill recognized in connection with the acquisition of StudyKIK Corporation (“StudyKIK”) and an insignificant acquisition during the three months ended September 30, 2021, an insignificant acquisition during the second quarter of 2021, and insignificant measurement period adjustments recognized in connection with the 2020 acquisitions of SHCR Holdings Corporation (“Synteract”) and Illingworth Research Group™ (“Illingworth Research”) within the Clinical Solutions segment.

(d) Includes $44.2 million reallocation of goodwill from the Commercial Solutions segment to the Clinical Solutions segment to reflect the transfer of the Kinapse Regulatory and Operations Consulting service lines to align with management reporting in 2021.

Accumulated Other Comprehensive Loss, Net of Taxes

Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$(25,641)	$(129,372)	$(40,801)	$(71,593)

Derivative instruments:
Beginning balance	(8,116)	(26,697)	(18,761)	(14,836)
Other comprehensive (loss) income before reclassifications	(489)	1	(205)	(17,970)
Reclassification adjustments	1,425	5,218	11,786	11,328
Ending balance	(7,180)	(21,478)	(7,180)	(21,478)

Foreign currency translation:
Beginning balance	(17,525)	(102,675)	(22,040)	(56,757)
Other comprehensive (loss) income before reclassifications	(23,687)	33,832	(19,172)	(12,086)
Ending balance	(41,212)	(68,843)	(41,212)	(68,843)

Accumulated other comprehensive loss, net of taxes	$(48,392)	$(90,321)	$(48,392)	$(90,321)

Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unrealized gain (loss) on derivative instruments:
Unrealized loss during period, before taxes	$(655)	$(478)	$(275)	$(27,137)
Income tax benefit	(166)	(479)	(70)	(9,167)
Unrealized (loss) gain during period, net of taxes	(489)	1	(205)	(17,970)
Reclassification adjustment, before taxes	1,908	7,081	15,782	15,292
Income tax expense	483	1,863	3,996	3,964
Reclassification adjustment, net of taxes	1,425	5,218	11,786	11,328
Total unrealized gain (loss) on derivative instruments, net of taxes	936	5,219	11,581	(6,642)

Foreign currency translation adjustments:
Foreign currency translation adjustment, before taxes	(24,789)	33,832	(20,432)	(12,086)
Income tax benefit	(1,102)	—	(1,260)	—
Foreign currency translation adjustments, net of taxes	(23,687)	33,832	(19,172)	(12,086)

Total other comprehensive (loss) income, net of taxes	$(22,751)	$39,051	$(7,591)	$(18,728)

Other (Income) Expense, Net

Other (income) expense, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net realized foreign currency loss	$1,861	$4,823	$3,623	$2,772
Net unrealized foreign currency (gain) loss	(2,757)	4,794	(6,320)	(7,747)
Other, net	(2,931)	979	(3,159)	2,402
Total other (income) expense, net	$(3,827)	$10,596	$(5,856)	$(2,573)

3. Acquisitions, Divestitures, and Investments

StudyKIK Acquisition

On September 13, 2021, the Company completed the acquisition of StudyKIK, a leading technology-enabled clinical trial recruitment and retention company, expanding the Company’s portfolio of patient-direct, technology-enabled solutions. The total purchase consideration was $203.9 million (net of cash acquired of $1.2 million). The Company recognized $109.7 million of goodwill and $92.4 million of intangible assets. The remainder of consideration was attributed to other net assets, primarily related to net working capital.

The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. Goodwill is attributable to the acquired workforce as well as future synergies and is not deductible for income tax purposes. The operating results from the acquisition have been included in the Company’s Clinical Solutions segment from the date of acquisition.

The following table summarizes the fair values of identified intangible assets and their respective useful lives (dollars in thousands):

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$22,900	6 years
Backlog	1,800	1.25 years
Trade name	2,700	6 years
Patient communities	45,100	6 years
Acquired technology	19,900	6 years
Total intangible assets	$92,400

Synteract Acquisition

On December 9, 2020, the Company completed the acquisition of Synteract, effected through the purchase of 100% of the outstanding shares of Synteract for approximately $385.5 million in cash (net of approximately $28.0 million of cash acquired), which included payment of $1.0 million during the first quarter of 2021. Synteract is a contract research organization focused on the emerging biopharmaceutical industry, strengthening the Company’s position in the small to mid-sized category. The Company recognized $360.8 million of goodwill and $56.4 million of intangible assets, including acquired backlog and trade name, as a result of the acquisition. The purchase price has been allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their fair values. The excess of the purchase price over the tangible and intangible assets acquired and liabilities assumed has been recorded as goodwill. Goodwill is attributable to the acquired workforce as well as future synergies and is not deductible for income tax purposes. The operating results from the acquisition of Synteract have been included in the Company’s Clinical Solutions segment from the date of acquisition.

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

The Company’s assessment of fair values and the purchase price allocations related to these acquisitions are preliminary and further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the respective acquisition dates).

Pro forma information for these acquisitions is not presented as the operations of the acquired businesses, individually and in the aggregate, are not significant to the overall operations of the Company.

Divestitures

During the second quarter of 2020, the Company sold its contingent staffing business to a related party in exchange for potential future cash consideration not to exceed $4.0 million. Based on the financial results of the business one year after the divestiture date, the Company recognized $1.8 million of contingent consideration in other (income) expense, net during the second quarter of 2021. Refer to “Note 15 – Related-Party Transactions” for further information.

During the fourth quarter of 2020, the Company sold its medication adherence business for consideration of $23.0 million, including cash consideration of $18.0 million, net of cash transferred, and convertible notes of $5.0 million. The Company received $5.0 million of cash proceeds from the notes receivable during the second quarter of 2021. The Company is entitled to future cash consideration that is contingent on the financial performance of the sold business through 2021. The Company will recognize the contingent consideration in the consolidated statements of income in the period the contingency is resolved.

Investments

During the second quarter of 2020, the Company made a non-cash investment of $27.3 million to acquire certain intellectual property rights from a customer in lieu of cash payment for services rendered. The Company subsequently exchanged the intellectual property for an equity method investment in an unconsolidated variable interest entity. The Company provided the entity $3.8 million in cash, in the form of a loan, during the three months ended September 30, 2021. Based on the hypothetical liquidation book value of its investment as of September 30, 2021, the Company recorded a $1.2 million and $4.0 million loss to other (income) expense, net in the accompanying condensed statements of income for the three months and nine ended September 30, 2021, respectively. As of September 30, 2021, the book value of the Company’s investment was $22.7 million and was included in other long-term assets in the accompanying condensed consolidated balance sheet, with a maximum exposure to loss of approximately $26.5 million, which includes funding of the loan.

4. Long-Term Debt Obligations

The Company’s debt obligations consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Secured Debt
Term Loan A - tranche one due March 2024	$173,852	$183,715
Term Loan A - tranche two due August 2024	1,737,141	1,273,991
Term Loan B due August 2024	—	560,564
Revolving credit facility due August 2024	30,000	—
Accounts receivable financing agreement due October 2022	365,000	300,000
Total secured debt	2,305,993	2,318,270
Unsecured Debt
Senior notes due January 2029 (the “Notes”)	600,000	600,000
Total debt obligations	2,905,993	2,918,270
Less: Term loan original issuance discount	(2,841)	(3,500)
Less: Unamortized deferred issuance costs	(8,890)	(12,716)
Total long-term debt	$2,894,262	$2,902,054

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

During the nine months ended September 30, 2021, the Company made $41.8 million and $560.5 million of voluntary prepayments against Term Loan A and Term Loan B, respectively, which were applied to future principal payments. As a result of these and previous voluntary prepayments, the Company is not required to make a mandatory payment against the principal balance of Term Loan A until October 2022 and Term Loan B has been paid in full. In connection with these prepayments, the Company recorded a $2.8 million loss on extinguishment of debt during the nine months ended September 30, 2021.

Revolver and Letters of Credit

The Revolver includes letters of credit (“LOCs”) with a sublimit of $150.0 million. As of September 30, 2021, there were $30.0 million of outstanding Revolver borrowings and $16.1 million of LOCs outstanding, leaving $553.9 million of available borrowings under the Revolver, including $133.9 million available for LOCs.

The lease for the Company’s corporate headquarters in Morrisville, North Carolina includes a provision that may require the Company to issue a LOC in certain amounts to the landlord based on the debt rating of the Company issued by Moody’s Investors Service (or other nationally-recognized debt rating agency, such as S&P Global Ratings). As of September 30, 2021, the Company’s debt rating was such that no LOC is currently required. Any LOC issued in accordance with the aforementioned requirements could be issued under the Company’s Revolver, and, if issued under the Revolver, would reduce its available borrowing capacity by the same amount accordingly.

Accounts Receivable Financing Agreement

The Company has an accounts receivable financing agreement (as amended) with a termination date, as of September 30, 2021, of October 3, 2022, unless terminated earlier pursuant to its terms. On January 28, 2021, the Company amended this agreement to increase the amount it can borrow from $300.0 million to $365.0 million, and drew down the additional $65.0 million to partially fund the Term Loan A and Term Loan B voluntary prepayments. Accordingly, there was no incremental impact on the Company’s total debt.

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

As of September 30, 2021, the Company had $365.0 million of outstanding borrowings under this agreement, which are recorded in long-term debt on the accompanying condensed consolidated balance sheet. There was no remaining borrowing capacity available under this agreement as of September 30, 2021.

On October 13, 2021, the Company further amended its accounts receivable financing agreement to increase the amount it can borrow from $365.0 million to $400.0 million, extended the maturity to October 2024, and drew down the additional $35.0 million. At the same time, the Company paid down $35.0 million on facilities under its Credit Agreement, resulting in no net impact on leverage.

Maturities of Debt Obligations

As of September 30, 2021, the contractual maturities of the Company’s debt obligations (excluding finance leases) were as follows (in thousands):

Principal
Remainder of 2021	$—
2022	385,857
2023	125,875
2024	1,794,261
2025	—
2026 and thereafter	600,000
Less: Term loan original issuance discount	(2,841)
Less: Unamortized deferred issuance costs	(8,890)
Total	$2,894,262

5. Derivatives

Interest Rate Swaps

The Company has entered into various interest rate swaps to mitigate its exposure to changes in interest rates on its term loans.

In June 2018, the Company entered into an interest rate swap with multiple counterparties that had an initial aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and expired on June 30, 2021.

In March 2020, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $549.2 million that increased to $1.42 billion on June 30, 2021, an effective date of March 31, 2020, and will expire on March 31, 2023. As of September 30, 2021, the notional value of these interest rate swaps was $1.37 billion.

Foreign Exchange Forward

On October 30, 2020, the Company entered into a foreign exchange forward in order to minimize monthly foreign currency remeasurement gains or losses on non-functional currency monetary balances. The foreign exchange forward notional value may be adjusted each month as the exposure balance changes. The Company did not designate the derivative as a hedge. All changes in the fair value of the foreign exchange forward are recorded in earnings every month to other (income) expense, net in the accompanying condensed consolidated statements of income. The Company recognized $2.0 million and $0.5 million of realized losses during the three and nine months ended September 30, 2021, respectively, related to this foreign exchange forward. As of September 30, 2021, the notional value of this foreign exchange forward was $70.0 million.

Fair Values

The fair values of the Company’s derivative financial instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	September 30, 2021	December 31, 2020
Interest rate swaps - current	Accrued expenses	$5,875	$17,045
Interest rate swaps - non-current	Other long-term liabilities	1,235	5,572
Fair value of derivative liabilities		$7,110	$22,617

6. Fair Value Measurements

Assets and Liabilities Carried at Fair Value

As of September 30, 2021 and December 31, 2020, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, contingent obligations, liabilities under the accounts receivable financing agreement, and derivative instruments.

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

Financial Instruments Subject to Recurring Fair Value Measurements

As of September 30, 2021, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$25,120	$—	$—	$—	$25,120
Partnership interests (b)	—	—	—	9,660	9,660
Total assets	$25,120	$—	$—	$9,660	$34,780

Liabilities:
Derivative instruments (c)	$—	$7,110	$—	$—	$7,110
Contingent obligations related to acquisitions (d)	—	—	3,492	—	3,492
Total liabilities	$—	$7,110	$3,492	$—	$10,602

As of December 31, 2020, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$22,950	$—	$—	$—	$22,950
Partnership interests (b)	—	—	—	8,665	8,665
Total assets	$22,950	$—	$—	$8,665	$31,615

Liabilities:
Derivative instruments (c)	$—	$22,617	$—	$—	$22,617
Contingent obligations related to acquisitions (d)	—	—	6,793	—	6,793
Total liabilities	$—	$22,617	$6,793	$—	$29,410

(a) Represents the fair value of investments in mutual funds based on quoted market prices that are used to fund the liability associated with the Company’s deferred compensation plan.

(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of September 30, 2021, the Company’s remaining unfunded commitment in the private equity funds was $13.7 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds’ operating and finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with ASC Topic 946, Financial Services – Investment Companies.

(c) Represents the fair value of interest rate swap arrangements (see “Note 5 – Derivatives” for further information).

(d) Represents the fair value of contingent consideration obligations related to acquisitions. The fair values of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.

The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the nine months ended September 30, 2021 (in thousands):

Balance as of December 31, 2020	$6,793
Additions (a)	4,558
Changes in fair value recognized in earnings	(662)
Payments (b)	(7,197)
Balance as of September 30, 2021	$3,492

(a) Represents obligations in connection with insignificant acquisitions completed during 2021.

(b) The Company made payments to fully settle obligations in connection with the insignificant acquisition completed during the second quarter of 2021 and to fully settle the contingent tax-sharing obligation arising from inVentiv Health, Inc.’s 2016 merger with Double Eagle Parent, Inc. (see “Note 16 – Commitments and Contingencies” for further information) during the first quarter of 2021.

During the nine months ended September 30, 2021, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements

Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of September 30, 2021 and December 31, 2020, assets carried on the condensed consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.80 billion and $5.71 billion, respectively.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The estimated fair values of the term loans and the Notes are determined based on the price that the Company would have had to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s term loans and the Notes were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A - tranche one due March 2024	$173,594	$173,562	$183,320	$183,026
Term Loan A - tranche two due August 2024	1,734,559	1,739,931	1,271,255	1,269,213
Term Loan B due August 2024	—	—	560,194	560,144
Senior notes due January 2029	600,000	600,750	600,000	602,412

(a) The carrying value of the term loan debt is shown net of original issue discounts.

7. Restructuring and Other Costs

During the three and nine months ended September 30, 2021, the Company incurred employee severance and benefit costs, facility and lease termination costs, and other costs related to the Company’s restructuring activities. These costs were primarily related to the Company’s ForwardBound margin enhancement initiative. The costs incurred during the three and nine months ended September 30, 2020 were primarily related to the Company’s cost management strategies in response to the COVID-19 pandemic as well as the Company’s ForwardBound initiative.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee severance and benefit costs	$3,438	$5,903	$11,815	$21,171
Facility and lease termination costs	3,760	497	6,530	1,605
Other costs	11	123	58	638
Total restructuring and other costs	$7,209	$6,523	$18,403	$23,414

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

Accrued Restructuring Liabilities

The following table summarizes activity related to the liabilities associated with restructuring and other costs (in thousands):

	Employee Severance Costs	Other Costs	Total
Balance as of December 31, 2020	$5,830	$—	$5,830
Expenses incurred (a)	8,425	10	8,435
Payments	(8,963)	(10)	(8,973)
Balance as of September 30, 2021	$5,292	$—	$5,292

(a) The amount of expenses incurred for the nine months ended September 30, 2021 excludes $6.5 million of facility lease closure and lease termination costs that are reflected as a reduction of operating lease right-of-use assets on the condensed consolidated balance sheet under ASC 842.

The Company expects the employee severance costs accrued as of September 30, 2021 will be paid within the next twelve months. Liabilities associated with restructuring and other costs are included in accrued expenses and other long-term liabilities on the accompanying condensed consolidated balance sheets.

8. Shareholders’ Equity

Shares Outstanding

Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common stock shares, beginning balance	103,473	104,236	103,935	103,866
Repurchases of common stock	—	(506)	(1,500)	(1,106)
Issuances of common stock	215	264	1,253	1,234
Common stock shares, ending balance	103,688	103,994	103,688	103,994

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

During the nine months ended September 30, 2021, the Company repurchased 1,500,000 shares of its common stock in private transactions under the Stock Repurchase Program, for a total purchase price of approximately $117.5 million.

The following table sets forth repurchase activity under the Stock Repurchase Program from inception through September 30, 2021:

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

As of September 30, 2021, the Company had remaining authorization to repurchase up to approximately $182.5 million of shares of its common stock under the Stock Repurchase Program.

9. Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income	$78,243	$63,416	$158,872	$100,901
Denominator:
Basic weighted average common shares outstanding	103,562	104,277	103,924	104,247
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	1,223	1,311	1,163	1,236
Diluted weighted average common shares outstanding	104,785	105,588	105,087	105,483
Earnings per share:
Basic	$0.76	$0.61	$1.53	$0.97
Diluted	$0.75	$0.60	$1.51	$0.96

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

The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were 128,894 and 177,330, for the three months ended September 30, 2021 and 2020, respectively, and 146,339 and 713,269 for the nine months ended September 30, 2021 and 2020, respectively.

10. Income Taxes

Income Tax Expense

For the three and nine months ended September 30, 2021, the Company recorded income tax expense of $22.2 million and $39.6 million, respectively, compared to pre-tax income of $100.4 million and $198.5 million, respectively. Income tax expense for the three and nine months ended September 30, 2021 included discrete tax benefits of $0.7 million and $6.5 million, respectively, primarily related to excess tax benefits from share-based compensation. The effective tax rates for the three and nine months ended September 30, 2021, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign tax credits, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and state and local taxes on U.S. income.

For the three and nine months ended September 30, 2020, the Company recorded income tax expense of $4.0 million and $15.9 million, respectively, compared to pre-tax income of $67.4 million and $116.8 million, respectively. Income tax expense for the three and nine months ended September 30, 2020 included discrete tax benefits of $18.8 million and $24.3 million, respectively, primarily related to the recognition of U.S. federal unrecognized tax benefits, excess tax benefits from share-based compensation, and the tax benefit from foreign tax credits claimed on amended returns filed during the year. The effective tax rates for the three and nine months ended September 30, 2020, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the GILTI provisions, state and local taxes on U.S. income, and research and general business credits.

Unrecognized Tax Benefits

The Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $8.7 million and $9.0 million as of September 30, 2021 and December 31, 2020, respectively. The decrease of $0.3 million was primarily due to the settlement of unrecognized tax benefits in the U.S. partially offset with positions in foreign jurisdictions. The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $0.6 million within the next 12 months as a result of lapses in statutes of limitations.

Tax Returns under Audit

The Company is not currently under any U.S. federal income tax audits, however, income tax returns are under examination by tax authorities in several state and foreign jurisdictions. The Company’s federal and state tax filings are open to investigations in numerous years due to net operating loss carryforwards. Additionally, the Company currently has an ongoing examination for tax years 2017 to 2019 in the United Kingdom. The United Kingdom is the jurisdiction with the Company’s largest foreign operations. The Company believes that its reserve for uncertain tax positions is adequate to cover existing risks or exposures related to all open tax years and jurisdictions.

11. Revenue from Contracts with Customers

Unsatisfied Performance Obligations

As of September 30, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASC Topic 606, Revenue from Contracts with Customers and all the related amendments was $6.99 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and, as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control.

Timing of Billing and Performance

During the three and nine months ended September 30, 2021, the Company recognized approximately $376.2 million and $564.0 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the periods. During the three and nine months ended September 30, 2021, approximately $70.8 million and $101.8 million, respectively, of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods, substantially all of which was associated with changes in scope or price for full service clinical studies. The Company reviews its portfolio level risk and inflation factors during the third quarter of each year. Based on this review, the Company modified the application of its portfolio level inflation factor, which was considered a change in estimate, and recognized additional revenue of $23.5 million related to this change during the three months ended September 30, 2021. The additional revenue was mostly offset by insignificant changes in estimates related to projects recognized in the normal course of the Company’s revenue recognition processes.

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

Information about reportable segment operating results was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Clinical Solutions	$1,037,445	$837,237	$2,966,541	$2,475,560
Commercial Solutions	310,785	261,767	873,045	800,198
Total revenue	1,348,230	1,099,004	3,839,586	3,275,758
Segment direct costs:
Clinical Solutions	777,065	607,951	2,243,988	1,887,611
Commercial Solutions	246,406	204,577	700,092	638,535
Total segment direct costs	1,023,471	812,528	2,944,080	2,526,146
Segment selling, general, and administrative expenses:
Clinical Solutions	87,907	67,885	264,742	208,838
Commercial Solutions	20,875	19,717	62,164	61,313
Total segment selling, general, and administrative expenses	108,782	87,602	326,906	270,151
Segment operating income:
Clinical Solutions	172,473	161,401	457,811	379,111
Commercial Solutions	43,504	37,473	110,789	100,350
Total segment operating income	215,977	198,874	568,600	479,461
Direct costs and operating expenses not allocated to segments:
Share-based compensation included in direct costs	8,416	7,700	25,638	23,988
Share-based compensation included in selling, general, and administrative expenses	6,683	7,393	23,253	23,278
Corporate selling, general, and administrative expenses	24,059	23,056	71,348	58,513
Restructuring and other costs	7,209	6,523	18,403	23,414
Depreciation and amortization	56,254	55,448	171,903	167,576
Total income from operations	$113,356	$98,754	$258,055	$182,692

13. Operations by Geographic Location

The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
North America (a)	$821,700	$694,286	$2,334,929	$2,085,895
Europe, Middle East, and Africa	324,816	258,590	969,887	768,938
Asia-Pacific	159,078	121,155	429,768	348,394
Latin America	42,636	24,973	105,002	72,531
Total revenue	$1,348,230	$1,099,004	$3,839,586	$3,275,758

(a) Revenue for the North America region includes revenue attributable to the U.S. of $775.7 million and $659.6 million, or 57.5% and 60.0% of total revenue, for the three months ended September 30, 2021 and 2020, respectively. Revenue for the North America region includes revenue attributable to the U.S. of $2,192.4 million and $1,981.7 million, or 57.1% and 60.5% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. No other country represented more than 10% of total revenue for any period.

The following table summarizes long-lived assets by geographic area (in thousands, all intercompany transactions have been eliminated):

	September 30, 2021	December 31, 2020
Property and equipment, net:
North America (a)	$151,016	$161,531
Europe, Middle East, and Africa	37,390	38,745
Asia-Pacific	11,168	11,167
Latin America	5,905	4,757
Total property and equipment, net	$205,479	$216,200

(a) Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $145.4 million and $156.0 million as of September 30, 2021 and December 31, 2020, respectively.

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

As of September 30, 2021 and December 31, 2020, substantially all of the Company’s cash and cash equivalents were held within the U.S.

No single customer accounted for greater than 10% of the Company’s revenue for the three and nine months ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, no single customer accounted for greater than 10% of the Company’s accounts receivable and unbilled services (including contract assets) balances.

15. Related-Party Transactions

For the three and nine months ended September 30, 2021, the Company had combined revenue of $0.9 million and $2.8 million, respectively, and, as of September 30, 2021, combined receivables of $1.5 million from two customers whose board of directors each included a member who was also a member of the Company’s Board. For the three and nine months ended September 30, 2021, the Company incurred expenses of $0.6 million and $2.0 million, respectively, for professional services obtained from the related party noted in the paragraph below.

No related party expenses were recorded for the three months ended September 30, 2020. During the second quarter of 2020, the Company sold its contingent staffing business to a related party in exchange for potential future cash consideration not to exceed $4.0 million. Based on the financial results of the business one year after the divestiture date, the Company recognized $1.8 million of contingent consideration in other (income) expense, net in the second quarter of 2021. The future cash consideration is contingent on the financial performance of the sold business through May 31, 2023. The Company will recognize the contingent consideration in the consolidated statements of income in the period the contingency is resolved. No significant related-party revenue was recorded for the nine months ended September 30, 2020.

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

On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against the Company and certain of its officers on behalf of a putative class of its shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.), was filed in the Southern District of New York (the “Bermudez action”), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.), was filed on January 25, 2018 in the Eastern District of North Carolina (the “Vaitkuvienë action”). On March 30, 2018, the Bermudez action was dismissed voluntarily. After the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund were appointed as Lead Plaintiffs in the Vaitkuvienë action, Lead Plaintiffs filed an amended complaint on July 30, 2018, which named as defendants the Company, Alistair Macdonald, Gregory S. Rush, Michael A. Bell and each member of the Company’s board of directors at the time of the stockholder vote on the 2017 merger (the “Merger”) of INC Research with an affiliate of inVentiv Health, Inc. (“inVentiv”). The amended complaint alleged claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company’s common stock between May 10, 2017 and November 8, 2017, contending that the Company published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to and following the Merger. On September 20, 2018, Defendants moved to dismiss the action. On August 30, 2021, the District Court entered an order granting the motion to dismiss in its entirety, but allowed Lead Plaintiffs the opportunity to seek leave to further amend their complaint. On October 4, 2021, Lead Plaintiffs advised the Court that it would not seek to further amend their complaint, and on October 21, 2021, the Court entered judgment for Defendants. The deadline for Lead Plaintiffs to appeal from this judgment is November 22, 2021.

The Company is presently unable to predict the duration, scope, or result of the foregoing putative class actions, or any other related lawsuit. As such, the Company is presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, related to these matters. While the Company intends to defend any further proceedings in the putative class action litigation vigorously, the outcome of such litigation or any other litigation is necessarily uncertain. The Company could be forced to expend significant resources in the defense of these lawsuits or future ones, and it may not prevail. As such, these matters could have a material adverse effect on the Company's business, annual, or interim results of operations, cash flows, or its financial condition.

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

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such, including our business strategy, the future impact of the COVID-19 pandemic on our business, financial results, and financial condition, benefits of acquisitions, and planned capital expenditures. Without limiting the foregoing, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “should,” “would,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

During the three months ended September 30, 2021, we acquired StudyKIK, a leading technology-enabled clinical trial recruitment and retention company, expanding our portfolio of patient-direct, technology-enabled solutions. StudyKIK supports patient recruitment, patient retention, eConsent Solutions, Telemedicine Video Calling, and study companion mobile applications to expedite clinical trials, which we believe will result in benefits to customers including accelerated patient enrollment and retention, extensive patient population-based insights, improved site, sponsor and physician experiences, and reduced patient burden.

Prior period segment results have been recast to reflect the transfer of the Kinapse Regulatory and Operations Consulting service lines from Commercial Solutions to Clinical Solutions to align with management reporting in 2021.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization designated the outbreak of the novel strain of coronavirus that causes the disease known as COVID-19 as a global pandemic. Governments and businesses around the world have taken unprecedented actions to mitigate the spread of COVID-19, including, but not limited to, shelter-in-place orders, quarantines, significant restrictions on travel, social distancing practices as well as restrictions that prohibit many employees from going to work in person. As a result, we experienced significant impacts to our business and results of operations from COVID-19 during 2020 and to a lesser extent for the nine months ended September 30, 2021. While certain governments have eased restrictions, the pandemic continues to be disruptive to our business. The pandemic and associated economic impacts are expected to continue to impact our future financial condition, results of operations and cash flows.

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

Our backlog as of September 30 was as follows (in millions):

	2021	2020	Change
Clinical Solutions	$11,281.4	$9,222.4	$2,059.0	22.3%
Commercial Solutions - Deployment Solutions	732.8	586.7	146.1	24.9%
Total backlog	$12,014.2	$9,809.1	$2,205.1	22.5%

We expect approximately $1.16 billion of our backlog as of September 30, 2021 will be recognized as revenue during the remainder of 2021. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.

Net New Business Awards

New business awards, net of cancellations, for the TTM periods ended September 30 were as follows (in millions):

	2021	2020
Clinical Solutions	$5,322.2	$4,739.6
Commercial Solutions	1,331.1	1,152.5
Total net new business awards	$6,653.3	$5,892.1

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

Results of Operations

The following table sets forth amounts from our condensed consolidated statements of income along with dollar and percentage changes (in thousands, except percentages):

	Three Months Ended September 30,
	2021	2020	Change
Revenue	$1,348,230	$1,099,004	$249,226	22.7%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,031,887	820,228	211,659	25.8%
Selling, general, and administrative expenses	139,524	118,051	21,473	18.2%
Restructuring and other costs	7,209	6,523	686	10.5%
Depreciation and amortization	56,254	55,448	806	1.5%
Total operating expenses	1,234,874	1,000,250	234,624	23.5%
Income from operations	113,356	98,754	14,602	14.8%
Total other expense, net	12,947	31,384	(18,437)	(58.7)%
Income before provision for income taxes	100,409	67,370	33,039	49.0%
Income tax expense	22,166	3,954	18,212	460.6%
Net income	$78,243	$63,416	$14,827	23.4%

	Nine Months Ended September 30,
	2021	2020	Change
Revenue	$3,839,586	$3,275,758	$563,828	17.2%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	2,969,718	2,550,134	419,584	16.5%
Selling, general, and administrative expenses	421,507	351,942	69,565	19.8%
Restructuring and other costs	18,403	23,414	(5,011)	(21.4)%
Depreciation and amortization	171,903	167,576	4,327	2.6%
Total operating expenses	3,581,531	3,093,066	488,465	15.8%
Income from operations	258,055	182,692	75,363	41.3%
Total other expense, net	59,596	65,899	(6,303)	(9.6)%
Income before provision for income taxes	198,459	116,793	81,666	69.9%
Income tax expense	39,587	15,892	23,695	149.1%
Net income	$158,872	$100,901	$57,971	57.5%

Revenue

For the three months ended September 30, 2021, our revenue increased by $249.2 million, or 22.7%, to $1,348.2 million from $1,099.0 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021, our revenue increased by $563.8 million, or 17.2%, to $3,839.6 million from $3,275.8 million for the nine months ended September 30, 2020. These increases were primarily driven by growth in both our Clinical Solutions and Commercial Solutions segments as discussed below.

No single customer accounted for greater than 10% of our total consolidated revenue for the three and nine months ended September 30, 2021 and 2020. Revenue from our top five customers accounted for approximately 24% and 23% of revenue for the three months ended September 30, 2021 and 2020, respectively, and 22% of revenue for both the nine months ended September 30, 2021 and 2020.

Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended September 30,
	2021	% of total	2020	% of total	Change
Clinical Solutions	$1,037,445	76.9%	$837,237	76.2%	$200,208	23.9%
Commercial Solutions	310,785	23.1%	261,767	23.8%	49,018	18.7%
Total revenue	$1,348,230		$1,099,004		$249,226	22.7%

	Nine Months Ended September 30,
	2021	% of total	2020	% of total	Change
Clinical Solutions	$2,966,541	77.3%	$2,475,560	75.6%	$490,981	19.8%
Commercial Solutions	873,045	22.7%	800,198	24.4%	72,847	9.1%
Total revenue	$3,839,586		$3,275,758		$563,828	17.2%

Clinical Solutions

For the three and nine months ended September 30, 2021, revenue attributable to our Clinical Solutions segment increased compared to the same periods in the prior year, primarily driven by recovery from the COVID-19 pandemic and the acquisitions of SHCR Holdings Corporation (“Synteract”) and Illingworth Research Group™ (“Illingworth Research”) that were completed in the fourth quarter of 2020. The recovery from the COVID-19 pandemic includes increased project start-ups, including larger pharmaceutical customer relationships and COVID-19 projects that generally have higher reimbursable out-of-pocket expenses. The revenue increase for the nine months ended September 30, 2021 was partially offset by a decrease related to the divestiture of our contingent staffing business in the second quarter of 2020. For the three and nine months ended September 30, 2021, revenue was positively impacted by $6.8 million and $44.1 million, respectively, from fluctuations in foreign currency exchange rates compared to the same periods in the prior year.

Although we are aggressively managing our response to the COVID-19 pandemic, we expect that the COVID-19 pandemic will continue to negatively impact our Clinical Solutions revenue throughout the remainder of 2021, depending on the continuation of the pandemic. At this time, we believe that the ongoing impacts to revenue in our Clinical Solutions segment will be less significant but similar in nature to those experienced in 2020 with the most significant being the trend of more remote monitoring visits and delayed patient enrollment, resulting in lower reimbursable out-of-pocket expenses and related revenue as the recovery continues. We expect a moderate increase in the use of remote monitoring from pre-COVID-19 levels, although below levels necessitated in 2020.

Commercial Solutions

For the three and nine months ended September 30, 2021, revenue attributable to our Commercial Solutions segment increased compared to the same periods in the prior year, primarily driven by recovery from the COVID-19 pandemic and strength in new project start-ups. The revenue increases were partially offset by decreases related to the divestiture of our medication adherence business in the fourth quarter of 2020.

Although we are aggressively managing our response to the COVID-19 pandemic, we expect that the COVID-19 pandemic will continue to negatively impact our Commercial Solutions revenue throughout the remainder of 2021, depending on the continuation of the pandemic. At this time, we believe that the ongoing impacts to revenue in our Commercial Solutions segment will be temporary and relate to delayed decision-making related to new business awards, delays or cancellations of existing projects, declines in field team visits to healthcare providers and investigator meetings, and travel disruptions, similar to but less significant than those experienced in 2020, resulting in lower reimbursable out-of-pocket expenses and revenue relative to pre-pandemic levels as the recovery continues.

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

Direct costs were as follows (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Direct costs (exclusive of depreciation and amortization)	$1,031,887	$820,228	$211,659	25.8%
% of revenue	76.5%	74.6%
Gross margin %	23.5%	25.4%

	Nine Months Ended September 30,
	2021	2020	Change
Direct costs (exclusive of depreciation and amortization)	$2,969,718	$2,550,134	$419,584	16.5%
% of revenue	77.3%	77.8%
Gross margin %	22.7%	22.2%

For the three months ended September 30, 2021, our direct costs increased by $211.7 million, or 25.8%, compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, our direct costs increased by $419.6 million, or 16.5%, compared to the nine months ended September 30, 2020. These increases were primarily driven by higher reimbursable out-of-pocket expenses, impacts from the acquisitions that were completed in the fourth quarter of 2020, and temporary cost management strategies in response to the COVID-19 pandemic in the prior year. These increases were partially offset by decreases from business divestitures in 2020.

Clinical Solutions

Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Direct costs	$777,065	$607,951	$169,114	27.8%
% of segment revenue	74.9%	72.6%
Segment gross margin %	25.1%	27.4%

	Nine Months Ended September 30,
	2021	2020	Change
Direct costs	$2,243,988	$1,887,611	$356,377	18.9%
% of segment revenue	75.6%	76.2%
Segment gross margin %	24.4%	23.8%

For the three months ended September 30, 2021, our Clinical Solutions segment direct costs increased by $169.1 million, or 27.8%, compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, our Clinical Solutions segment direct costs increased by $356.4 million, or 18.9%, compared to the nine months ended September 30, 2020. These increases were primarily driven by higher reimbursable out-of-pocket expenses, impacts from the acquisitions that were completed in the fourth quarter of 2020, temporary cost management strategies in response to the COVID-19 pandemic in the prior year, and negative impacts of foreign exchange rate fluctuations. These increases were partially offset by positive impacts from our ForwardBound margin enhancement initiative. The increase related to the nine months ended September 30, 2021 was also partially offset by a decrease from the divestiture of our contingent staffing business in the second quarter of 2020.

Gross margins for our Clinical Solutions segment were 25.1% and 27.4% for the three months ended September 30, 2021 and 2020, respectively, and 24.4% and 23.8% for the nine months ended September 30, 2021 and 2020, respectively. Gross margin was lower for the three months ended September 30, 2021 as compared to the same period in the prior year due to higher costs in the current year primarily driven by recovery from the COVID-19 pandemic, including higher reimbursable out-of-pocket expenses and temporary cost management strategies in response to the COVID-19 pandemic in the prior year, as well as negative impacts of foreign exchange rate fluctuations. Gross margin was higher for the nine months ended September 30, 2021 as compared to the same period in the prior year primarily due to revenue growth and positive impacts from our ForwardBound margin enhancement initiative, partially offset by higher reimbursable out-of-pocket expenses, temporary cost management strategies in response to the COVID-19 pandemic in the prior year, and negative impacts of foreign exchange rate fluctuations.

Commercial Solutions

Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Direct costs	$246,406	$204,577	$41,829	20.4%
% of segment revenue	79.3%	78.2%
Segment gross margin %	20.7%	21.8%

	Nine Months Ended September 30,
	2021	2020	Change
Direct costs	$700,092	$638,535	$61,557	9.6%
% of segment revenue	80.2%	79.8%
Segment gross margin %	19.8%	20.2%

For the three months ended September 30, 2021, our Commercial Solutions segment direct costs increased by $41.8 million, or 20.4%, compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, our Commercial Solutions segment direct costs increased by $61.6 million, or 9.6%, compared to the nine months ended September 30, 2020. These increases were primarily related to recovery from the COVID-19 pandemic and temporary cost management strategies in the prior year, partially offset by the divestiture of our medication adherence business in the fourth quarter of 2020.

Gross margins for our Commercial Solutions segment were 20.7% and 21.8% for the three months ended September 30, 2021 and 2020, respectively, and 19.8% and 20.2% for the nine months ended September 30, 2021 and 2020, respectively. Gross margins were lower during the current year periods as compared to the same periods in the prior year due to higher costs in the current year primarily driven by recovery from the COVID-19 pandemic, including the impact of temporary cost management strategies in response to the COVID-19 pandemic in the prior year and higher reimbursable out-of-pocket expenses.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Selling, general, and administrative expenses	$139,524	$118,051	$21,473	18.2%
% of total revenue	10.3%	10.7%

	Nine Months Ended September 30,
	2021	2020	Change
Selling, general, and administrative expenses	$421,507	$351,942	$69,565	19.8%
% of total revenue	11.0%	10.7%

Selling, general, and administrative expenses for the three and nine months ended September 30, 2021 increased compared to the same periods in 2020 primarily due to the acquisitions that were completed in the fourth quarter of 2020, including higher transaction and integration-related expenses, and temporary cost management strategies in response to the COVID-19 pandemic in the prior year. Transaction and integration-related expenses are no longer reported separately and are included in selling, general, and administrative expenses. These increases were partially offset by positive impacts from our ForwardBound margin enhancement initiative.

Restructuring and Other Costs

Restructuring and other costs were $7.2 million and $6.5 million for the three months ended September 30, 2021 and 2020, respectively, and $18.4 million and $23.4 million for the nine months ended September 30, 2021 and 2020, respectively. The costs incurred during the three and nine months ended September 30, 2021 were primarily related to our ForwardBound margin enhancement initiative as we continue the ongoing evaluations of our workforce and facilities infrastructure needs in an effort to optimize our resources. The costs incurred during the three and nine months ended September 30, 2020 were primarily related to our cost management strategies in response to the COVID-19 pandemic as well as our ForwardBound initiative.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Employee severance and benefit costs	$3,438	$5,903	$11,815	$21,171
Facility and lease termination costs	3,760	497	6,530	1,605
Other costs	11	123	58	638
Total restructuring and other costs	$7,209	$6,523	$18,403	$23,414

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

Depreciation and Amortization Expense

Total depreciation and amortization expense was $56.3 million and $55.4 million for the three months ended September 30, 2021 and 2020, respectively, and $171.9 million and $167.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increases in total depreciation and amortization expense in the current year compared to the prior year periods were primarily due to the acquisitions that were completed in the fourth quarter of 2020, partially offset by decreases due to fully amortized intangible assets from prior acquisitions.

Total Other Expense, Net

Total other expense, net consisted of the following (dollars in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Interest income	$76	$126	$(50)	(39.7)%
Interest expense	16,698	20,316	(3,618)	(17.8)%
Loss on extinguishment of debt	—	346	(346)	(100.0)%
Other (income) expense, net	(3,827)	10,596	(14,423)	n/m
Total other expense, net	$12,947	$31,384	$(18,437)	(58.7)%

	Nine Months Ended September 30,
	2021	2020	Change
Interest income	$5	$(332)	$337	n/m
Interest expense	62,645	68,458	(5,813)	(8.5)%
Loss on extinguishment of debt	2,802	346	2,456	709.8%
Other income, net	(5,856)	(2,573)	(3,283)	(127.6)%
Total other expense, net	$59,596	$65,899	$(6,303)	(9.6)%

Total other expense, net was $12.9 million and $31.4 million for the three months ended September 30, 2021 and 2020, respectively, and $59.6 million and $65.9 million for the nine months ended September 30, 2021 and 2020, respectively. The decreases in interest expense were primarily due to reductions in our higher interest rate debt as a result of debt prepayments and refinancing transactions as well as lower interest rates on our variable interest rate debt. The losses on extinguishment of debt were the result of our debt prepayments and refinancing transaction. Other (income) expense, net and other income, net primarily consist of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency, other gains and losses related to investments, and contingent consideration related to divested businesses.

Income Tax Expense

For the three and nine months ended September 30, 2021, we recorded income tax expense of $22.2 million and $39.6 million, respectively, compared to pre-tax income of $100.4 million and $198.5 million, respectively. Income tax expense for the three and nine months ended September 30, 2021 included discrete tax benefits of $0.7 million and $6.5 million, respectively, primarily related to excess tax benefits from share-based compensation. The effective tax rates for the three and nine months ended September 30, 2021, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign tax credits, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and state and local taxes on U.S. income.

For the three and nine months ended September 30, 2020, we recorded income tax expense of $4.0 million and $15.9 million, respectively, compared to pre-tax income of $67.4 million and $116.8 million, respectively. Income tax expense for the three and nine months ended September 30, 2020 included discrete tax benefits of $18.8 million and $24.3 million, respectively, primarily related to the recognition of U.S. federal unrecognized tax benefits, excess tax benefits from share-based compensation, and the tax benefit from foreign tax credits claimed on amended returns filed during the year. The effective tax rates for the three and nine months ended September 30, 2020, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the GILTI provisions, state and local taxes on U.S. income, and research and general business credits.

We currently maintain a valuation allowance against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of September 30, 2021. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources

Key measures of our liquidity were as follows (in thousands):

	September 30, 2021	December 31, 2020
Balance sheet statistics:
Cash and cash equivalents	$122,425	$271,901
Restricted cash	110	272
Working capital (excluding restricted cash)	75,818	160,409

As of September 30, 2021, we had $122.5 million of cash, cash equivalents, and restricted cash. As of September 30, 2021, substantially all of our cash, cash equivalents, and restricted cash was held within the U.S. In addition, we had $553.9 million (net of $16.1 million in outstanding letters of credit (“LOCs”)) available for borrowing under our revolving credit facility (the “Revolver”), of which $133.9 million was available for LOCs.

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

Indebtedness

As of September 30, 2021, we had approximately $2.95 billion of total principal indebtedness (including $48.2 million in finance lease obligations), consisting of $1.91 billion in term loan debt, $30.0 million under our Revolver, $600.0 million of 3.625% senior notes (the “Notes”), and $365.0 million in borrowings against our accounts receivable financing agreement. Approximately $931.7 million of our indebtedness (excluding finance leases) was subject to variable interest rates.

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

During the nine months ended September 30, 2021, we made $41.8 million and $560.5 million of voluntary prepayments against Term Loan A and Term Loan B, respectively, which were applied to future principal payments. As a result of these and previous voluntary prepayments, we are not required to make a mandatory payment against the principal balance of Term Loan A until October 2022 and Term Loan B has been paid in full. In connection with these prepayments, we recorded a $2.8 million loss on extinguishment of debt during the nine months ended September 30, 2021.

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

As of September 30, 2021, we were in compliance with all applicable debt covenants.

Revolver and Letters of Credit

The Revolver includes LOCs with a sublimit of $150.0 million. As of September 30, 2021, we had $30.0 million of outstanding Revolver borrowings and $16.1 million of LOCs outstanding, leaving $553.9 million of available borrowings under the Revolver, including $133.9 million available for LOCs.

Accounts Receivable Financing Agreement

We have an accounts receivable financing agreement (as amended) with a termination date of October 3, 2022, unless terminated earlier pursuant to its terms. On January 28, 2021, we amended this agreement to increase the amount we can borrow from $300.0 million to $365.0 million, and drew down the additional $65.0 million to partially fund the Term Loan A and Term Loan B voluntary prepayments. Accordingly, there was no incremental impact on the outstanding principal of our debt. As of September 30, 2021, we had $365.0 million of outstanding borrowings under this agreement with no remaining borrowing capacity available.

On October 13, 2021, we further amended our accounts receivable financing agreement to increase the amount we can borrow from $365.0 million to $400.0 million, extended the maturity to October 2024, and drew down the additional $35.0 million. At the same time, we paid down $35.0 million on facilities under our Credit Agreement, resulting in no net impact on leverage.

Interest Rates

We have entered into various interest rate swaps to mitigate our exposure to changes in interest rates on our term loans. As of September 30, 2021, the percentage of our total principal debt (excluding finance leases) that is subject to fixed interest rates was approximately 68%. Each quarter-point increase or decrease in the applicable floating interest rate at September 30, 2021 would change our annual interest expense by approximately $2.3 million.

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

The following table sets forth repurchase activity under the Stock Repurchase Program from inception through September 30, 2021:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2021	600,000	$74.18	$44,505
May 2021	400,000	81.04	32,416
June 2021	500,000	81.20	40,600
Total	1,500,000		$117,521

As of September 30, 2021, we had remaining authorization to repurchase up to approximately $182.5 million of shares of our common stock under the Stock Repurchase Program.

Cash, Cash Equivalents and Restricted Cash

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$264,299	$311,167	$(46,868)
Net cash used in investing activities	(260,182)	(45,352)	(214,830)
Net cash used in financing activities	(155,483)	(188,176)	32,693

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased by $46.9 million during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease is primarily due to negative changes in operating assets and liabilities relative to the prior year period partially offset by higher cash-related net income. Fluctuations in accounts receivable, unbilled services (including contract assets), and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers, and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services (including contract assets), and deferred revenue can vary significantly from period to period.

Cash Flows from Investing Activities

For the nine months ended September 30, 2021, we used $260.2 million in cash for investing activities, which consisted of $226.3 million of payments related to acquisitions, including the acquisition of StudyKIK, and $29.9 million for purchases of property and equipment. We continue to closely monitor our capital expenditures, especially in light of the COVID-19 pandemic, while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.

For the nine months ended September 30, 2020, we used $45.4 million in cash for investing activities, which consisted of $38.5 million for purchases of property and equipment and $6.9 million for investments in unconsolidated affiliates.

Cash Flows from Financing Activities

For the nine months ended September 30, 2021, we used $155.5 million in cash for financing activities, which consisted primarily of repurchases of our common stock and net repayments of long-term debt. These payments were partially offset by proceeds from our accounts receivable financing arrangement and Revolver.

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

There were no share repurchases under the stock repurchase program for the three months ended September 30, 2021. As of September 30, 2021, we have remaining authorization to repurchase up to approximately $182.5 million of shares of our Class A common stock under the Stock Repurchase Program.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Eleventh Amendment to the Receivables Financing Agreement, dated as of October 13, 2021, by and among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC, as initial servicer, Regions Bank, as a lender, and PNC Bank, National Association, as administrative agent and as a lender.	—	—	—	Filed herewith
10.2	Sixth Amendment to the Purchase and Sale Agreement, dated as of October 13, 2021, among each of the entities listed on the signature pages hereto as an Originator, Syneos Health, LLC, as servicer, and Syneos Health Receivables LLC.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNEOS HEALTH, INC.

Date: November 2, 2021	BY:	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial Officer)