Form 10-K
period 2021-12-31
Syneos Health, Inc.
filed 2022-02-17
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price of $89.49 on June 30, 2021, was approximately $9,235,907,535.

As of February 10, 2022, there were approximately 104,221,138 shares of the registrant’s Class A common stock outstanding.

Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

SYNEOS HEALTH, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2021

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

Summary of Principal Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully the summary risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects.

•	The COVID-19 pandemic and associated economic repercussions have adversely impacted our business and results of operations, and are expected to continue to do so.
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

•	Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.
•	If we are unable to successfully increase our market share, our ability to grow our business and execute our growth strategies could be materially adversely affected.
•	Upgrading the information systems that support our operating processes and evolving the technology platform for our services pose risks to our business.
•

The operation of our early phase (Phase I and IIA) clinical facilities and the services we provide there as well as our clinical trial management, including direct interaction with clinical trial patients or volunteers, and our mobile research nursing clinical trial services, could create potential liability that may adversely affect our business, financial condition, results of operations, cash flows, and reputation.

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

PART I

Item 1. Business.

Overview

We are the only fully integrated biopharmaceutical solutions organization purpose-built to accelerate customer success. We lead with a product development mindset, strategically blending clinical development, medical affairs and commercial capabilities to address modern market realities for customers in the pharmaceutical, biotechnology, and healthcare industries. We offer both stand-alone and integrated biopharmaceutical product development solutions ranging from early phase (Phase I) clinical trials to the full commercialization of biopharmaceutical products, with the goal of increasing the likelihood of regulatory approval and commercial success while accelerating our customers’ delivery to patients in need worldwide.

We bring a deep understanding of patient and physician behaviors and market dynamics. Together we share insights, use the latest technologies, and apply advanced business practices to speed our customers’ delivery of important therapies to patients.

Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions. Our Clinical Solutions segment offers comprehensive global services for the development of diagnostics, drugs, biologics, devices, and digital therapeutics that span Phase I to IV of clinical development. The segment is organized around clinical pharmacology and bioanalytical services, workforce deployment, full-service clinical studies, real world evidence, and consulting. This segment offers individual services including product development and regulatory consulting, project management, protocol development, investigational site recruitment, clinical monitoring, technology-enabled patient recruitment and engagement, clinical home health services, clinical trial diversity, biometrics, and regulatory affairs; all across a comprehensive range of therapeutic areas. Our Commercial Solutions segment provides commercialization services, including deployment solutions, communication solutions (public relations, advertising, and medical communications), and consulting services. We integrate our clinical and commercial capabilities into customized solutions by sharing knowledge, data, and insights. This collaboration across the development and commercialization continuum facilitates unique insights into patient populations, therapeutic environments, product timelines, and the competitive landscape.

Founded more than three decades ago as an academic organization dedicated to central nervous system (“CNS”) research, we have translated that knowledge into a global organization with deep expertise across a wide range of therapeutic specialties, as well as full data services and regulatory advisory and implementation support capabilities. Over the past decade, we have built our scale and capabilities to become a leading global provider of Phase I to Phase IV clinical development services, as well as a full range of commercialization and other complementary services. We were established as INC Research in 1998, and our corporate headquarters are located in Morrisville, North Carolina. INC Research Holdings, Inc. was incorporated in Delaware in August 2010. We changed our name to Syneos Health, Inc. after our 2017 merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc.

COVID-19 Pandemic

The ongoing COVID-19 pandemic and associated economic repercussions have significantly impacted, and are expected to continue to impact, our business and our operations. With the spread of COVID-19 variants, the ongoing impacts of the COVID-19 pandemic could adversely impact our business and results of operations. See Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for further discussion of the potential continued impact of the pandemic on our business.

Our Market

The market for our solutions is primarily the biopharmaceutical industry that utilizes outsourced clinical drug and medical device development and commercialization services. We believe we are well-positioned to benefit from the following market trends:

Trends in clinical drug and medical device development. Biopharmaceutical companies continue to prioritize the outsourcing of Phase I to Phase IV clinical trials to contract research organizations (“CROs”). Several biopharmaceutical industry trends are increasing demand for outsourced research and development services from CROs:

•

Large biopharmaceutical companies (top 50 by prior year research and development (“R&D”) expenditure) rely on CRO relationships in order to remain flexible and efficient as they seek to reduce costs and accelerate development timelines, particularly in complex therapeutic areas such as oncology.

•

Small and mid-sized biopharmaceutical companies typically have limited infrastructure and resources, making them more likely to outsource their clinical development. While biotechnology funding in 2021 was lighter than the peak experienced in 2020, the funding environment remains robust relative to historical levels. As a result of this increased funding, emerging biotechnology companies represent a high growth customer segment opportunity within the market.

•	Phase IV/post-approval/real world evidence represents an increasing area of spending across all customer segments.

We believe that, based on industry sources and management estimates, the Phase I – IV clinical development market for CRO services will grow at a compound average annual rate of 6% to 8% through 2023, driven by a combination of research and development budget increases and further outsourcing spend. We estimate the total addressable clinical development market to be approximately $105 billion, of which $50 billion was outsourced to CROs in 2021.

Trends in commercialization outsourcing. We believe that, based on industry sources and management estimates, the market for biopharmaceutical commercial outsourcing will grow at a compound average growth rate of approximately 3% to 5% through 2023. We believe this potential growth is supported by: (i) significant biopharmaceutical sales and marketing budgets; (ii) a continuing shift toward specialty and more complex therapies requiring more complex and integrated sales and marketing execution; (iii) a robust funding environment, which provides capital to fuel development and commercialization spending, particularly for small to mid-sized companies; (iv) the strength of new drug approvals by the U.S. Food and Drug Administration (“FDA”) in recent years; (v) continued political scrutiny of pharmaceutical pricing, which is intensifying pressure for our customers to further reduce fixed costs by outsourcing; and (vi) an evolving industry landscape illustrated by a shift to more strategic relationships, particularly where economies of scale can reduce costs.

Increasingly challenging clinical development and commercialization environment. The biopharmaceutical industry is currently facing a number of challenges, including: (i) margin deterioration; (ii) reimbursement and provider access hurdles; (iii) fewer blockbuster and high profitability drugs; (iv) continued pressure from generic brand exposure; and (v) the consolidation of payers, healthcare systems, providers, and pharmacies. These challenges also make it more complicated to engage physicians and patients, making new product launches more difficult. At the same time, the industry is experiencing growing demand for specialty drugs, pressure to improve R&D productivity, the transition of the healthcare industry worldwide from a volume-based to a value-based reimbursement structure, and growing political and pricing pressures. Existing approaches to address these challenges include reducing overhead costs, optimizing the deployment of marketing and field assets, and refocusing product portfolios around therapeutic areas with depth of presence and expanded market access capabilities.

Optimization of biopharmaceutical R&D efficiency. Market forces and healthcare reform, including the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, the 21st Century Cures Act, and other governmental initiatives, place significant pressure on biopharmaceutical companies to improve cost efficiencies. At the same time, the complexity, size, duration, and globalization of clinical trials has increased drug development costs. In an effort to reduce these rising costs, biopharmaceutical companies need to demonstrate a new therapy’s relative improvement in quality, safety, and effectiveness compared to the current standard of care as early as possible in the development process. Outsourcing to CROs allows biopharmaceutical companies to deploy capital more efficiently, quickly benefiting from the CROs’ existing infrastructure and therapeutic expertise without having to continuously scale in-house development resources.

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

Management of increasingly complex clinical trials. The biopharmaceutical industry operates in an increasingly sophisticated and highly regulated environment and has responded to the demands of novel therapeutics by adapting efficient drug development processes. Complex clinical trial design expertise has emerged as a significant competitive advantage for select CROs that have a track record of successfully navigating country-specific regulatory, clinical trial protocol, and patient enrollment barriers, including sometimes subjective, evolving clinical endpoints. In addition, the therapeutic areas where we have significant experience and expertise, including neuroscience, hematology/oncology, and other complex disease areas, often require more complicated protocols than other disease indications. Many of these studies have longer durations due to these factors, resulting in demand for greater clinical trial proficiency and expertise in these therapeutic areas, particularly in light of new methods such as the use of biomarkers, gene therapy, and digital therapeutics.

Evolving commercialization outsourcing needs for large versus small to mid-sized biopharmaceutical companies. The needs of large versus small to mid-sized customers are evolving differently based upon their distinct infrastructure and corporate commercialization goals. Large biopharmaceutical companies tend to have robust internal resources and generally are seeking to augment these resources with individual outsourced services on a brand-by-brand basis. Frequently, they are also looking to establish enterprise vendor relationships with volume considerations to support broader cost savings initiatives. Conversely, small to mid-sized biopharmaceutical companies typically have limited product portfolios with fewer internal resources and less commercialization experience. As a result, these companies generally require the full spectrum of commercialization capabilities, what we call full-service commercial solutions. Historically, their only viable commercialization option was to enter into licensing agreements or a divestiture, which often meant surrendering a significant portion of an asset’s long-term economic value. However, with today’s funding environment driving sufficient capital for product launch, we believe these companies are becoming more receptive to commercialization alternatives that allow them to maintain their independence.

Rapid adoption of remote technology-enabled platforms. Accelerated by the COVID-19 pandemic, we have observed a significant increase in the adoption of remote and digital solutions to facilitate continued healthcare delivery to patients and support to healthcare providers (“HCPs”) for our customers’ products. Technology-enabled, insights-powered site- and patient-centric solutions that have been on the rise include risk-based and remote monitoring, home health, and virtual personal and non-personal outreach to medical facilities and clinics. In light of these trends, we have continued to invest in our Decentralized Solutions and Kinetic capabilities. Decentralized Solutions are designed to speed clinical trial data collection, ease site and patient burden, expand available patient populations, and improve patient diversity. Kinetic is designed to digitally enhance our Commercial Solutions by synchronizing customer engagement across multiple personal and digital channels to provide real-time performance data and intelligence. In addition to investing in our current technologies, we invested in new technology and data capabilities in 2021 through our acquisitions of StudyKIK Corporation (“StudyKIK”) and RxDataScience, Inc. (“RxDataScience”). StudyKIK expands our portfolio of patient-direct, technology-enabled solutions while RxDataScience helps biopharmaceutical customers solve challenging problems through advanced analytics, data management, and artificial intelligence. As adoption of remote technology-enabled platforms increases over the longer term, we believe these capabilities provide an opportunity for improved efficiencies that could help to offset the potential revenue impact from reduced travel and other reimbursable expenses, while improving access to clinical trials and the health of patients worldwide.

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

Global leadership and experience in biopharmaceutical outsourcing. We believe our scale, global reach, and breadth of services, coupled with our deep industry expertise and experience, are critical to our customers who are seeking to consolidate their outsourcing to a smaller set of large global providers. We offer our services through a highly skilled staff of more than 28,000 employees and contingent workers located in more than 60 countries as of December 31, 2021, and have conducted work in more than 110 countries. In addition, over the last five years, more than 94% of all new molecular entities approved by the U.S. Food and Drug Administration (“FDA”) and 95% of the products granted marketing authorization by the European Medicines Agency (“EMA”) have been developed or commercialized with our support.

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

Proprietary Methodology – the Trusted Process®. Since 2006, we have used the Trusted Process® to standardize our delivery methodology in the conduct of clinical trials, which increases our service delivery predictability, accelerates median clinical study start-up time on new projects, and reduces operational risk. We have recently evolved the Trusted Process to reflect the “product development mindset” that biopharmaceutical customers are increasingly expecting from a service provider and to provide our customers an operational strategy best designed to maximize their research and development investments.

Our dedicated Operations Management function defines, maintains, improves, and ensures consistent application of the Trusted Process® across our global footprint. In addition, it contributes to the absolute reduction of cycle times in critical path milestones, providing greater operating efficiency, more predictable project schedules, and a reduction in overall delivery timelines. Our metrics-driven Trusted Process® methodology is divided into four phases:

•	PlanActivation® – the design phase, where the objectives are analyzed utilizing our therapeutic and technical subject matter experience to develop a quality-driven strategy for success;
•	QuickStart® – the engineering phase, which serves to align the team to the strategy, create shared expectations, and develop a joint execution plan;
•

ProgramAccelerate® – the execution and control phase, where we proactively manage conduct. Data is used to ensure timelines, risks, issues, and quality are actively managed while maintaining positive relationships with all stakeholders; and

•	QualityFinish® – the closing phase, where we develop a closeout plan that accounts for the remaining deliverables and provision of actionable data and/or the final product.

While initially developed to better manage clinical trial complexity, the Trusted Process® is also actively deployed in our early phase, real world and late phase (“RWLP”), functional service provider (“FSP” or “FSP360”), Global Client Solutions, and Syneos One® offerings. Additionally, it is being adapted and deployed as warranted within our commercial service portfolio to further drive efficiency, consistency, and quality in our integrated operations.

Functional Service Provider Model. Our FSP360 model provides flexible resourcing solutions in the areas of biostatistics and programming, data management, drug safety and pharmacovigilance, study start-up, medical writing, clinical monitoring, trial master file support, and site and investigator payments. Our model includes a comprehensive plan designed to ensure both speed and quality for operations, relationship management, communication, quality and risk mitigation, and internal processes and tools. We collaborate extensively across functional teams to ensure customer needs are appropriately identified and supported.

Adding value across the biopharmaceutical product life cycle. We believe our ability to utilize our broad experience, data assets, and information technology assets across our full suite of services uniquely positions us to provide solutions that help biopharmaceutical customers optimize execution and reduce costs throughout the product development life cycle using the following capabilities:

•

Superior clinical trial design: We believe our expanding clinical and commercial knowledge and our access to electronic medical records and claims data allows us to expedite the completion of clinical trials without sacrificing quality, improving the probability of regulatory approval, and subsequent commercial success.

•

Enhanced site selection and patient recruitment: We utilize our data assets, behavioral insights, social media, communications capabilities, and our expanded portfolio of patient-direct, technology-enabled solutions to enhance the speed and success of site selection and patient recruitment. These capabilities provide additional value with effective patient engagement, particularly for compliance with protocol requirements, and long-term patient retention.

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

•

Full-service commercial: We enable companies to develop, launch, and commercially support their brands by accessing our comprehensive solutions, and acting as their virtual commercialization infrastructure. In 2021, approximately 33% of our commercialization customers purchased services from more than one of our commercialization services offerings. These customers represented approximately 88% of our Commercial Solutions revenue in 2021.

•

Efficient project ramp-up: We scale clinical or commercial projects rapidly and effectively through our recruiting, training, and deployment capabilities, leveraging our dedicated recruiting personnel and our proprietary database of approximately 1.1 million industry professionals.

Harmonizing diverse data via Dynamic Assembly® to create “asset customized” insights. Our strategic, capital-efficient approach to data and technology, Dynamic Assembly®, allows us to quickly address the nuances of each customer challenge from their clinical trial protocol through to their commercial product launch. Our open, source-agnostic and flexible architecture focuses on integrating quality data with the insights and best practices we have established during our decades of developing and commercializing biopharmaceutical products. We have access to significant data assets from a diverse number of sources including a variety of third-party data and technology providers, as well as our clinical and commercial operations. Our recent acquisitions of StudyKIK and RxDataScience are intended to deliver new technology-enabled, data-driven insights to customers, helping to improve access to and diversity in clinical trials. Together, our acquisitions and partnerships with best-of-breed providers for Dynamic Assembly are helping customers harmonize multiple data types and sources, both structured and unstructured, creating new “asset-customized” data aimed at achieving deeper patient behavioral learnings and insights.

Agile, insights-driven virtual/digital solutions. We believe our innovative digital solutions, underpinned by our unique combination of therapeutic and behavioral insights, position us to address the evolving market dynamics in which our customers operate. These solutions include:

•

Decentralized Solutions is our clinical model that allows for configurable, decentralized trials using a patient-centric approach supported by Dynamic Assembly to move beyond traditional trial design. We partner with best of breed technology and data providers, including some of our own – and leverage our clinical and commercial insights, therapeutic expertise, and knowledge of the site and patient communities – to design solutions that best fit the needs of a particular customer and protocol.

•

Technology-enabled solutions. These solutions help to drive increased performance in areas like clinical trial diversity, clinical trial protocol insights, decentralized clinical trials, real world evidence generation, and omnichannel analytics. For example, Kinetic is designed to optimize HCP engagement and accelerate patient referrals into clinical trials through advanced targeting and digital capabilities. Kinetic is our modern customer engagement capability that integrates intelligence to accelerate impact and optimize commercial performance of customer brands. This omnichannel capability enables our field teams to transition to virtual and hybrid teams, while overlaying new digital capabilities. As adoption of telehealth and digital channels increases, a greater number of siloed and uncoordinated channels are touching HCPs. This leads to reduced effectiveness of commercial programs. Kinetic addresses this challenge by deploying advanced targeting, analytics, and the latest technologies – powered by a team of data scientists and behavioral experts – to create connected intelligence across channels, platforms, and content. The net result of Kinetic is optimized outcomes for our customers, leveraging the appropriate combination and timing of communications to drive improved brand performance.

•

Therapeutic expertise and organizational alignment. We believe our approach for aligning Clinical Solutions business units therapeutically, particularly local country team alignment of clinical research associates (“CRAs”) by therapeutic area, differentiates us from our competitors and has played a key role in our growth, ability to win new clinical trials, and the successful relationships we have developed with clinical research sites. Our therapeutic expertise is managed by our senior leadership and delivered by our senior scientific and medical staff. Looking ahead, we are strengthening our local country teams for effective employee engagement while maintaining our advantage of therapeutically aligning CRAs. We believe this “global to local” therapeutic approach improves the effectiveness and efficiency of our customers’ clinical trials by ensuring that our clinical staff working at our investigative sites have the therapeutic expertise and experience required to manage clinical trials. We also believe our specialized therapeutic expertise within our Commercial Solutions segment is unique in our industry and is becoming increasingly important to our customers as therapies become more complex and targeted. Our experienced medical and scientific professionals include more than 1,700 employees with M.D.s, Ph.D.s, or Pharm D.s. These employees apply innovative insights and science to clinical trials as well as to the commercialization of products and support customers across both our Clinical Solutions and Commercial Solutions segments.

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

Diversified customer base with a growing number of preferred provider relationships. We have a customer base of over 800 customers that includes nearly all of the 50 largest global biopharmaceutical companies (based on annual investment in research and development). Additionally, our customer base is geographically diverse with well-established relationships in the United States (“U.S.”), Europe, and Asia. We have several customers with whom we have achieved “preferred provider” or strategic alliance relationships. We define these customers as relationships from which we generate significant revenue and where we have executed master service agreements in addition to regularly scheduled strategy meetings to discuss the status of our relationship, and for which we serve as a preferred supplier of services. We have also entered into strategic agreements with small to mid-sized (“SMID”) biopharmaceutical companies to develop their full portfolio of products from early clinical development through commercialization. We believe these relationships provide us enhanced opportunities for more business, although they are not a guarantee of future business. Our 2020 acquisition of Synteract further enhanced our leading position for serving customers across the SMID category, diversifying our customer base and expanding support to the high-growth emerging biopharmaceutical segment. We continue to experience strong SMID demand, as evidenced by double-digit growth in our request-for-proposal volumes in 2021 as compared to 2020.

Highly experienced management team with a successful track record of delivering growth. We have a dedicated executive management team with significant experience and knowledge focused on the biopharmaceutical industry. Each member of our leadership team has 15 years or more of experience, including experience with biopharmaceutical companies, payers, healthcare systems, and outsourced services providers. This team has successfully grown our company into a leading biopharmaceutical solutions organization through a combination of organic growth and strategic acquisitions.

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

Continued penetration of the small and mid-sized biopharmaceutical market. We are a leader in the small and mid-sized biopharmaceutical market, which is the fastest growing segment of the market, and we believe there is further opportunity to grow this segment. Our 2020 acquisition of Synteract further enhanced our leading position for serving SMID customers, diversifying our customer base and expanding support to high-growth emerging biopharmaceutical companies. Small and mid-sized biopharmaceutical companies typically have fewer internal resources, less existing infrastructure, and less clinical development and commercialization experience. This customer segment is attracted to our full suite of clinical and commercialization services, our Syneos One® offering, our therapeutic expertise and organizational alignment down to the CRA level, and our Trusted Process® operating model.

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

Strengthen our geographic footprint. We have developed a global platform with a presence in all of the major biopharmaceutical markets and intend to further expand our business outside of the U.S., targeting regions where we are underpenetrated and that offer significant growth opportunities. We have expanded our capabilities, existing relationships, and local regulatory knowledge, which we believe will continue to position us well for new customer wins in a wide array of markets. We have added geographic reach through both acquisitions and organic growth in areas such as Asia-Pacific, Latin America, the Middle East and Africa, and Europe, which we believe is critical to obtaining business awards from large and mid-sized biopharmaceutical companies. We may also selectively identify and acquire complementary businesses to enhance our services, capabilities, and geographic presence.

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

Drive acceleration of commercial outsourcing with our Syneos One® offering. We believe regulatory approval is only the first step towards a successful outcome, as our customers cannot earn a positive economic return for their asset until they achieve significant adoption in the commercial marketplace. We believe our Syneos One® offering is uniquely positioned to determine the appropriate mix of clinical and commercial solutions to help customers optimize the development process of their products and maximize the return on their investment. In addition, Syneos One® enables multiple selling points along the operational timeline of product development. The need for a full suite of product development services is particularly strong with our small to mid-sized customers in the near-term, given their increased access to funding to bring a product to the market coupled with their limited internal resources. Large biopharmaceutical companies may represent a long-term opportunity if market pressures to reduce fixed-cost infrastructures further intensify. Given our strong relationships in both customer segments and our breadth of services, including our focus on Medical Affairs, we believe we are well positioned to capitalize on the needs of both customer types.

Meet demand for comprehensive commercialization solutions. Customer preference and the complexity of product development in the modern market is creating increasing demand for a full-service experience for commercial customers. We believe a move to more integrated outsourcing will drive future growth and further diversify our revenue and backlog. This full-service model creates a collaborative relationship, allowing for solutions that incorporate data and insights to drive patient-centric approaches. This combination helps achieve the customer’s goal of maximizing product performance while diversifying our Commercial portfolio, which we believe can drive more predictable revenue.

Successfully acquire and integrate companies and evaluate and pursue other strategic initiatives to augment our organic growth. As part of our ongoing business strategy, we regularly evaluate new opportunities for growth through strategic initiatives, including potential acquisitions, investments, dispositions, or other transformative transactions.

We closed the following strategic acquisitions during 2021:

•

StudyKIK, a leading clinical trial recruitment and retention company, expanding our portfolio of patient-direct, technology-enabled solutions. StudyKIK supports patient recruitment, patient retention, eConsent Solutions, Telemedicine Video Calling, and study companion mobile applications to expedite clinical trials, which we believe will result in benefits to customers including accelerated patient enrollment and retention, extensive patient population-based insights, improved site, sponsor, and physician experiences, and reduced patient burden.

•

RxDataScience, a specialist organization that helps biopharmaceutical customers solve challenging problems through advanced analytics, data management, and artificial intelligence. RxDataScience is well aligned to our lab to life model offering advanced analytic solutions across the entire product development spectrum from clinical through commercial.

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

Continue to enhance our Trusted Process® methodology to deliver superior outcomes. We intend to continue the development and enhancement of our Trusted Process® methodology, which has delivered measurable, beneficial results for our customers and provides actionable data that can expedite drug development decisions. While originally developed through years of experience and refinement in our Clinical Solutions segment, we are proactively evaluating opportunities to also deploy the Trusted Process® within our RWLP, FSP360 and Syneos One® offerings and is being adapted and deployed as warranted across our commercial service portfolio to further drive efficiency, consistency, and quality in our integrated operations. We believe our Trusted Process® will continue to lead to high levels of customer satisfaction, particularly as we evolve to a product life cycle operating model.

Our Services

We provide services through two reportable segments: Clinical Solutions and Commercial Solutions. Each reportable segment provides multiple service offerings that – when combined through the sharing of critical insights and data – creates a fully-integrated biopharmaceutical outsourced services provider. Our Clinical Solutions segment offers a variety of clinical development services spanning Phase I to Phase IV, including full-service global studies, unbundled service offerings, and real world evidence studies. Our Commercial Solutions segment provides customers with the full range of commercialization solutions, which include specialized field teams, communications solutions (advertising, public relations, and medical communications), and consulting services.

Behavioral Insights
Dynamic Assembly®
Syneos One®
Advisory & Strategic Services
Clinical Solutions
Commercial Solutions
Real World Evidence
Trusted Process®
Therapeutic and Acceleration Insights

Clinical Solutions

Our extensive range of clinical solutions supports the entire clinical development process from Phase I to Phase IV and allows us to offer our customers an integrated suite of investigative site support and clinical development services. We offer these services across a wide variety of therapeutic areas with deep clinical expertise for Phase I to Phase IV clinical trials. We have particular strengths in the complex therapeutic areas such as neuroscience and hematology/oncology with the latter representing the largest and fastest growing therapeutic area. We provide total biopharmaceutical program development through our full-service platform, while also providing discrete services for any part of a trial, primarily through our FSP360 group. The combination of service area experts and the depth of clinical capability allows for enhanced protocol design and actionable clinical trial data. Importantly, all of our services in Clinical Solutions operate with the discipline of the Trusted Process®. Our comprehensive suite of clinical development services and delivery platforms includes:

Full-service Clinical Development

Our full-service clinical development offering provides comprehensive solutions to address the clinical development needs of our customers for Phase I to Phase IV clinical trials. Our solutions can be delivered on a full-service project basis, on a functional or resource basis (see FSP360 below), or through a hybrid approach depending on the needs of our customers. We are able to customize our services to provide customers support within an individual clinical study, a single function, multiple functions within a single therapeutic area, or across a customer’s entire product portfolio. Our comprehensive suite of clinical development services includes the following, among others:

•

Patient Recruitment and Retention. Our patient recruitment services group helps identify and manage appropriate vendors, focuses on patient recruitment and retention strategies by utilizing our patient-direct, technology-enabled solutions, and acts as a liaison to media outlets and other vendors. These services also provide significant value for patient engagement and long-term retention throughout the conduct of a trial.

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

•

Decentralized Solutions. The COVID-19 pandemic has accelerated the adoption of remote engagement with sites and patients, creating increased demand for decentralized solutions capabilities, including the provision of mobile research nursing clinical trial services. This is an area we invested in both before and during the pandemic, allowing us to quickly respond to demand. Our approach brings together our experts, data, process, and technology to create fit-for-purpose solutions to address the nuances of each study. This approach delivers on our goal of achieving decentralized clinical trial operations supporting sites and patients, focused on patient recruitment and retention, engagement, improved access, and patient diversity.

•

Drug Safety/Pharmacovigilance. Our drug safety teams are strategically located across the U.S., Europe, Latin America, and Asia-Pacific. We provide global drug safety expertise in all phases of clinical research for serious adverse event/adverse event collection, evaluation, classification, reporting, reconciliation, post-marketing safety, and pharmacovigilance.

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

•

Biostatistics. Our biostatistics team has a depth of experience with the FDA and EMA that allows our teams to provide customers with guidance on building a statistical plan to meet regulatory and safety requirements as well as a careful analysis of the resulting study data. In addition, we provide support for independent drug safety monitoring boards and a full range of related services. Our biostatisticians are also heavily involved in our Trusted Process® methodology, so that protocol and project development can be grounded in advanced statistical methodology. As part of a project team, our biostatisticians can provide data oversight throughout a clinical trial and address any data or data handling issues that may arise.

FSP360

Our FSP360 offering helps sponsors review their approach to key functional areas of clinical research, specifically those areas not core to their clinical development business or in areas where they need to augment internal resources. We are able to customize our full-service offering to provide customers support within an individual clinical study, a single function, multiple functions within a single therapeutic area, or across a customer’s entire product portfolio. Any of our full-service clinical solutions outlined above can be delivered on an unbundled or functional basis or on a hybrid approach, based on our customers’ specific needs. We currently operate FSP360 hubs in North America, South America, Europe, and Asia.

Early Phase

Our early phase offering provides a full range of services for Phase I to Phase IIA clinical trial conduct, bioanalytical assay development and analysis, targeted translational science offerings, and clinical pharmacology services, including modeling and simulation. We also provide validation and sample analysis services from pre-clinical development through post-marketing support and purpose-built early phase biometrics support from North America and India. We conduct clinical trial studies at our facilities located in Quebec City, Canada, and Miami, Florida. We have extensive experience in first-in-human, proof-of concept, bioequivalence and bioavailability, biosimilars, and clinical pharmacology study conduct. We collaborate with leading hospitals for the conduct of early development and clinical pharmacology studies that require access to patients. We have a large base of available subjects, including patient populations with specific medical conditions, and healthy volunteers, which provide efficient and rapid patient recruitment. Furthermore, we can also provide early stage and clinical pharmacology studies through our Asia-Pacific Catalyst Model with Phase I to Phase IIA conduct capabilities in Australia, New Zealand, South Korea, and Japan.

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

Real World Evidence and Late Phase Services

Our RWLP group conducts studies to understand how a treatment, service, or method of delivering care works when applied in real world, clinical practice environments. Because real world evidence (“RWE”) provides both clinical and commercial benefits, adding value for customers across the product life cycle, our end-to-end model position allows us to uniquely provide value to our customers in this space.

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

We provide both consultative and operational expertise to our customers in real world data generation, from concept through core development, launch, and commercialization. This is informed by our Dynamic Assembly platform, which allows us to expand our data access and analytic capabilities, enhancing our ability to help customers demonstrate product value. By utilizing our successful drug life cycle management, we ensure we partner with our customers to gain better outcomes for patients, physicians, payers, and regulators. These services allow our customers to make timely and cost-effective advances in clinical treatment by providing data about actual experience of doctors and patients outside of the regulated environment of clinical development. The data and insights from our experience across the commercialization spectrum inform the design and conduct of these studies. Our services include patient registries, surveillance and observational studies, patient/health outcomes research, and economic studies.

Commercial Solutions

Our Commercial Solutions segment provides a broad suite of complementary commercialization services including specialized field teams, communications solutions (advertising, public relations, and medical communications), and consulting services. Additionally, these capabilities provide behavioral and patient insights used by our Clinical Solutions segment to design smarter clinical trials and to accelerate patient recruitment. Our comprehensive capabilities portfolio also allows us to provide full-service commercialization. This integrated approach allows us to maximize product or portfolio performance for customers, by sharing insights and expertise across the integrated commercial outsourcing team.

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

Deployment Solutions

Deployment Solutions include field-based promotional and market access solutions, field-based clinical solutions, inside sales and contact center, insight and strategy design, patient support services, training, talent sourcing, and end-to-end sales operations. We provide contract field promotion teams with a broad array of capabilities, support services, and non-personal engagement solutions including tele-detailing and electronic detailing (“e-detailing”). Our field-based promotional teams are supported by recruiting and training capabilities, clinical and scientific professionals who advocate for and inform markets of novel therapies, and our customized patient behavioral models built on our proprietary insights and data-driven analytics. Services offered include market research, commercial analytics, managed markets access, biotechnology and specialty managed markets, and full-service commercialization. Our field promotion teams can be supported by our communications and consulting services.

•

Value Access and Medical Teams. We are a leading provider of outsourced Value Access and Medical Team solutions to the biopharmaceutical industry. Our Teams – consisting of Field Reimbursement and Market Access Specialists, Medical Science Liaisons (“MSLs”), Contract US Medical Directors, and/or Nurse Educators – educate healthcare professionals, patients, advocacy organizations, and others with evidence-based scientific and practical information about disease states, current treatments, reimbursement, access, and the use of customers’ products.

•

Promotional Field Teams and Support. We are an industry leader in providing scalable capabilities to recruit, train, target, deploy, and support successful biopharmaceutical sales teams. As one of the largest providers of outsourced sales teams and sales solutions to the healthcare industry, we have well-established flexible processes and infrastructure to efficiently build, scale, deploy, execute, and retain high-performing field sales teams.

•

Commercial Recruiting Solutions. We are a market leading recruiting partner to the commercial life science industry based on our experience, branding capabilities, talent assessment process, and our proprietary talent database of the top MSL, Nurse Educator, Sales, Sales Management, and Market Access performers.

•

Training and Learning Solutions. We are a full-service provider of practical, high-impact training solutions that combine assessment, instructional design expertise, delivery services, interactive technologies, and deep subject matter expertise to assist customers globally in achieving business results.

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

•

Healthcare Advertising. We are one of the largest independent global communications groups in the world. Our advertising teams are immersed in healthcare data and connected to frontline experts who help them delve deeply into the real-life experience of healthcare, harvesting insights to create optimal communications strategies. We help our customers navigate the most critical challenges in healthcare, including, but not limited to, brand launch, utilization of mass and personalized media, advertising content creation and campaigns, patient analysis, disease state campaigns, and market perception analysis. Our advertising teams have deep therapeutic expertise, with agencies solely dedicated to oncology, chronic disease care and activation, biologics, and industry innovation.

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

•

Medical Communications. Medical Communications helps our customers to frame their product position in a way that clinicians will find relevant, and creates strategies, campaigns, and tactics to help these stakeholders at the right time, with the right content. Our Medical Communications team provides support through strategic planning, publication planning, content development, and peer-to-peer education.

Consulting Services

Our consulting services support critical decision points during a biopharmaceutical product’s life cycle, from licensing, to product and portfolio strategy development, to drug commercialization. Consulting services include commercial strategy development and planning, pricing and market access, medical affairs advisory, quality management and regulatory advisory, and risk and program management. We offer specialized practices in business development, managed markets, and brand management, including strategic product launch planning. Consulting services teams generate insights and solutions developed from their deep, functional knowledge of our customers’ core business. These services are centered on maximizing the commercial value of a client’s product pipeline, helping clinical leaders better deploy strategic resources, improve efficiency, and enhance the effectiveness of marketing and sales activities. Our overall consulting services capabilities include the following:

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

•

Quality Management and Regulatory Compliance Advisory. Our quality and compliance team delivers independent quality management services through audit, inspection, and implementation services, and assists our customers with developing and executing a clinical regulatory strategy through our Regulatory Content and Submission Management Services.

•

Risk and Program Management. Our communications consultants provide advice and subject matter expertise for risk evaluation on medicine affordability, compassionate use, and litigation and access barriers. We provide an evidence-based approach to ensure policy, patient, and provider acceptance on price, use best practices for how life sciences companies can deploy effective preventative strategies, implement compliance strategies to prepare for expanded access and compassionate use inquiries, and execute an Institute for Clinical and Economic Review strategy to demonstrate product value.

Customers

We have a well-diversified customer base of over 800 customers that includes nearly all of the world’s largest biopharmaceutical companies, which we define as the top 50 biopharmaceutical companies measured by annual R&D spend, as well as numerous emerging and specialty biotechnology companies, medical device and diagnostics companies. We are diversified across our segments, deriving 77% and 23% of our revenue during 2021 from our Clinical Solutions and Commercial Solutions segments, respectively.

For the year ended December 31, 2021, our revenue attributable to large biopharmaceutical companies represented approximately 49% of our total revenue and revenue attributable to small and mid-sized biopharmaceutical companies represented approximately 51%. Additionally, we serve customers in a variety of locations throughout the world, with approximately 60% of our 2021 revenue generated from work performed in the U.S. and Canada; 26% from Europe, the Middle East, and Africa; 11% from Asia-Pacific; and 3% from Latin America. This diversification allows us to grow our business in multiple customer segments and geographies.

Our top five customers accounted for approximately 22% of our revenue in 2021. Among the majority of our customers, revenue is diversified by multiple projects and services. We believe that the tenure of our customer relationships as well as the depth of penetration of our services reflects our strong reputation and track record. We believe we are uniquely positioned to further penetrate our existing customer base and expand our services across the biopharmaceutical industry, as a significant number of the top 50 biopharmaceutical companies utilize both our clinical and commercial services.

Sales and Marketing

Our global team of business development professionals and support staff identifies needs, designs solutions, and promotes our services to the biopharmaceutical, biotechnology, and medical device industries. In addition to significant customer engagement and development experience, many of these individuals have technical and scientific backgrounds.

Our business development organization works with our leadership team to identify, develop, and maintain key customer relationships in addition to new business development activities. Teams use an integrated, customer-focused approach to develop joint engagement plans for key accounts. For many of our largest customer relationships, dedicated strategic account management teams under our Global Client Solutions and Syneos One® groups provide account leadership to meet financial goals, align delivery with strategic goals, and promote innovation. These teams are directly accountable for gross business award growth in our largest accounts by creating a differentiated customer experience, which is a key aspect of our growth strategy to improve patient access to new medicines by unleashing the power of our product development mindset and approach that drives value for patients and our customers.

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

Competition

We operate in a number of highly competitive markets. Our competitors include a variety of companies providing services to the biopharmaceutical industry, including large CROs and smaller specialty CROs, large global communications holding companies, smaller specialized communications agencies, contract sales organizations, and a wide range of consulting companies. Both of our reportable segments face distinct competitors within the markets they serve. Notwithstanding competitive factors, we believe that our deep therapeutic expertise, global reach, integrated model, and operational strengths differentiate us from our competitors across both of our segments.

Clinical Solutions

Our Clinical Solutions segment competes primarily against other full-service CROs and services provided by in-house R&D departments of biopharmaceutical companies, universities, and teaching hospitals. Although the CRO industry has experienced increased consolidation in the past several years, the landscape remains fragmented. We generally compete on the basis of the following factors:

•	experience within specific therapeutic areas;
•	the quality and availability of staff and services;
•	the range of services provided;
•	the ability to recruit principal investigators and patients into studies expeditiously;
•	the ability to organize and manage large-scale, global clinical trials;
•	an international presence with strategically located facilities;
•	medical database management capabilities;
•	the ability to deploy and integrate IT systems to improve the efficiency of contract research;
•	experience with a particular customer;
•	the ability to form strategic partnerships;

•	speed to completion;
•	financial strength and stability;
•	price; and
•	overall value.

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

Government Regulation

The biopharmaceutical industry is subject to a high degree of governmental regulation in both domestic and international markets. Regardless of the country or region in which approval is being sought, before a marketing application for a drug is ready for submission to regulatory authorities, the candidate drug must undergo rigorous testing in pre-clinical studies and clinical trials. The clinical trial process must be conducted in accordance with the Federal Food, Drug and Cosmetic Act in the U.S. and similar laws and regulations in the relevant foreign jurisdictions (e.g., the European Union Clinical Trial Regulation). These laws and regulations require the candidate drug to be tested and studied in certain ways prior to submission for approval.

Regulation of Our Clinical Solutions Segment

In the U.S., the FDA regulates the conduct of clinical trials of drug products in human subjects, and the form and content of regulatory applications. The FDA also regulates the development, approval, manufacture, safety, labeling, storage, record keeping, import, export, distribution, advertising, sale, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products and medical devices. In the EU and other jurisdictions where our customers intend to apply for marketing authorization (of drug products) or seek certification (of medical devices), similar laws and regulations apply. Within the EU, these requirements are enforced by the EMA and competent authorities of the EU member states. Additional national requirements vary slightly from one member state to another. In Canada, clinical trials are regulated by the Health Products Food Branch of Health Canada as well as provincial regulations. Similar requirements also apply in other jurisdictions, including Australia, Japan, and other Asian countries, where we operate or where our customers intend to apply for marketing authorization. Sponsors of clinical trials also follow the International Council for Harmonisation (“ICH”) Good Clinical Practice (“GCP”) guidelines, which are enforced by the FDA and other comparable regulatory authorities, and may be amended from time to time.

Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trial process. In the U.S., we must perform our clinical development services in compliance with applicable laws, rules and regulations, including GCP and Good Pharmacovigilance Practice, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Before a human clinical trial may begin, the manufacturer or sponsor of the investigational drug or biologic must file an investigational new drug application (“IND”) with the FDA, which contains, among other things, the results of pre-clinical tests, manufacturing information, and other analytical data. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Each clinical trial conducted in the U.S. must be conducted pursuant to, and in accordance with, an effective IND. In addition, under GCP regulations, each human clinical trial we conduct is subject to the oversight of an independent institutional review board (“IRB”) which is an independent committee that has the regulatory authority to review, approve and monitor a clinical trial. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the study subjects are being exposed to an unacceptable health risk.

Clinical trials conducted outside the U.S. are subject to the laws and regulations of the country where the trials are conducted. These laws and regulations might not be similar to the laws and regulations administered by the FDA and other laws and regulations regarding the protection of patient safety and privacy and the control of study pharmaceuticals, medical devices or other study materials. Studies conducted outside the U.S. can also be subject to regulation by the FDA if the studies are conducted pursuant to an IND, or in the case of a medical device, an investigational device exemption. It is the responsibility of the study sponsor or the parties conducting the studies to ensure that all applicable legal and regulatory requirements are fulfilled.

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

Similar regulations and guidelines exist in various states and in other countries. In the EU, similarly to the U.S., the various phases of non-clinical and clinical research are subject to significant regulatory controls. Clinical trials of medicinal products must be conducted in accordance with EU and national regulations and the ICH guidelines on GCP, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of a clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states, as well as Norway, Liechtenstein and Iceland, without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which contains a centralized EU portal and database.

The United Kingdom (“UK”) left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is the UK’s standalone medicines and medical devices regulator. MHRA seeks to amend the UK Medical Devices Regulations 2002 (which are based on EU legislation), in particular to create new access pathways to support innovation, create an innovative framework for regulating software and artificial intelligence as medical devices, reform in vitro diagnostics regulation, and foster sustainability through the reuse and remanufacture of medical devices. The new regime is expected to come into force in July 2023, coinciding with the end of the acceptance period for EU CE marks in Great Britain, subject to appropriate transitional arrangements.

We may be subject to regulatory action if we fail to comply with applicable rules and regulations. Failure to comply with certain regulations can also result in the termination of ongoing research and disqualification of data collected during the clinical trials. For example, violations of GCP could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning letter, suspension or termination of a clinical study, refusal of the FDA or other comparable regulatory authorities to approve clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions, or debarment from assisting in the submission of new drug applications. See Part I, Item 1A, “Risk Factors – Risks Related to Our Business – If we fail to perform our services in accordance with contractual requirements, regulatory requirements, and ethical considerations, we could be subject to significant costs or liability and our reputation could be harmed.”

We monitor our clinical trials to test for compliance with applicable laws and regulations in the U.S and the foreign jurisdictions in which we operate. We have adopted standard operating procedures that are designed to satisfy regulatory requirements and serve as a mechanism for controlling and enhancing the quality of our clinical trials. In the U.S. and in foreign jurisdictions where we operate, our procedures were developed to ensure compliance with GCP and associated guidelines.

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

In addition, our field personnel are subject to all laws, rules and regulations governing the promotion of pharmaceutical products in the U.S. and in every other country where such personnel perform work. In particular, these rules and regulations include limitations on the indications for which a product may be promoted and on promotional spending. Additionally, these laws, rules and regulations govern the manner in which the product may be promoted, and the scientific exchange of information related to the product. Violations of these rules may leave us at risk of direct regulatory enforcement action and/or cause us to be in breach of contract with our customers.

Some of our field personnel handle and distribute samples of pharmaceutical products. In the U.S., the handling and distribution of prescription drug product samples are subject to regulation under the Prescription Drug Marketing Act and other applicable federal, state and local laws and regulations and other countries may have similar laws or regulations. These laws and regulations regulate the distribution of drug samples by mandating procedures for storage and record-keeping requirements for drug samples and ban the purchase or sale of drug samples. Further, we must comply with the requirements of the U.S. Drug Enforcement Administration, which regulates the distribution, record-keeping, handling, security, and disposal of controlled substances.

Our communications solutions offerings are subject to all regulatory risks applicable to similar communications businesses as well as risks that relate specifically to the provision of these services to the biopharmaceutical industry. Such regulatory risks include enforcement by the FDA and the Federal Trade Commission in the U.S., Health Canada, the Department of Health in the UK, competent authorities of the EU member states, as well as state agencies and other foreign regulators enforcing laws relating to product advertising, false advertising, and unfair and deceptive trade practices. In addition to enforcement actions initiated by government agencies, there has been an increasing tendency in the U.S. and in foreign jurisdictions among biopharmaceutical companies to resort to the courts and industry and self-regulatory bodies to challenge comparative prescription drug advertising on the grounds that the advertising is false and deceptive. There continues to be an expansion of specific rules, prohibitions, media restrictions, labeling disclosures, and warning requirements with respect to the advertising for certain products.

Data Protection Regulation

We are subject to data protection laws and regulations in the countries in which we operate that address the privacy, security and other processing of personal information. These laws and regulations govern the collection, use, handling and disclosure of health-related and other personal information and require that we adopt and maintain reasonable and appropriate security measures that are designed to protect the confidentiality, integrity and availability of the information. These laws and regulations also typically require the adoption and maintenance of procedures that facilitate the exercise of an individual’s rights with respect to the information about them. Certain of these laws may also contain requirements relating to the location of the personal information, or the transfer of personal information from one country or region to other countries. Examples of data protection laws and regulations to which we may be subject include Canada’s Personal Information Protection and Electronic Documents Act, the EU’s General Data Protection Regulation (“GDPR”), and the California Consumer Privacy Act (“CCPA”). For additional information regarding these laws and regulations and their potential impacts on our business, see Part I, Item 1A, “Risk Factors – Risks Related to Our Business – Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.”

Intellectual Property

We develop and use a number of proprietary methodologies, analytics, systems, technologies, and other intellectual property in the conduct of our business. We rely upon a combination of confidentiality policies, nondisclosure agreements, and other contractual arrangements to protect our trade secrets, and patent, copyright and trademark laws to protect other intellectual property rights. We have obtained or applied for patents, trademarks and copyright protection in the U.S. and in a number of foreign countries. Our material trademarks include Trusted Process®, PlanActivation®, QuickStart®, ProgramAccelerate®, QualityFinish®, Shortening the distance from lab to life®, Syneos One®, Biopharmaceutical Acceleration Model®, Dynamic Assembly®, KineticTM, Syneos Health, and other corporate emblems. Although the duration of our intellectual property rights varies from country to country, trademarks generally may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained, and so long as they have not been found to have become generic. Although we believe that the ownership of trademarks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence, and marketing abilities of our employees. We do not have any material patents, licenses, franchises, or concessions.

Human Capital Resources

As of December 31, 2021, we had 27,525 employees. Of these, 26,751 employees were regular and 774 were temporary. An additional 610 contingent workers provided services for us.

Our Culture and Values. Our culture is the cornerstone of all our human capital programs. Our shared purpose, Shortening the Distance from Lab to Life®, aligns our employees and the customers we serve. This purpose is surrounded by three agile-oriented values, designed to foster innovation, including Challenge the Status Quo, Collaborate to Deliver Solutions, and Passionate to Change Lives. We work hard and smart to speed much-needed therapies to those who need them most. This environment is fueled by a belief in caring for our collective well-being, which we refer to as Total Self. This belief enables employees to be their authentic selves at work, fostering a diverse, equitable, and inclusive culture where employees are empowered.

Safety and Health. The safety, health, and welfare of our employees are paramount to us. We work closely with our customers and regulatory agencies to continuously monitor our employees’ working conditions and implement measures to ensure their wellness. During 2021, in response to the ongoing COVID‑19 pandemic, we continued extensive safety measures to protect our employees, enabling the organization to continue to work with customers pursuing innovative ways to get effective therapies to patients as quickly as possible. These efforts included a U.S. employee vaccination mandate, adherence to stringent safety protocols for employees working at clinical study sites, and compliance with local government regulations. These efforts were further supported by extensive internal and external CEO-led communications supported by our medical community, making all stakeholders aware of the precautions taken to protect the health and safety of our employees and their families, our customers, patients, and communities.

Diversity, Equity, and Inclusion (“DE&I”). We strive to lead our industry in our DE&I efforts both internally and externally. We believe that addressing complex healthcare challenges requires contributions from diverse viewpoints and an inclusive, equitable space where our employees are able to succeed to their highest potential. We strive to foster a work environment that includes and embraces racial, ethnic, and gender diversity and other individual differences. Our policies prohibit unlawful discrimination based on race, color, creed, gender, religion, marital status, age, national origin or ancestry, genetic information, physical or mental disability, medical condition, sexual orientation, gender expression or identity, or any other characteristic protected by applicable law. The emphasis placed on DE&I by the Company and by our Board of Directors (the “Board”) is demonstrated by the inclusion of DE&I updates and metrics in the materials for each meeting of the Compensation and Management Development Committee of the Board. In addition, we have also created an external DE&I Advisory Council where we provide our clients with top-tier expertise to navigate corporate and healthcare initiatives.

As of December 31, 2021, 68% of our total workforce were women. Additionally, 56% of our management roles at Director level and above and 69% of our new hires in 2021 were women. Throughout 2021, 33% of our new hires in the U.S. were minorities. Our DE&I strategy is enabled by our DE&I Council, which was established in 2020, led by an executive leadership team member and comprised of leadership who represent and/or have oversight of our global, regionally diverse workforce. The Council oversees and strategically plans for diversity and inclusion within our Company under three pillars of focus: People, Customer, and Community.

Throughout 2021, we grew our existing Employee Resource Groups (“ERGs”) across the globe: Women, Veterans, LGBTQIA+ and Black. We also formed three new ERGs: Asian, People with Disabilities, and Developing Professionals. These ERGs further honor and support our inclusive environment of Total Self through building and supporting internal communities. We also have several development programs dedicated to women and minority representation in leadership, including actively partnering with the Healthcare Businesswomen’s Association, partnering with McKinsey Leadership programs targeting our underrepresented leadership populations, and establishing mentoring programs within our ERGs. We have a zero-tolerance policy on discrimination and harassment and have several programs under which employees can report incidents confidentially or anonymously and without fear of reprisal.

Recruitment, Retention and Development. The primary ways we recruit and retain employees are by (1) ensuring that our compensation and benefits are competitive in our industry and in local labor markets, (2) ensuring our leadership and development programs support our culture and values while preparing people for the future, and (3) maintaining an effective service delivery model conducive to work-life balance and employee needs.

Our Global Talent Acquisition Team leverages numerous resources including industry networks, online and social media platforms, university relations, and industry-focused career events to source talent for open positions. Candidates are thoroughly screened and evaluated against job-specific skills, experience, and education criteria. We continuously work at improving our candidate experience, which has been recognized seven years in a row with a North American Candidate Experience (“CandE”) Award, awarded by the Talent Board for excellence in Talent Acquisition.

In early 2021 we dedicated a small group of professionals, reporting to the Chief Human Resources Officer and the Chief Development Officer & Global Head Clinical Development Solutions, to focus on increased demand for clinical resources with an ultimate focus on our talent acquisition and retention strategies. This small and impactful team, called Enabling our Talent Advantage, or “ETA” is imbedded in the business and Human Resources (“HR”) organizations and focuses on talent optimization. Going beyond simply hiring replacements and additions, this team works with business leaders and our HR Centers of Excellence to refine policies, practices, and procedures to make it easier to join, work, and stay at Syneos Health. Examples of ETA initiatives include improving our internal mobility policy, developing feeder pools for key roles in support of our early talent strategy, and developing a line manager curriculum to better and more simply equip managers to support our workforce.

We regularly evaluate our compensation and benefit programs using external market data and feedback from our Global Talent Acquisition Team and have established processes to make necessary revisions. Our Total Rewards Team introduced a new global salary structure to drive consistent enterprise-wide compensation and job level practices, ensuring our compensation remains competitive in the many countries in which our employees reside.

Developing Our People for Current and Future Success. We are a continuous learning organization, listening to employees at all levels – particularly at key moments that matter – and harvesting actionable insights to shape the employee experience. Key elements of our listening strategy include purposeful pulse surveys designed to check on key audiences at key moments. Overall, our listening includes our employee engagement survey and regular employee life cycle surveys, including onboarding (following the first week and at 90 days of employment) and exit surveys. Ultimately, we leverage these insights to better enable our employee programs and services.

We offer extensive, award-winning training programs that provide regulatory, business, foreign language, and management training and other opportunities for professional and personal development. As part of our empowered employee experience, we offer a suite of tools to assist employees to proactively own their careers and aim to reach their highest professional potential. These opportunities include a mix of company-wide, role-based or business-specific individualized courses and programs to drive career development. As an organization with solutions spanning Clinical and Commercial as well as numerous corporate functions, we encourage internal mobility to support retention.

Ensuring Competence and Qualification. Syneos Health is the only organization to have achieved the prestigious and internationally recognized Silver Workforce Accreditation from the International Accrediting Organization for Clinical Research in 2020. We offer credentialed, competency-based training programs for clinical monitoring employees to provide customers and investors with confidence that our CRAs are trained to a high standard. Credentials are available at all levels, including entry level (CRA I), intermediate (CRA II), and advanced (Senior CRAs).

Specific training highlights for 2021 include the design of our Business Leader Program, built by some of our leaders for fellow senior leaders across the Company. The program lasts six months and features executive coaching, customized simulation trainings, cohort leader labs, and assessments against a newly developed Syneos Health Great Leader profile. Our Great Leader profile attracts, retains, and develops diverse talent, creates and maintains strong customer relationships, instills a sense of ownership and accountability, leads using a growth and enterprise mindset, and balances strategic thinking with execution.

Our pipeline leadership programs for aspiring, first-line, experienced, and senior managers now center around our Great Leader profile and these programs cover every step in a manager’s journey. These programs are accessible to all employees to develop and enhance their leadership skills and are purposely designed to support each person to meet their unique development and career needs. One of our values is “Collaborate to Deliver Solutions,” which encourages employees to learn from the expertise of their peers and to share knowledge and experience with colleagues using self-service coaching and mentoring, utilizing software to support mentoring and innovative reverse mentoring programs.

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

Information about our Executive Officers

The following table sets forth information concerning our executive officers:

Name	Age	Position
Alistair Macdonald	52	Chief Executive Officer and Director
Jason Meggs	46	Chief Financial Officer
Michael Brooks	48	Chief Development Officer & Global Head Clinical Development Solutions
Michelle Keefe	55	President, Medical Affairs & Commercial Solutions
Jonathan Olefson	46	General Counsel and Corporate Secretary

The following is a biographical summary of the experience of our executive officers:

Alistair Macdonald – Chief Executive Officer and Director

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

Jason Meggs – Chief Financial Officer

Jason Meggs was appointed our Chief Financial Officer (“CFO”) in May 2018 after serving as Executive Vice President and Interim CFO beginning in February 2018. Prior to his appointment to this role, he served as our Executive Vice President and CFO of the Commercial Solutions segment from August 2017 to February 2018. He also previously served as our Executive Vice President, Oncology Operations from January 2017 to August 2017 and our Senior Vice President, Business Finance from 2014 to 2016. Prior to joining Syneos Health, Mr. Meggs was Global Vice President, Internal Audit, at Quintiles Transnational Corporation, a leading global CRO, from 2013 to 2014 and held a number of finance roles at Quintiles from 2005 to 2013. He began his career as an auditor with Deloitte & Touche LLP and Arthur Anderson LLP, and is a certified public accountant. He also previously served as the Treasurer for the ACRO. He received his Bachelor of Science in Business Administration with a Major in Accounting from Western Carolina University.

Michael Brooks – Chief Development Officer & Global Head Clinical Development Solutions

Michael Brooks was appointed our Chief Development Officer & Global Head Clinical Development Solutions in November 2021 after serving as Chief Development Officer beginning in July 2021. Prior to joining Syneos Health, Mr. Brooks held multiple leadership roles at LabCorp (Covance), a leading global CRO. From November 2019 to November 2020, Mr. Brooks served as President & Global Head, Clinical Development & Commercialization Services and from December 2018 to November 2019 as Chief Diagnostics Operations Excellence Officer. Prior to joining LabCorp, Mr. Brooks held various leadership positions at PRA Health Sciences from February 2015 to November 2018. He received his Bachelor of Science in Biological Sciences from North Carolina State University (“NCSU”) and is currently a member of the NCSU College of Sciences Foundation Board of Directors.

Michelle Keefe – President, Medical Affairs & Commercial Solutions

Michelle Keefe has been our President, Medical Affairs & Commercial Solutions since November 2021, and previously served as our President, Commercial Solutions since December 2017. Prior to joining Syneos Health, Ms. Keefe spent six years at the Publicis Groupe, a communications holding company, taking on roles of increasing responsibility culminating as a group president in the Publicis Health Division from February 2012 to December 2017. From January 2015 to April 2016, Ms. Keefe was President and CEO of Publicis Touchpoint Solutions. From May 2016 to November 2017, Ms. Keefe was Group President at Publicis Health. Ms. Keefe broadened her healthcare experience by joining the Visiting Nurse Service of New York (“VNSNY”), the largest not for profit homecare business in the U.S., from 2010 to 2012 where she was the VP of market development. Prior to joining the VNSNY, Ms. Keefe spent 22 years rising through the ranks at Pfizer, a global pharmaceutical corporation, in a variety of sales, marketing and general management roles, culminating as a Regional President. Ms. Keefe received her Bachelor of Science in Marketing from Seton Hall University.

Jonathan Olefson – General Counsel and Corporate Secretary

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

Item 1A. Risk Factors.

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. In evaluating our company, you should consider carefully the risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The occurrence of any of the following risks may materially and adversely affect our business, financial condition, results of operations and future prospects.

Risks Related to Our Business

The COVID-19 pandemic and associated economic repercussions have adversely impacted our business and results of operations, and are expected to continue to do so.

The ongoing COVID-19 pandemic and associated economic repercussions have significantly impacted, and are expected to continue to impact, our business and our operations. With the spread of COVID-19 variants, the ongoing impacts of the COVID-19 pandemic could continue to adversely impact our business and results of operations in a number of ways, including but not limited to:

•

delays or difficulties in commencing new and operating ongoing clinical trials, including intermittent challenges accessing investigative sites, delays in enrolling patients, delays in obtaining approvals from regulatory authorities, and difficulty obtaining necessary pharmaceutical products and supplies;

•

restrictions on the ability of our field teams to visit HCPs and difficulty securing appropriate PPE and COVID-19 testing and other tools required for client-facing engagements and visits to sites/HCPs;

•

diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, as well as the reduction of our customers’ operating budgets;

•

interruption of key clinical trial activities, such as clinical trial site data monitoring, due to social distancing requirements, COVID-19 quarantine and isolation protocols or interruption of clinical trial subject visits and study procedures, which may impact the collection and integrity of study data and ability to measure clinical trial endpoints;

•	business disruptions at our customers;
•

limitations on our employee resources, including because of COVID-19 quarantine and isolation protocols, sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	diversion of management resources to focus on mitigating the impacts of the COVID-19 pandemic; and
•	impacts from prolonged remote work arrangements, such as strains on our business continuity plans, cybersecurity risks, and inability of certain employees to perform their work remotely.

These and other impacts of the COVID-19 pandemic could also have the effect of heightening many of the other risk factors included below in this Item 1A. The ultimate impact depends on the severity and duration of the COVID-19 pandemic, including the emergence and spread of COVID-19 variants, the continued availability and effectiveness of vaccines and treatments, and actions taken by governmental authorities and other third parties in response to the pandemic, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations. In addition, the continued prevalence of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. This volatility and uncertainty has adversely affected our stock price, and may again adversely affect our stock price in the future.

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

There is risk of cancelability in both the clinical and commercial businesses. The time between when a clinical study is awarded and when it goes to contract is typically several months, and prior to a new business award going to contract, our customer can cancel the award without notice. Once an award goes to contract, the majority of our customers can terminate the contract without cause with a notice period that generally ranges from 30 to 90 days. Our contracts may be delayed or terminated by our customers or reduced in scope for a variety of reasons beyond our control, including but not limited to:

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

Our backlog as of December 31, 2021 was $11.43 billion. Although an increase in backlog will generally result in an increase in revenues over time, an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during any particular period, or at all. The extent to which contracts in backlog will result in revenue depends on many factors, including, but not limited to, delivery against project schedules, scope changes, contract terminations and the nature, duration, and complexity of the contracts, and can vary significantly over time.

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

Our business depends on the continued effectiveness and availability of our information systems, including the information systems we use to provide services to our customers and to store employee data, and failures of these systems may materially limit our operations or have an adverse effect on our reputation.

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

In addition to these availability risks, due to the interconnectedness of IT systems across platforms and hosts, we could see disruptions to our systems as “collateral damage” from attacks targeting our connected partners.

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

We have been and expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we internally or externally develop for our customers. In addition, we may be susceptible to physical or computer-based attacks by terrorists, nation states, or hackers due to our role in the biopharmaceutical service industry. Bad actors may be motivated by a desire to access or steal our or our clients’ intellectual property. These concerns about security are increased when information is transmitted over the Internet. In response to the COVID-19 pandemic, more of our employees are working remotely, which may increase the risk of such attacks. If such attacks are not detected immediately, their effect could be compounded. To date these attacks have not had a material impact on our operations or financial results. However, successful attacks in the future could result in negative publicity, significant remediation and recovery costs, legal liability and damage to our reputation and could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

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

If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. For the year ended December 31, 2021, our top ten customers based on revenue accounted for approximately 36% of our consolidated revenue and our top ten Clinical Solutions customers based on backlog accounted for approximately 45% of our total backlog. No single customer accounted for greater than 10% of our total consolidated revenue for the years ended December 31, 2021, 2020, and 2019. It is possible that an even greater portion of our revenues will be attributable to a smaller number of customers in the future, including as a result of our entering into strategic provider relationships with customers. Also, consolidation in our potential customer base results in increased competition for important market segments and fewer available customer accounts.

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

We have operations in many foreign countries, including, but not limited to, countries in the Asia-Pacific region, Europe, Latin America and the Middle East and Africa. As of December 31, 2021, approximately 58% of our workforce was located outside of the U.S., and for the fiscal year ended December 31, 2021, approximately 43% of our revenue was earned from work performed outside of the U.S. Our international operations are subject to risks and uncertainties inherent in operating in these regions, including:

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

•

the U.S. or other countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies, data protection regulations or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate;

•

the U.S. has previously enacted and it or other countries may in the future enact legislation that limits or prohibits the use of foreign manufactured equipment or supplies, such as the Uyghur Forced Labor Prevention Act, which imposes a ban on virtually all imports from the Xinjiang region of China unless companies are able to prove that the products were not made with forced labor, which could have an adverse effect on our ability to conduct business;

•

foreign countries are expanding or may expand their banking regulations that govern international currency transactions, particularly cross-border transfers, which may inhibit our ability to transfer funds into or within a jurisdiction, impeding our ability to pay our principal investigators, vendors and employees, thereby impacting our ability to conduct trials in such jurisdictions;

•

foreign countries are expanding or may expand their regulatory framework with respect to patient informed consent, protection and compensation in clinical trials, or transparency reporting requirements (similar to the Physician Payments Sunshine Act in the U.S.), which could delay, inhibit or prohibit our ability to conduct projects in such jurisdictions;

•	the regulatory or judicial authorities of foreign countries might not enforce legal rights and recognize business procedures in a manner in which we are accustomed or would reasonably expect;
•

changes in political and economic conditions, including the UK’s withdrawal from the European Union and the policies of the current U.S. presidential administration, may lead to changes in the business environment in which we operate, as well as changes in inflation and foreign currency exchange rates;

•

potential violations of applicable anti-bribery/anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act of 2010, may cause a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation;

•	customers in foreign jurisdictions may have longer payment cycles, and it may be more difficult to collect receivables in those jurisdictions;
•

natural disasters, pandemics, or international conflict, including terrorist acts, could interrupt our services, endanger our personnel, or cause project delays or loss of clinical trial materials or results;

•

political unrest, such as the current situation with Ukraine and Russia, could delay or disrupt the ability to conduct clinical trials or other business, and if such political unrest escalates or spills over to or otherwise impacts additional regions it could heighten many of the other risk factors included in this Item 1A; and

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

As a U.S. company doing business in international markets through subsidiaries, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds between legal entities in various international jurisdictions. Tax authorities in the U.S. and in international markets have the right to examine our corporate structure and how we account for intercompany fund transfers. If such authorities challenge our corporate structure, transfer pricing mechanisms or intercompany transfers and the resulting assessments are upheld, our operations may be negatively impacted, and our effective tax rate may increase. Tax rates vary from country to country and if a tax authority determines that our profits in one jurisdiction should be increased, we might not be able to realize the full tax benefits in the event we cannot utilize all foreign tax credits that are generated, or we do not realize a compensating offsetting adjustment in another taxing jurisdiction. The effects of either would increase our effective tax rate. Additionally, the Organization for Economic Cooperation and Development has issued certain guidelines regarding base erosion and profit shifting. As these guidelines continue to be formally adopted by separate taxing jurisdictions, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new guidelines. Our effective tax rate may increase or decrease depending on the current location of global operations at the time of the change. Finally, we might not always be in compliance with all applicable customs, exchange control, Value Added Tax, and transfer pricing laws despite our efforts to be aware of and to comply with such laws. If these laws change we may need to adjust our operating procedures and our business could be adversely affected.

If we are unable to successfully increase our market share, our ability to grow our business and execute our growth strategies could be materially adversely affected.

A key element of our growth strategy is increasing our market share within the biopharmaceutical services market, the clinical development market and in the geographic markets in which we operate. In addition, we continue to invest in expanding new services such as our medical affairs offerings and technology-enabled solutions. As we grow our market share within the biopharmaceutical services and clinical development markets and make investments in growing our newer service offerings, we might not have or adequately build the competencies necessary to perform our services satisfactorily or may face increased competition. If we are unable to succeed in increasing our market share or realize the benefits of our investments in our new service offerings, we may be unable to implement this element of our growth strategy, and our ability to grow our business or maintain our operating margins could be adversely affected.

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

We contract with biopharmaceutical companies to perform a wide range of services to assist them in bringing new drugs to market and to support the commercial activity of products already in the marketplace. Our services include monitoring clinical trials, data and laboratory analysis, electronic data capture, patient recruitment, product launch consulting, Deployment Solutions, advertising, publications, and medical communications, and other related services. Such services are complex and subject to contractual requirements, regulatory standards, and ethical considerations. For example, we must adhere to applicable regulatory requirements such as those required by the FDA, the European Medicines Agency and the competent authorities of the member states of the European Union (“EU”), and the Medicines and Healthcare Products Regulatory Agency (“MHRA”) in the UK, including those laws and regulations governing the promotion, sales, and marketing of biopharmaceutical products, and Good Clinical Practice (“GCP”) requirements, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Once initiated, clinical trials must be conducted pursuant to and in accordance with the applicable investigational new drug application or clinical trial application, the requirements of the relevant institutional review boards or ethics committees, and GCP regulations. We are also subject to regulation by the Drug Enforcement Administration (“DEA”) which regulates the distribution, recordkeeping, handling, security, and disposal of controlled substances. If we fail to perform our services in accordance with these requirements, regulatory agencies may take action against us or our customers. Such actions may include sanctions such as injunctions or failure of such regulatory authorities to grant marketing approval of products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in our studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages, or fines. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could harm our reputation and cause customers not to award us future contracts or to cancel existing contracts. Customers may also bring claims against us for breach of our contractual obligations, and patients in the clinical trials and patients taking drugs approved on the basis of those trials may bring personal injury claims against us. Any such action could have a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation.

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

The operation of our early phase (Phase I and IIA) clinical facilities and the services we provide there as well as our clinical trial management, including direct interaction with clinical trial patients or volunteers, and our mobile research nursing clinical trial services, could create potential liability that may adversely affect our business, financial condition, results of operations, cash flows, and reputation.

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

Additionally, we face risks resulting from the administration of drugs to volunteers, including adverse events, and the professional malpractice of medical care providers, including improper administration of a drug or device. We also directly employ doctors, nurses, and other trained employees who assist in implementing the testing involved in our clinical trials, such as drawing blood from healthy volunteers. Our mobile research nurses engage in a wide range of services, from observing clinical trial participants ingesting drugs, to administering an infusion of oncology medicine to a pediatric study participant. Our exposure with respect to these activities could exceed any contractual limits on indemnification in our contracts with customers and vendors. Any professional malpractice or negligence by such doctors, nurses, principal investigators, or other employees could potentially result in liability to us in the event of personal injury to or death of a volunteer in clinical trials. This liability, particularly if it were to exceed the limits of any indemnification agreements and insurance coverage we may have, may adversely affect our business and financial condition, results of operations, cash flows, and reputation.

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

Our success substantially depends on the collective performance, contributions, and expertise of our senior management team and other key personnel including qualified management, professional, scientific, and technical operating staff, and business development personnel, particularly as we integrate acquired businesses into our company. There is significant competition for qualified personnel, particularly those with higher educational degrees, in the biopharmaceutical and related services industries. For the year ended December 31, 2021, we experienced increased employee turnover and challenges due to the current industry-wide labor shortage and resulting competition to retain and attract qualified personnel. In addition, the close proximity of some of our facilities to offices of our major competitors could adversely impact our ability to successfully recruit and retain key personnel. The departure of any key executive, or our inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion, might impact our ability to grow our business and compete effectively in our industry and might negatively affect our business, financial condition, results of operations, cash flows, or reputation.

Foreign currency exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations, and cash flows.

Approximately 19% of our revenue for the year ended December 31, 2021 was denominated in currencies other than the U.S. dollar and 35% of our direct and operating costs are incurred in countries with functional currencies other than the U.S. dollar. Our financial statements are reported in U.S. dollars and changes in foreign currency exchange rates could significantly affect our financial condition, results of operations, or cash flows. Our primary exposure to fluctuations in foreign currency exchange rates is related to the following risks:

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

We may seek to limit our exposure to these risks through inclusion of foreign currency exchange rate provisions in our service contracts, and/or by hedging certain exposures with foreign exchange derivative instruments. These measures, however, might not offset or mitigate any, or all, of the adverse financial effects of unfavorable movements in foreign currency exchange rates.

Unfavorable economic conditions have previously and could in the future have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Unfavorable economic conditions and other adverse macroeconomic factors on global and domestic markets have previously and may in the future result, among other matters, in tightening in the credit and capital markets, high levels of inflation, low liquidity, and volatility in fixed income, credit, currency, and equity markets. Such conditions have and could in the future have a negative effect on our business, financial condition, results of operations, or cash flows. For example, our customers might not be able to raise money to conduct existing clinical trials, or to fund new drug development and related future clinical trials. Resource-sharing customers may also scale back commercial support for their products. In addition, economic or market disruptions could negatively impact our vendors, contractors, or principal investigators which might have a negative effect on our business.

Our effective income tax rate may fluctuate, which may adversely affect our results of operations.

Our effective income tax rate is influenced by our profitability in the various taxing jurisdictions in which we operate. Changes in the distribution of profits and losses among taxing jurisdictions may have a significant impact on our effective income tax rate, which in turn could have an adverse effect on our results of operations. Factors that may affect our effective income tax rate include, but are not limited to:

•	jurisdictional earnings;
•	the repatriation of foreign earnings to the U.S.;
•	uncertain tax positions;
•	changes in tax laws in various taxing jurisdictions, including interpretations of regulations related to the Tax Cuts and Jobs Act;
•	audits by taxing authorities;
•	the establishment of valuation allowances against deferred income tax assets if we determine that it is more likely than not that future income tax benefits will not be realized;
•	the release of a previously established valuation allowances against deferred income tax assets if we determine that it is more likely than not that future income tax benefits will be realized;
•	changes in the relative mix and size of clinical studies in various tax jurisdictions; and
•	the timing and amount of the vesting and exercising of share-based compensation.

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

We have historically grown our business both organically and through acquisitions. We have and will continue to assess the need and opportunity to offer additional services through acquisitions of other companies. Acquisitions involve numerous risks, including the following:

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

As of December 31, 2021, our goodwill and net intangible assets were valued at $5.81 billion, which constituted approximately 71% of our total assets.

Our goodwill is principally related to the acquisition of inVentiv completed in August 2017. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level. This test requires us to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount. The impairment analysis requires significant judgments, estimates and assumptions. There is no assurance that the actual future earnings or cash flows of the reporting units will not decline significantly from the projections used in the impairment analysis. Goodwill impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment or industry, deterioration in our performance or our future projections, or changes in plans for one or more of our reporting units. As of December 31, 2021, our goodwill is assigned to four reporting units. We completed our annual impairment test as of October 1, 2021 for all of our reporting units and concluded that there were no impairments.

Intangible assets consist of customer relationships, acquired backlog, trade names, trademarks, patient communities, and acquired technologies. We review intangible assets at the end of each reporting period to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of the assets might not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives to their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made. We have experienced material impairment losses in the past, and could experience additional material impairment losses in the future. The process of testing intangible assets for impairment involves numerous judgments, assumptions, and estimates made by management including expected future profitability, cash flows, and the fair values of assets and liabilities, which inherently reflect a high degree of uncertainty and may be affected by significant variability. If the business climate deteriorates, then actual results may not be consistent with these judgments, assumptions, and estimates, and our intangible assets may become impaired in future periods. Both the deterioration of the business climate and any potential impairment losses caused as a result of such deterioration could in turn have an adverse impact on our business, financial condition, and results of operations.

We face risks arising from the restructuring of our operations, which could adversely affect our financial condition, results of operations, cash flows, or business reputation.

From time to time, we have adopted cost savings initiatives to improve our operating efficiency through various means such as: (i) the reduction of overcapacity, primarily in our costs of services (billable) function; (ii) elimination of non-billable support roles; and (iii) the consolidation or other realignment of our resources. During the year ended December 31, 2021, we recognized approximately $14.5 million of employee severance costs, facility closure and lease termination costs of $8.2 million, and other costs of $0.1 million related to our focus on optimizing our resources worldwide.

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

The FCPA, U.K. Bribery Act of 2010, and similar worldwide anti-corruption laws prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business. Our internal policies mandate compliance with these anti-corruption laws. We operate in many parts of the world that have experienced corruption to some degree and, in certain circumstances, anti-corruption laws have appeared to conflict with local customs and practices. Despite our training and compliance programs, we cannot assure that our internal control policies and procedures will protect us from acts in violation of anti-corruption laws committed by persons associated with us, and our continued expansion outside the U.S., including in developing countries, could increase such risk in the future. Violations of the FCPA or other ex-U.S. anti-corruption laws, or even allegations of such violations, could disrupt our business and result in a material adverse effect on our financial condition, results of operations, cash flows, and reputation. For example, violations of anti-corruption laws can result in restatements of, or irregularities in, our financial statements as well as severe criminal or civil sanctions. In some cases, companies that violate the FCPA (or similar laws in other jurisdictions outside the U.S.) might be debarred by the U.S. government and/or lose their U.S. export privileges. In addition, U.S. or other governments might seek to hold us liable for successor liability for FCPA violations or violations of other anti-corruption laws committed by companies that we acquire or in which we invest, or by or on behalf of persons working for or representing our Company. Changes in anti-corruption laws or enforcement priorities could also result in increased compliance requirements and related costs which could adversely affect our business, financial condition, results of operations, and cash flows.

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

Our increasing focus on environmental sustainability and social initiatives could increase our costs, and inaction could harm our reputation and adversely impact our financial results.

There has been increasing public focus by investors, customers, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social and other sustainability matters. As an organization, we understand the importance of our role in lessening our environmental footprint and supporting positive social impact. We established a cross-functional team to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. In light of the importance of this to our culture, as well as internal and external stakeholders, if we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social, and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. If we fail to comply with new laws, regulations, or reporting requirements, our reputation and business could be adversely impacted.

We might not be able to utilize certain of our net operating loss carryforwards and certain other tax attributes, which could harm our profitability.

As of December 31, 2021, we had approximately $317.4 million of net operating loss (“NOL”) carryforwards available to reduce U.S. federal taxable income in future years. Under Section 382 and similar provisions of the Internal Revenue Code (the “Code”), if a corporation undergoes an “ownership change,” that corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited for U.S. federal income tax purposes (or similar provisions of other jurisdictions). These limitations may be subject to certain exceptions, including if there is “net unrealized built-in gain” in the assets of the corporation undergoing the ownership change.

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

Many of our vendors have the right to declare us in default of our agreements if any such vendor, including the lessors under our vehicle fleet leases, determines that a change in our financial condition poses a substantially increased credit risk. Upon default, the lessors can repossess the vehicles and require us to compensate them for any remaining lease payments in excess of the value of the repossessed vehicles. As of December 31, 2021, we had $54.8 million in finance lease obligations, primarily related to vehicles used in Deployment Solutions in the U.S. Deployment Solutions may be negatively impacted if we lose the use of vehicles for any period of time.

Our credit agreement (as amended, the “Credit Agreement”) contains covenants that may restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures, make strategic acquisitions and effect a consolidation, merger, or disposal of all or substantially all of our assets. Refer to “Risks Related to Our Indebtedness – Covenant restrictions under the Credit Agreement may limit our ability to operate our business” for further details on our covenant restrictions.

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

In addition, the emergence of the use of real world evidence and new tools such as machine learning and artificial intelligence that capitalize on the availability of large data sets may reduce the time and costs of the discovery and development process, may allow our clients to more readily perform clinical development tasks and services that we provide themselves or may cause price competition. More broadly, our current competitors or other businesses might develop technologies or services that are more effective or commercially attractive than, or render obsolete, our current or future technologies and services. Our failure to develop and offer competitive solutions that address these and other technological advances in a timely, cost-effective manner or to keep pace with rapid technological change could adversely affect our competitive position and our results of operations.

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

Government bodies have adopted and may continue to adopt new healthcare legislation or regulations that are more burdensome than existing regulations. For example, product safety concerns and recommendations by the Drug Safety Oversight Board could change the regulatory environment for drug products, and new or heightened regulatory requirements may increase our expenses or limit our ability to offer some of our services. We might have to incur additional costs to comply with these or other new regulations, and failure to comply could harm our financial condition, results of operations, cash flows, and reputation, and result in adverse legal action(s). Additionally, new or heightened regulatory requirements may have a negative impact on the ability of our customers to conduct industry-sponsored clinical trials, which could reduce the need for our post-approval development services. For instance, in the EU, the Clinical Trials Regulation (“CTR”), which was adopted in April 2014, will become applicable on January 31, 2022. The CTR will be directly applicable in all EU member states, repealing the current Clinical Trials Directive. The CTR harmonizes the assessment and supervision processes for clinical trials throughout the EU via a Clinical Trials Information System, which will notably contain a centralized EU portal and database.

It is currently unclear to what extent the UK will seek to align its regulations with the EU Clinical Trials Regulation (EU) No 536/2014, which was enacted in 2014 and became effective on January 31, 2022. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). If the decision by the UK is not to closely align its regulations with the new approach that will be adopted in the EU, it could have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for product candidates on the basis of clinical trials conducted in the UK.

Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.

The global data protection landscape is rapidly evolving, and we are or may become subject to numerous state, federal and foreign laws, requirements, and regulations governing the collection, use, disclosure, retention, and security of personal information, such as information we may collect about individuals in the U.S., the EEA, the UK, and other countries where we have operations, including but not limited to Japan, China, South Korea, Brazil, and Singapore. Federal, state, and foreign governments may propose or have adopted additional legislation governing the collection, possession, use, storage, or disclosure of personal data, including but not limited to health and financial data, as well as security breach notification rules for loss or theft of such data. Additional legislation or regulation of this type might, among other things, require us to implement additional security measures and processes or to anonymize or de-identify health or other personal data in excess of what we are already obliged to do, each of which may require substantial expenditures or limit our ability to offer some of our services. Failure to comply with these data protection and privacy laws, rules, and regulations, or to resolve any privacy or security complaints, could subject us to regulatory sanctions, fines, delays in clinical trials, criminal prosecution, or civil liability, as well as reputational damage.

In the U.S., we are subject to certain state privacy and data security laws and regulations in the states in which we operate, such as the CCPA, which became effective as of January 2020, and creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Further, the California Privacy Rights Act (the “CPRA”) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the U.S. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by the CCPA, the CPRA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In the EEA, we are subject to the EU GDPR, and in the UK, we are subject to the UK data protection regime consisting primarily of the UK General Data Protection Regulation, or UK GDPR, and the UK Data Protection Act 2018, (collectively, the GDPR), in each case in relation to our collection, control, processing, sharing, disclosure, and other use of data relating to an identifiable living individual (personal data). The GDPR contains provisions specifically directed at the processing of health data, rights of data subjects, data breach notification, and extra-territoriality measures intended to extend the applicability of the law to certain activities performed by non-EEA/UK organizations (such as the targeting or monitoring of individuals located in the EEA/UK by organizations located in other locations). Failure by us, or by our partners, our service providers, or our employees or contractors, to comply with the GDPR could result in regulatory investigations, reputational damage, orders to cease/ change our use of data, enforcement notices and/ or fines of the greater of €20 million/£17.5 million or 4% of total global annual revenue, as well as potential civil claims including class actions where individuals suffer harm. These changes may lead to additional compliance costs and could increase our overall risk. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

In addition to data protection laws and regulations, regulators are considering (or are adopting) other laws, regulations and guidelines that impact the processing of personal information. For example, the evolving landscape surrounding the use of artificial intelligence and online advertising may lead to additional compliance costs and could increase our overall risk.

In addition, we operate on a global basis and may transfer personal data to our affiliates and service providers in the course of administering our business and performing our services. As a result, we are subject to legal requirements that govern the cross-border transfer of personal data. For example, the GDPR prohibits the transfer of personal data outside the EEA and the UK to third countries that have not been found to provide adequate protection to such personal data, including the U.S., in the absence of certain safeguards. We rely upon Standard Contractual Clauses (“SCCs”) and other appropriate safeguards or derogations for such transfers of personal data.

The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the UK; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR.

As noted in prior disclosures, certain of our clinical entities relied in part on the EU-U.S. and Swiss-U.S. Privacy Shield frameworks to transfer certain personal data from the EU and Switzerland, respectively, to the U.S. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-US Privacy Shield. Similarly, on September 8, 2020, Switzerland’s Federal Data Protection and Information Commissioner (“FDPIC”) issued an opinion concluding that the Swiss-US Privacy Shield Framework does not provide an adequate level of protection to transfer Personal Data from Switzerland to the U.S. Because of these developments, we no longer leverage these frameworks to support the transfer of personal data from the EU and Switzerland to the U.S., although we continue participation in them, in an effort to demonstrate our commitment to the protection of personal data.

We are accountable for the acts and omissions of our third-party service providers we engage to process personal data on our behalf, subject to limitations and exclusions provided by law. There is no assurance that contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data protection laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined above.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations, and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

Our customers face intense competition from lower cost generic products and other competing products, which may lower the amount that they spend on our services and could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

Our customers face increasing competition from competing products and, in particular, from lower cost generic products, which in turn may affect their ability to pursue clinical development and commercialization activities. In the U.S., the EU and Japan, political pressure to reduce spending on prescription products has led to legislation and other measures which encourage the use of generic products. In addition, proposals emerge from time to time in the U.S. and other countries for legislation to further encourage the early and rapid approval of generic products. Loss of patent protection for a product typically is followed promptly by generic substitutes, reducing our customers’ sales of that product and their overall profitability. Availability of generic substitutes for our customers’ products or other competing products may cause them to lose market share and, as a result, may adversely affect their results of operations and cash flow, which in turn may mean that they would not have adequate capital to purchase our services. If competition from generic or other products impacts our customers’ finances such that they decide to curtail our services, our net revenues may decline and this could have a material adverse effect on our business, results of operations, and financial condition.

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

As of December 31, 2021, our total principal amount of indebtedness was $2.84 billion, which consisted of: (i) $1.79 billion in term loan debt; (ii) $600.0 million of 3.625% senior notes (the “Notes”); (iii) borrowings of $400.0 million under our accounts receivable financing agreement; and (iv) $54.8 million in current and non-current finance lease obligations. Our substantial indebtedness could adversely affect our financial condition and cash flows from operations and thus make it more difficult for us to satisfy our obligations with respect to our senior secured facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We might not be able to influence any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:

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

The Credit Agreement and our indentures governing our Notes contain covenants that may restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures, make strategic acquisitions and effect a consolidation, merger or disposal of all or substantially all of our assets. Although the covenants in the Credit Agreement and our other debt instruments are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations, capital needs, or to engage in other activities that may be in our best interest. In addition, in certain circumstances, our long-term debt requires us to maintain a specified financial ratio and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our senior secured facilities or our indentures governing our senior unsecured notes. If an event of default under the Credit Agreement or our other debt instruments occurs, the lenders thereunder or holders of the defaulted debt could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. In such case, we might not have sufficient funds to repay all the outstanding amounts. In addition, the Credit Agreement is secured by first priority security interests on substantially all of our real and personal property, including the capital stock of certain of our subsidiaries. If an event of default under the Credit Agreement occurs, the lenders thereunder could exercise their rights under the related security documents. Any acceleration of amounts due under the Credit Agreement or the substantial exercise by the lenders of their rights under the security documents would likely have a material adverse effect on us. Our receivables facility also contains covenants customary in such facilities that may restrict our ability to operate our business.

Under the terms of the lease agreement for our corporate headquarters in Morrisville, North Carolina we may be required to issue a letter of credit (“LOCs”) to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency, such as S&P Global Ratings).

As of December 31, 2021, our debt rating was such that no LOC is currently required. Any LOCs issued in accordance with the aforementioned requirements could be issued under our revolving credit facility (the “Revolver”) under the Credit Agreement, and, if issued under our Revolver, would reduce our available borrowing capacity by the same amount accordingly.

Interest rate fluctuations may have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Because we have substantial variable rate debt, fluctuations in interest rates may affect our business, financial condition, results of operations, or cash flows. We currently utilize interest rate swaps to limit our exposure to interest rate fluctuations; however, such instruments may not be effective. As of December 31, 2021, we had approximately $2.84 billion of total principal indebtedness consisting of $1.79 billion in term loan debt, $600.0 million under the Notes, borrowings of $400.0 million under our accounts receivable financing agreement, and $54.8 million in current and non-current of finance lease obligations, of which $1.03 billion (excluding finance leases) was subject to variable interest rates.

A portion of our indebtedness bears interest at variable interest rates, primarily based on the London Inter-bank Offered Rate (“LIBOR”), which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Some tenors of LIBOR were discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate, or SOFR, will become the market benchmark in its place or what impact such a transition may have on our business, financial condition, and results of operations.

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

We do not anticipate that we will pay any dividends to holders of our stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our Board and will depend on our financial condition, capital requirements, legal requirements, earnings, and other factors. Our ability to pay dividends is restricted by the terms of the Credit Agreement and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment.

Provisions of our corporate governance documents and Delaware law could make an acquisition of our company more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.

Provisions of our certificate of incorporation and our amended and restated bylaws contain provisions that delay, defer or discourage transactions involving an actual or potential change in control of us or change in our management that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our stock, thereby depressing the market price of our stock. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of the Board. Because the Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. Among others, these provisions include: (i) our ability to issue preferred stock without shareholder approval; (ii) the requirement that our shareholders may not act without a meeting; (iii) requirements for advance notification of shareholder nominations and proposals contained in our bylaws; (iv) the absence of cumulative voting for our directors; and (v) requirements for shareholder approval of certain business combinations.

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

Further, we have previously had material weaknesses or significant deficiencies in our internal control over financial reporting and new material weaknesses or significant deficiencies may exist or otherwise be discovered in the future. If we fail to maintain an effective internal control environment, such failure could limit our ability to report our financial results accurately and timely, resulting in misstatements and/or restatements of our consolidated financial statements, which may cause investors to lose confidence and have a material adverse effect on our stock price, reputation, business, financial condition, results of operations, and cash flows.

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

Since our initial public offering in November 2014 (the “IPO”), the price of our stock, as reported by Nasdaq, has ranged from a low of $19.61 on November 7, 2014 to a high of $104.18 on November 12, 2021. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could affect stock price in ways that may be unrelated to our operating performance. The trading price of our stock is subject to significant price fluctuations in response to many factors, including:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, we had 113 operating facilities located in 50 countries. Most of our facilities consist solely of office space. We lease all of our facilities, except for non-material office space owned in Madrid, Spain; Tiraine, Latvia; and Macclesfield, United Kingdom. Our corporate headquarters and principal executive offices are in Morrisville, North Carolina, where we lease space totaling approximately 258,250 square feet. The lease will expire in January 2032. We also lease space totaling approximately 62,000 square feet in Farnborough, United Kingdom, which will expire in January 2028.

In addition, we lease substantial facilities in Columbus, Ohio; Gurgaon, India; Hyderabad, India; Mexico City, Mexico; Munich, Germany; New York, New York; Newtown, Pennsylvania; Princeton, New Jersey; Pune, India; Quebec City, Canada; Somerset, New Jersey; and Tokyo, Japan. We also maintain offices in various other Asian-Pacific, European, Latin American and North American locations, as well as Australia, the Middle East and Africa. Our leases are not individually material to our business model and all either have options to renew or are in major markets where we believe there are adequate opportunities to continue business operations at terms satisfactory to us.

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

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Holders of Record

On February 10, 2022, there were approximately 20 shareholders of record of our common stock as reported by our transfer agent. Shareholders of record are those who have the rights, benefits, and responsibilities of ownership of shares registered in their own names. This number does not include shareholders for whom shares are held in “nominee” or “street” name or beneficial owners of common stock whose shares are held in the names of brokers, dealers, or clearing agencies outside of our transfer agent.

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

Any future determination to pay dividends will be at the discretion of the Board and will take into account restrictions in our debt instruments, including the Credit Agreement, general economic business conditions, our financial condition, results of operations and cash flows, our capital requirements, our business prospects, the ability of our operating subsidiaries to pay dividends and make distributions to us, legal restrictions, and such other factors as the Board may deem relevant. For additional information on these restrictive covenants, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Note 4 – Long-Term Debt Obligations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during 2021.

Purchases of Equity Securities by the Issuer

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

For the year ended December 31, 2021, we repurchased 1,500,000 shares of our Class A common stock in private transactions, for a total purchase price of approximately $117.5 million, representing the entirety of our share repurchases for the year. All such shares were purchased under our 2021 Stock Repurchase Program. We immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

There were no share repurchases during the three months ended December 31, 2021. As of December 31, 2021, we have remaining authorization to repurchase up to approximately $182.5 million of shares of our Class A Common Stock under the 2021 Stock Repurchase Program.

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

Our common stock is traded on the Nasdaq under the symbol “SYNH.” From November 7, 2014 through January 7, 2018, our common stock was listed on the Nasdaq under the trading symbol “INCR.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from December 31, 2016 through December 31, 2021, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on December 31, 2016 in our common stock, in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any.

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Information used in the graph was obtained from the Nasdaq Stock Market, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Item 6. [Reserved]

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

This section of the Form 10-K generally discusses our results of operations for the years ended December 31, 2021 and 2020, including a year-to-year comparison between 2021 and 2020. For a full discussion related to the results of operations for the year ended December 31, 2019, including a year-to-year comparison between 2020 and 2019, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2020.

Overview of Our Business and Services

We are the only fully integrated biopharmaceutical solutions organization purpose-built to accelerate customer success. We lead with a product development mindset, strategically blending clinical development, medical affairs, and commercial capabilities to address modern market realities for customers in the biopharmaceutical, biotechnology, and healthcare industries. We offer both stand-alone and integrated biopharmaceutical product development solutions ranging from early phase (Phase I) clinical trials to the full commercialization of biopharmaceutical products, with the goal of increasing the likelihood of regulatory approval and commercial success.

Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions. Our Clinical Solutions segment offers comprehensive global services for the development of diagnostics, drugs, biologics, devices, and digital therapeutics that span Phases I to IV of clinical development. The segment is organized around clinical pharmacology and bioanalytical services, workforce deployment, full-service clinical studies, real world evidence, and consulting. Our Commercial Solutions segment provides commercialization services, including deployment solutions, communication solutions (public relations, advertising, and medical communications), and consulting services. We integrate our clinical and commercial capabilities into customized solutions by sharing knowledge, data, and insights. This collaboration across the development and commercialization continuum facilitates unique insights into patient populations, therapeutic environments, product timelines, and the competitive landscape. For further discussion, refer to Part I, Item 1, “Business” in this Annual Report on Form 10-K.

We acquired the following companies during 2021:

•

StudyKIK, a leading clinical trial recruitment and retention company, expanding our portfolio of patient-direct, technology-enabled solutions. StudyKIK supports patient recruitment, patient retention, eConsent Solutions, Telemedicine Video Calling, and study companion mobile applications to expedite clinical trials, which we believe will result in benefits to customers including accelerated patient enrollment and retention, extensive patient population-based insights, improved site, sponsor, and physician experiences, and reduced patient burden.

•

RxDataScience, a specialist organization that helps biopharmaceutical customers solve challenging problems through advanced analytics, data management, and artificial intelligence. RxDataScience is well aligned to our lab to life model offering advanced analytic solutions across the entire product development spectrum from clinical through commercial.

Prior period segment results have been recast to reflect the transfer of the Kinapse Regulatory and Operations Consulting service lines from Commercial Solutions to Clinical Solutions to align with management reporting in 2021.

COVID-19 Pandemic

The ongoing COVID-19 pandemic and associated economic repercussions have significantly impacted, and are expected to continue to impact, our business and our operations. Within Clinical Solutions, the pandemic has accelerated the adoption of virtual engagement with sites and patients, creating increased demand for decentralized solutions capabilities. As a result, we have continued to experience reduced travel and other reimbursable out-of-pocket expenses related to lower physical monitoring visits for Clinical Solutions relative to pre-pandemic levels. We have also experienced a reduction in the costs associated with investigational medicinal products, which has also resulted in lower reimbursable out-of-pocket expenses. Within Commercial Solutions, we have continued to experience fewer field team visits to healthcare providers and increased virtual investigator meetings. Therefore, we expect reimbursable out-of-pocket expenses as a percentage of revenue to remain lower relative to pre-pandemic levels. With the spread of COVID-19 variants, the ongoing impacts of the COVID-19 pandemic could adversely impact our business and results of operations. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for further discussion of the potential impact of the pandemic on our business.

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

Our backlog as of December 31 was as follows (in millions):

	2021	2020	Change
Clinical Solutions	$10,567.3	$10,270.5	$296.8	2.9%
Commercial Solutions - Deployment Solutions	860.3	711.6	148.7	20.9%
Total backlog	$11,427.6	$10,982.1	$445.5	4.1%

We expect approximately $4.68 billion of our backlog as of December 31, 2021 will be recognized as revenue during 2022. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.

Net New Business Awards

New business awards, net of cancellations, were as follows (in millions):

	Year Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
Clinical Solutions	$4,362.6	$4,735.1	$4,183.0	$(372.5)	(7.9)%	$552.1	13.2%
Commercial Solutions	1,370.1	1,128.0	1,270.6	242.1	21.5%	(142.6)	(11.2)%
Total net new business awards	$5,732.7	$5,863.1	$5,453.6	$(130.4)	(2.2)%	$409.5	7.5%

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

We believe that our backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will continue to be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. Net new business awards and backlog have been and we expect will continue to be affected by the broad effects of the COVID-19 pandemic on the global economy and major financial markets, as well as various other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors – Risks Related to Our Business – The COVID-19 pandemic has adversely impacted our business and results of operations, and is expected to continue to do so” of this Annual Report on Form 10-K. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect that the rate at which our backlog and net new business awards convert into revenue is likely to decrease, and the duration of projects and the period over which related revenue is recognized to lengthen. For more information about risks related to our backlog see Part I, Item 1A, “Risk Factors – Risks Related to Our Business – Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog” of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth amounts from our consolidated financial statements along with dollar and percentage changes (in thousands, except percentages):

	Year Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
Revenue	$5,212,970	$4,415,777	$4,675,815	$797,193	18.1%	$(260,038)	(5.6)%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	3,994,484	3,398,142	3,645,905	596,342	17.5%	(247,763)	(6.8)%
Selling, general, and administrative expenses	570,765	472,726	507,556	98,039	20.7%	(34,830)	(6.9)%
Restructuring and other costs	22,816	29,414	42,135	(6,598)	(22.4)%	(12,721)	(30.2)%
Depreciation and amortization	235,625	222,352	242,465	13,273	6.0%	(20,113)	(8.3)%
Total operating expenses	4,823,690	4,122,634	4,438,061	701,056	17.0%	(315,427)	(7.1)%
Income from operations	389,280	293,143	237,754	96,137	32.8%	55,389	23.3%
Total other expense, net	74,120	89,485	136,045	(15,365)	(17.2)%	(46,560)	(34.2)%
Income before provision for income taxes	315,160	203,658	101,709	111,502	54.7%	101,949	100.2%
Income tax expense (benefit)	80,329	10,871	(29,549)	69,458	638.9%	40,420	n/m
Net income	$234,831	$192,787	$131,258	$42,044	21.8%	$61,529	46.9%

Revenue

For the year ended December 31, 2021, our revenue increased by $797.2 million, or 18.1%, to $5.21 billion from $4.42 billion for the year ended December 31, 2020. This increase was primarily driven by growth in both our Clinical Solutions and Commercial Solutions segments as discussed below.

No single customer accounted for greater than 10% of our total consolidated revenue for the year ended December 31, 2021 or 2020. Revenue from our top five customers accounted for approximately 22% of revenue for both of the years ended December 31, 2021 and 2020.

Revenue for each of our segments was as follows (dollars in thousands):

	Year Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
Clinical Solutions	$4,009,057	$3,339,451	$3,450,223	$669,606	20.1%	$(110,772)	(3.2)%
% of total	76.9%	75.6%	73.8%
Commercial Solutions	1,203,913	1,076,326	1,225,592	127,587	11.9%	(149,266)	(12.2)%
% of total	23.1%	24.4%	26.2%
Total revenue	$5,212,970	$4,415,777	$4,675,815	$797,193	18.1%	$(260,038)	(5.6)%

Clinical Solutions

For the year ended December 31, 2021, revenue attributable to our Clinical Solutions segment increased compared to the prior year, primarily driven by recovery from the COVID-19 pandemic and the acquisitions of Synteract and Illingworth Research that were completed in the fourth quarter of 2020. The recovery from the COVID-19 pandemic includes increased project start-ups, including larger pharmaceutical customer relationships and COVID-19 projects that generally have higher reimbursable out-of-pocket expenses. For the year ended December 31, 2021, revenue was positively impacted by $40.9 million from foreign currency exchange rates fluctuations compared to the prior year.

We experienced reduced impacts from the COVID-19 pandemic to our Clinical Solutions revenue during 2021 as compared to 2020 as governments eased restrictions. Future impacts are dependent on the continuation of the pandemic including the potential spread of COVID-19 variants. We believe the primary ongoing impact to revenue relates to increased demand for decentralized solutions capabilities including remote monitoring, which results in lower reimbursable out-of-pocket expenses. Therefore, we expect reimbursable out-of-pocket expenses as a percentage of revenue to remain lower relative to pre-pandemic levels.

Commercial Solutions

For the year ended December 31, 2021, revenue attributable to our Commercial Solutions segment increased compared to the prior year, primarily driven by recovery from the COVID-19 pandemic and strength in new project start-ups. The revenue increases were partially offset by decreases related to the divestiture of our medication adherence business in the fourth quarter of 2020.

We experienced reduced impacts from the COVID-19 pandemic to our Commercial Solutions revenue during 2021 as compared to 2020 as governments eased restrictions. Future impacts are dependent on the continuation of the pandemic including the potential spread of COVID-19 variants. We believe the primary ongoing impacts to revenue relate to declines in field team visits to healthcare providers and increased virtual investigator meetings, which result in lower reimbursable out-of-pocket expenses. Therefore, we expect reimbursable out-of-pocket expenses as a percentage of revenue to remain lower relative to pre-pandemic levels.

Direct Costs

Direct costs consist principally of compensation expense and benefits associated with our employees and other employee-related costs, and reimbursable out-of-pocket expenses directly related to delivering on our projects. While we have some ability to manage the majority of these costs relative to the amount of contracted services we have during any given period, direct costs as a percentage of revenue can vary from period to period. Such fluctuations are due to a variety of factors, including, among others: (i) the level of staff utilization on our projects; (ii) adjustments to the timing of work on specific customer contracts; (iii) the experience mix of personnel assigned to projects; (iv) the service mix and pricing of our contracts; and (v) the timing of the incurrence of reimbursable out-of-pocket expenses. Relative to pre-pandemic levels, we continue to experience reduced travel and other reimbursable out-of-pocket expenses related to lower physical monitoring visits for Clinical Solutions, as well as fewer field team visits to healthcare providers and investigator meetings for Commercial Solutions.

Direct costs were as follows (dollars in thousands):

	Year Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
Direct costs (exclusive of depreciation and amortization)	$3,994,484	$3,398,142	$3,645,905	$596,342	17.5%	$(247,763)	(6.8)%
% of revenue	76.6%	77.0%	78.0%
Gross margin %	23.4%	23.0%	22.0%

For the year ended December 31, 2021, our direct costs increased by $596.3 million, or 17.5%, compared to the year ended December 31, 2020, primarily driven by higher reimbursable out-of-pocket expenses, impacts from acquisitions, and the end of temporary cost management strategies in response to the COVID-19 pandemic implemented in the prior year. These increases were partially offset by decreases from business divestitures in 2020.

Clinical Solutions

Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Year Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
Direct costs	$3,005,938	$2,513,240	$2,637,016	$492,698	19.6%	$(123,776)	(4.7)%
% of segment revenue	75.0%	75.3%	76.4%
Segment gross margin %	25.0%	24.7%	23.6%

For the year ended December 31, 2021, our Clinical Solutions segment direct costs increased by $492.7 million, or 19.6%, compared to the year ended December 31, 2020, primarily driven by impacts from acquisitions, higher reimbursable out-of-pocket expenses, the end of temporary cost management strategies in response to the COVID-19 pandemic implemented in the prior year, and negative impacts of foreign exchange rate fluctuations. These increases were partially offset by positive impacts from our ForwardBound margin enhancement initiative.

Gross margins for our Clinical Solutions segment were 25.0% and 24.7% for the years ended December 31, 2021 and 2020, respectively. Gross margin was higher during 2021 as compared to the prior year primarily due to revenue growth and positive impacts from our ForwardBound margin enhancement initiative, partially offset by higher reimbursable out-of-pocket expenses, the end of temporary cost management strategies in response to the COVID-19 pandemic implemented in the prior year, and negative impacts of foreign exchange rate fluctuations.

Commercial Solutions

Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Year Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
Direct costs	$955,326	$853,555	$979,878	$101,771	11.9%	$(126,323)	(12.9)%
% of segment revenue	79.4%	79.3%	80.0%
Segment gross margin %	20.6%	20.7%	20.0%

For the year ended December 31, 2021, our Commercial Solutions segment direct costs increased by $101.8 million, or 11.9%, compared to the year ended December 31, 2020, primarily related to recovery from the COVID-19 pandemic and the end of temporary cost management strategies implemented in the prior year, partially offset by the divestiture of our medication adherence business in the fourth quarter of 2020.

Gross margins for our Commercial Solutions segment were 20.6% and 20.7% for the years ended December 31, 2021 and 2020, respectively. Gross margin was lower during 2021 as compared to the prior year primarily due to higher costs in the current year primarily driven by recovery from the COVID-19 pandemic, including higher reimbursable out-of-pocket expenses and the end of temporary cost management strategies in response to the COVID-19 pandemic implemented in the prior year, partially offset by revenue growth.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
Selling, general and administrative expenses	$570,765	$472,726	$507,556	$98,039	20.7%	$(34,830)	(6.9)%
% of total revenue	10.9%	10.7%	10.9%

Selling, general, and administrative expenses for the year ended December 31, 2021 increased compared to the prior year primarily due to acquisitions, including higher transaction and integration-related expenses, and the end of temporary cost management strategies in response to the COVID-19 pandemic implemented in the prior year. Transaction and integration-related expenses are no longer reported separately and are included in selling, general, and administrative expenses. These increases were partially offset by positive impacts from our ForwardBound margin enhancement initiative.

Restructuring and Other Costs

Restructuring and other costs were $22.8 million and $29.4 million for the years ended December 31, 2021 and 2020, respectively. The costs incurred during 2021 were primarily related to our ForwardBound margin enhancement initiative as we continue the ongoing evaluations of our workforce and facilities infrastructure needs in an effort to optimize our resources. The costs incurred during 2020 were primarily related to our cost management strategies in response to the COVID-19 pandemic, as well as our ForwardBound initiative.

Restructuring and other costs consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Employee severance and benefit costs	$14,526	$26,321	$25,243
Facility and lease termination costs	8,226	2,313	16,202
Other costs	64	780	690
Total restructuring and other costs	$22,816	$29,414	$42,135

We expect to continue to incur costs related to the restructuring of our operations in order to achieve cost savings and targeted synergies related to our acquisitions. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of our combined operations. We may also continue to incur additional restructuring and other costs during and beyond 2022 related to our ForwardBound margin enhancement initiative.

Depreciation and Amortization Expense

Total depreciation and amortization expense was $235.6 million and $222.4 million for the years ended December 31, 2021 and 2020, respectively. The increase in total depreciation and amortization expense in 2021 compared to 2020 was primarily due to the acquisitions that were completed in the fourth quarter of 2020, partially offset by decreases due to fully amortized intangible assets from prior acquisitions.

Total Other Expense, Net

Total other expense, net consisted of the following (dollars in thousands):

	Year Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
Interest income	$(111)	$(265)	$(7,542)	$154	58.1%	$7,277	96.5%
Interest expense	79,252	91,145	129,820	(11,893)	(13.0)%	(38,675)	(29.8)%
Loss (gain) on extinguishment of debt	3,612	1,581	(10,395)	2,031	128.5%	11,976	n/m
Other (income) expense, net	(8,633)	(2,976)	24,162	(5,657)	(190.1)%	(27,138)	n/m
Total other expense, net	$74,120	$89,485	$136,045	$(15,365)	(17.2)%	$(46,560)	(34.2)%

Total other expense, net was $74.1 million and $89.5 million for the years ended December 31, 2021 and 2020, respectively. The decrease in total other expense, net in 2021 compared to 2020 was primarily due to a decrease in interest expense, primarily related to reductions in our higher interest rate debt as a result of debt prepayments and refinancing transactions and lower interest rates on our variable interest rate debt. Other (income) expense, net primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency, other gains and losses related to investments, and contingent consideration related to divested businesses.

The loss on extinguishment of debt was $3.6 million for the year ended December 31, 2021 compared to $1.6 million for the year ended December 31, 2020. These losses were incurred primarily as a result of our debt prepayments and refinancing transactions.

Income Tax Expense

For the year ended December 31, 2021, we recorded income tax expense of $80.3 million, on pre-tax income of $315.2 million. The effective income tax rate for the year ended December 31, 2021 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, state and local taxes on U.S. income, and research and general business credits.

For the year ended December 31, 2020, we recorded income tax expense of $10.9 million, on pre-tax income of $203.7 million. The effective income tax rate for the year ended December 31, 2020 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to the recognition of U.S. federal and foreign unrecognized tax benefits, changes to income tax valuation allowances on deferred tax assets, and tax benefits recognized related to the elections to retroactively apply regulations relative to the GILTI high-tax exclusion and Section 163(j) CFC group election for interest deductibility.

We currently maintain valuation allowances against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of December 31, 2021. We intend to continue to maintain valuation allowances on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources

Key measures of our liquidity were as follows as of December 31 (in thousands):

	2021	2020
Balance sheet statistics:
Cash and cash equivalents	$106,363	$271,901
Restricted cash	112	272
Working capital (excluding restricted cash)	112,228	160,409

As of December 31, 2021, we had $106.5 million of cash, cash equivalents, and restricted cash. As of December 31, 2021, substantially all of our cash, cash equivalents, and restricted cash was held within the U.S. In addition, we had $585.8 million (net of $14.2 million in outstanding letters of credit (“LOCs”)) available for borrowing under our $600.0 million Revolver, of which $135.8 million was available for LOCs.

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

We may seek to raise additional capital, particularly in the event of a sustained market deterioration, which could be in the form of bonds, convertible debt, or equity. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain any refinancing or additional financing we may seek on favorable terms or at all.

Contractual Obligations

In addition to the indebtedness and related interest payments, operating leases, deferred compensation, commitments to unconsolidated affiliates, contingent obligations assumed in business combinations, and uncertain tax positions discussed elsewhere, we signed a non-cancellable purchase obligation of $22.1 million during the fourth quarter of 2021, with equal quarterly payments due over the next four years, beginning in the third quarter of 2022.

Indebtedness

As of December 31, 2021, we had approximately $2.84 billion of total principal indebtedness (including $54.8 million in finance lease obligations), consisting of $1.79 billion in term loan debt, $600.0 million under the Notes, and $400.0 million in borrowings against our accounts receivable financing agreement. Approximately $1.03 billion of our indebtedness (excluding finance leases) was subject to variable interest rates.

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

During the year ended December 31, 2021, we made $166.8 million and $560.5 million of voluntary prepayments against Term Loan A and Term Loan B, respectively, that were applied to future mandatory principal payments due. As a result of these and previous voluntary prepayments, we are not required to make a mandatory payment against the principal balance of Term Loan A until October 2023 and Term Loan B has been paid in full. In connection with these prepayments, we recorded a $3.6 million loss on extinguishment of debt during the year ended December 31, 2021.

In February 2021, as a result of our First Lien Leverage Ratio (as defined in the Credit Agreement) being less than or equal to 2.5x, the Adjusted Eurocurrency Rate Spread (as defined in the Credit Agreement) on Term Loan A and the Revolver decreased from 1.50% to 1.25%. As of December 31, 2021, the interest rate on the Term Loan A and the Revolver was 1.35%.

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

Revolver and Letters of Credit

The Revolver includes LOCs with a sublimit of $150.0 million. As of December 31, 2021, we had no outstanding Revolver borrowings and $14.2 million of LOCs outstanding, leaving $585.8 million of available borrowings under the Revolver, including $135.8 million available for LOCs.

The lease agreement for our corporate headquarters in Morrisville, North Carolina includes a provision that may require us to issue a LOC to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency, such as S&P Global Ratings). As of December 31, 2021, our debt rating was such that no LOC is currently required. Any LOCs issued in accordance with the aforementioned requirements could be issued under our Revolver, and if issued under our Revolver, would reduce our available borrowing capacity by the same amount.

We pay a quarterly commitment fee between 0.25% and 0.375% on the average daily unused balance of the Revolver based on the “First Lien Leverage Ratio” at the adjustment date. Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Eurocurrency Rate revolving loans plus participation and fronting fees.

The Notes

On November 24, 2020, we completed the issuance and sale of the Notes, with an aggregate principal amount of $600.0 million, which bears interest at a rate of 3.625% per annum, payable semi-annually in arrears beginning on July 15, 2021, and matures on January 15, 2029. The Notes were issued pursuant to an indenture (the “Indenture”), which provides, among other things, that the Notes are senior unsecured obligations of us and are guaranteed, jointly and severally, on a senior unsecured basis, by certain of our subsidiaries.

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

Debt Covenants

The Credit Agreement contains usual and customary restrictive covenants that among other things, place limitations on our ability to pay dividends or make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material arrangements; make acquisitions and dispose of assets; transact with affiliates; and engage in transactions that are not related to our existing business. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow us to engage in these activities under certain conditions, including our ability to: (i) pay dividends each year in an amount up to the greater of (a) 6% of the net cash proceeds received by us from any public offering and (b) 5% of our market capitalization; and (ii) pay unlimited dividends if our Secured Leverage Ratio (as defined in the Credit Agreement) is no greater than 3.0 to 1.0. In addition, the Credit Agreement requires us to maintain a maximum First Lien Leverage Ratio (as defined in the Credit Agreement) of no more than 4.5 to 1.0 as of the last day of each fiscal quarter from and after March 31, 2020.

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

As of December 31, 2021, we were in compliance with all applicable debt covenants.

Accounts Receivable Financing Agreement

Under our accounts receivable financing agreement, certain of our consolidated subsidiaries sell accounts receivable and unbilled services (including contract assets) balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”), which is the borrower under the facility. The facility is without recourse to us or any subsidiaries of ours other than the SPE, other than with respect to limited indemnity obligations of the selling entities and the servicer of the receivables in respect of the character of the receivables sold by them and the performance of the servicing duties.

On January 28, 2021, we amended our accounts receivable financing agreement to increase the amount we can borrow from $300.0 million to $365.0 million and drew down the additional $65.0 million to partially fund the Term Loan A and Term Loan B voluntary prepayments. Accordingly, there was no incremental impact on our total debt.

On October 13, 2021, we further amended our accounts receivable financing agreement to increase the amount we can borrow from $365.0 million to $400.0 million, extended the maturity to October 2024, and drew down the additional $35.0 million. At the same time, we paid down $35.0 million on facilities under our Credit Agreement, resulting in no net impact on leverage.

As of December 31, 2021, we had $400.0 million of outstanding borrowings under this agreement with no remaining borrowing capacity available.

This agreement is secured by a lien on certain receivables and other assets, and we have guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under this agreement. The available borrowing capacity varies monthly according to the levels of our eligible accounts receivable and unbilled receivables. Loans under this agreement will accrue interest at a reserve-adjusted LIBOR rate or a base rate equal to the higher of (i) the applicable lender’s prime rate and (ii) the federal funds rate plus 0.50%. As of December 31, 2021, the interest rate on the accounts receivable financing agreement was 1.05%.

Interest Rates

We have entered into various interest rate swaps to mitigate our exposure to changes in interest rates on our term loans. As of December 31, 2021, the percentage of our total principal debt (excluding finance leases) that is subject to fixed interest rates was approximately 63%. Each quarter-point increase or decrease in the applicable floating interest rate as of December 31, 2021 would change our annual interest expense by approximately $2.6 million.

We do not expect the transition from LIBOR to impact our debt agreements during 2022 and therefore we are under no obligation to amend these agreements in 2022.

2021 Stock Repurchase Program

On November 17, 2020, our Board authorized the repurchase of up to an aggregate of $300.0 million of our Class A common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions through December 31, 2022. The 2021 Stock Repurchase Program took effect on January 1, 2021. Share repurchases are funded primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements.

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

The following table sets forth repurchase activity under the 2021 Stock Repurchase Program from inception through December 31, 2021:

Period	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2021	600,000	$74.18	$44,505
May 2021	400,000	81.04	32,416
June 2021	500,000	81.20	40,600
Total	1,500,000		$117,521

As of December 31, 2021, we had remaining authorization to repurchase up to approximately $182.5 million of shares of our common stock under the 2021 Stock Repurchase Program.

Cash, Cash Equivalents and Restricted Cash

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Year Ended December 31,			Change
	2021	2020	2019	2021 to 2020		2020 to 2019
Net cash provided by operating activities	$450,278	$425,493	$318,481	$24,785	5.8%	$107,012	33.6%
Net cash used in investing activities	(340,346)	(504,084)	(81,661)	163,738	32.5%	(422,423)	(517.3)%
Net cash (used in) provided by financing activities	(277,577)	178,265	(215,469)	(455,842)	n/m	393,734	n/m

Cash Flows from Operating Activities

Cash flows provided by operating activities increased by $24.8 million during the year ended December 31, 2021 as compared to the prior year. The increase was primarily due to higher cash-related net income, partially offset by negative changes in operating assets and liabilities relative to the prior year including payment of certain taxes deferred in 2020 as permitted by the Coronavirus Aid, Relief, and Economic Security Act. Fluctuations in accounts receivable, unbilled services (including contract assets), and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers, and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services (including contract assets), and deferred revenue can vary significantly from period to period.

Cash Flows from Investing Activities

For the year ended December 31, 2021, we used $340.3 million in cash for investing activities, which consisted of $278.9 million of payments related to acquisitions, including StudyKIK and RxDataScience, and $56.8 million for purchases of property and equipment. We continue to closely monitor our capital expenditures, especially in light of the COVID-19 pandemic, while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.

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

Cash Flows from Financing Activities

For the year ended December 31, 2021, we used $277.6 million in cash for financing activities, which consisted primarily of net repayments of long-term debt and repurchases of our common stock. These payments were partially offset by proceeds from our accounts receivable financing arrangement.

For the year ended December 31, 2020, financing activities provided $178.3 million in cash, primarily resulting from a net increase in long-term debt from the issuance of the Notes, partially offset by repayments of other long-term debt, repurchases of our common stock, and contingent consideration payments.

Inflation

The majority of our long-term contracts include inflation or cost of living adjustments for the portion of the services to be performed beyond the year in which services begin. In the event actual inflation rates are greater than our contractual inflation rates or cost of living adjustments, generally our contracts allow for increases to our inflationary assumptions to offset.

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

Acquisitions

We account for acquisitions in accordance with ASC Topic 805, Business Combinations, using the acquisition method of accounting. The purchase price, or total consideration transferred, is determined as the fair value of assets exchanged, equity instruments issued, and liabilities assumed at the acquisition date. The acquisition method of accounting requires that the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree are measured and recorded at their fair values on the date of an acquisition. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, including the amount assigned to identifiable intangible assets.

Acquisition-related costs are expensed as incurred. The consolidated financial statements reflect the results of operations of the acquiree from the date of the acquisition. For additional information, see Part II, Item 8, “Financial Statements and Supplemental Data – Note 3 – Acquisitions, Divestitures, and Investments.”

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

The majority of our Clinical Solutions segment revenue is for service offerings that range in duration from a few months to several years and typically represent a single performance obligation. Revenue for these service contracts is recognized over time using an input measure of progress. The input measure reflects costs (including investigator payments and pass-through costs) incurred to date relative to total estimated costs to complete the contract (“cost-to-cost measure of progress”). Under the cost-to-cost measure of progress methodology, revenue is recorded proportionally to costs incurred. Contract costs principally include direct labor, investigator payments, and pass-through costs. The estimate of total revenue and costs to completion requires significant judgment. Contract estimates are based on various assumptions to project future outcomes of events that often span several years, as well as on evaluations and updates made on an ongoing basis. These estimates are reviewed periodically and any adjustments are recognized on a cumulative catch-up basis in the period they become known. Updates and adjustments to estimates are likely to result in variability in revenue recognized from period to period and may cause unexpected variability in our operating results. In addition, in certain instances a customer contract may include forms of variable consideration such as incentive fees, volume rebates or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics, program milestones or cost targets. For the purposes of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount to be recorded is estimated based on the assessment of our anticipated performance and consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.

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

Most of our contracts can be terminated by the customer without cause with a notice period that generally ranges from 30 to 90 days. In the event of termination, our contracts generally provide that the customer pay us for: (i) fees earned through the termination date; (ii) fees and expenses for winding down the project, which include both fees incurred and actual expenses; (iii) non-cancellable expenditures; and (iv) in some cases, a fee to cover a portion of the remaining professional fees on the project. Our long-term clinical trial contracts contain implied substantive termination penalties because of the significant wind-down cost of terminating a clinical trial. These provisions for termination penalties result in these types of contracts being treated as long-term for revenue recognition purposes.

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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the estimated fair value of net assets acquired, including the amount assigned to identifiable intangible assets, in acquisitions. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, goodwill is not subject to amortization but must be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level. This test requires us to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount.

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

We completed our annual impairment test for potential impairment as of October 1, 2021 for all four of our reporting units, determining that there were no impairments. Our goodwill is principally related to the Merger completed on August 1, 2017. Depending on the extent to which future developments negatively impact our results of operations and financial outlook, an interim impairment test may be required in the future.

Intangible assets consist of customer relationships, acquired backlog, trade names, trademarks, patient communities, and acquired technologies. We amortize intangible assets related to customer relationships, trade names, trademarks, patient communities, and acquired technologies on a straight-line basis over the estimated useful life of the asset. Intangible assets related to acquired backlog are amortized based on our expectations of the timing of when revenue associated with the backlog is expected to be recognized.

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

Income Taxes

The majority of our U.S. subsidiaries file a consolidated U.S. federal income tax return, while certain U.S. subsidiaries, including recently acquired entities, may file separate U.S. federal tax returns. Our subsidiaries in international jurisdictions file tax returns in their respective jurisdictions.

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

We recognize a tax benefit from an uncertain tax position only if we believe it is more likely than not to be sustained upon examination based on the technical merits of the position. Judgment is required in determining what constitutes an individual tax position, as well as the assessment of the outcome of each tax position. We consider many factors when evaluating and estimating tax positions and tax benefits. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in domestic and foreign jurisdictions. We evaluate uncertain tax positions pursuant to the more likely than not standard, and benefits related to such uncertain tax positions are recognized as the largest amount of benefit, determined on a cumulative probability basis, to be realized upon ultimate settlement of the position. If the calculation of the liability related to uncertain tax positions proves to be more or less than the ultimate settlement, a tax expense or benefit, respectively, would result. Unrecognized tax benefits are presented as either a reduction to a deferred tax asset or as a separate liability.

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

Foreign Currency Exchange Rates

Approximately 19% of our revenues for the year ended December 31, 2021 were denominated in currencies other than the U.S. dollar. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. During 2021 and 2020, the most significant currency exchange rate exposures were the British Pound, Euro, Canadian Dollar, and Japanese Yen. A hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for 2021 by approximately $54.4 million. The impact of this could be partially offset by exchange rate fluctuation provisions stated in some of our contracts with customers designed to mitigate our exposure to fluctuations in currency exchange rates over the life of the contract. For example, during the year ended December 31, 2021, our revenue was reduced by $2.1 million to reflect the reduced operating costs required to fulfill the contracts as a result of the fluctuations in foreign currency exchange rates. We do not have significant operations in countries in which the economy is considered to be highly inflationary.

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

Foreign Exchange Forward

On October 30, 2020, we entered into a foreign exchange forward in order to minimize monthly foreign currency remeasurement gains or losses on non-functional currency monetary balances. The foreign exchange forward notional value may be adjusted each month as the exposure balance changes. We elected not to designate the derivative as a hedge. All changes in the mark-to-market of the foreign exchange forward are recorded in earnings every month to other (income) expense, net in the accompanying consolidated statements of income. We recognized $0.7 million of realized losses and $1.5 million of realized gains during the year ended December 31, 2021 and 2020, respectively, related to this foreign exchange forward. As of December 31, 2021, the notional value of this foreign exchange forward was $70.0 million.

Interest Rates

We are subject to market risk associated with changes in interest rates. In June 2018, we entered into an interest rate swap with multiple counterparties that had an initial aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and expired on June 30, 2021.

In March 2020, we entered into an interest rate swap with an initial aggregate notional value of $549.2 million, that increased to $1.42 billion on June 30, 2021, an effective date of March 31, 2020, and will expire on March 31, 2023. As of December 31, 2021, the notional value of this interest rate swap was $1.16 billion.

As of December 31, 2021 and 2020, we had $2.84 billion and $2.97 billion, respectively, of total principal indebtedness (including finance leases of $54.8 million and $49.0 million, respectively), of which $1.03 billion and $809.5 million, respectively, was subject to variable interest rates (excluding finance leases). Each quarter-point increase or decrease in the applicable interest rate as of December 31, 2021 and 2020 would change our annual interest expense by approximately $2.6 million and $2.0 million, respectively.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Syneos Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syneos Health, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Revenue – Full-service Clinical Contracts – Refer to Notes 1 and 12 to the consolidated financial statements

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total contract costs to estimate the amount of revenue to recognize for full-service clinical research contracts included the following, among others:

•	We tested the effectiveness of controls over long-term contract revenue, including those over the estimates of total contract costs related to the performance obligation.
•	We selected a sample of long-term contracts and performed the following:
-

Evaluated whether the contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

-

Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any contract modifications that were agreed upon with the customers.

-	Evaluated management’s identification of distinct performance obligations by assessing whether the underlying services were highly interdependent and interrelated.
-	Tested the accuracy and completeness of the total contract costs incurred to date for the performance obligation.
-	Evaluated the estimates of total contract cost for the performance obligation by:
•

Evaluating management’s ability to achieve the estimates of total contract cost by performing corroborating inquiries with the Company’s project managers and project financial analysts and comparing the estimates to management’s work plans and cost estimates.

•

Comparing management’s estimates of cost and revenue for the selected contracts to historical experience, and evaluating the reasonableness of management’s forecast of remaining costs to be incurred for each contract based on progress to date.

-	Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•

We evaluated management’s ability to accurately estimate total contract costs and revenue by comparing actual costs to management’s historical estimates for performance obligations that have been fulfilled.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

February 16, 2022

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Syneos Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Syneos Health, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

February 16, 2022

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Revenue	$5,212,970	$4,415,777	$4,675,815

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	3,994,484	3,398,142	3,645,905
Selling, general, and administrative expenses	570,765	472,726	507,556
Restructuring and other costs	22,816	29,414	42,135
Depreciation	73,832	70,185	76,532
Amortization	161,793	152,167	165,933
Total operating expenses	4,823,690	4,122,634	4,438,061
Income from operations	389,280	293,143	237,754

Total other expense, net:
Interest income	(111)	(265)	(7,542)
Interest expense	79,252	91,145	129,820
Loss (gain) on extinguishment of debt	3,612	1,581	(10,395)
Other (income) expense, net	(8,633)	(2,976)	24,162
Total other expense, net	74,120	89,485	136,045
Income before provision for income taxes	315,160	203,658	101,709
Income tax expense (benefit)	80,329	10,871	(29,549)
Net income	$234,831	$192,787	$131,258

Earnings per share:
Basic	$2.26	$1.85	$1.27
Diluted	$2.24	$1.83	$1.25
Weighted average common shares outstanding:
Basic	103,872	104,168	103,618
Diluted	105,065	105,465	105,005

The accompanying notes are an integral part of these consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income	$234,831	$192,787	$131,258
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $5,599, $(1,394), and $(2,122), respectively	16,140	(3,925)	(7,596)
Foreign currency translation adjustments, net of income tax (benefit) expense of $(1,472), $1,354, and $0, respectively	(24,957)	34,717	24,198
Comprehensive income	$226,014	$223,579	$147,860

The accompanying notes are an integral part of these consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$106,475	$272,173
Accounts receivable and unbilled services, net	1,524,890	1,344,781
Prepaid expenses and other current assets	135,091	121,058
Total current assets	1,766,456	1,738,012
Property and equipment, net	222,657	216,200
Operating lease right-of-use assets	209,408	223,285
Goodwill	4,956,015	4,776,178
Intangible assets, net	854,067	933,525
Deferred income tax assets	35,387	35,059
Other long-term assets	193,103	141,047
Total assets	$8,237,093	$8,063,306

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$107,535	$113,684
Accrued expenses	614,441	611,042
Deferred revenue	868,455	793,068
Current portion of operating lease obligations	43,058	42,082
Current portion of finance lease obligations	20,627	17,455
Total current liabilities	1,654,116	1,577,331
Long-term debt	2,775,721	2,902,054
Operating lease long-term obligations	205,798	221,760
Finance lease long-term obligations	34,181	31,522
Deferred income tax liabilities	78,062	20,216
Other long-term liabilities	76,660	68,311
Total liabilities	4,824,538	4,821,194

Commitments and contingencies (Note 17)

Shareholders’ equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 103,764 and 103,935 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1,038	1,039
Additional paid-in capital	3,474,088	3,461,747
Accumulated other comprehensive loss, net of taxes	(49,618)	(40,801)
Accumulated deficit	(12,953)	(179,873)
Total shareholders’ equity	3,412,555	3,242,112
Total liabilities and shareholders’ equity	$8,237,093	$8,063,306

The accompanying notes are an integral part of these consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash flows from operating activities:
Net income	$234,831	$192,787	$131,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,625	222,352	242,465
Share-based compensation	65,204	58,491	55,193
Provision for doubtful accounts	367	695	1,897
Provision for (benefit from) deferred income taxes	46,522	(3,839)	(40,069)
Foreign currency transaction adjustments	(5,928)	4,148	11,166
Fair value adjustment of contingent obligations	(597)	(3,664)	17,260
Gain on sale of business	—	(7,133)	—
Loss (gain) on extinguishment of debt	3,612	1,581	(10,395)
Other non-cash items	7,789	1,765	2,766
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, unbilled services, and deferred revenue	(109,364)	16,316	(120,389)
Accounts payable and accrued expenses	24,620	(2,561)	28,316
Other assets and liabilities	(52,403)	(55,445)	(987)
Net cash provided by operating activities	450,278	425,493	318,481
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(278,920)	(456,455)	(712)
Proceeds from notes receivable from divestiture	5,000	—	—
Proceeds from sale of business	—	17,970	—
Purchases of property and equipment	(56,841)	(50,010)	(63,973)
Investments in unconsolidated affiliates	(5,741)	(15,589)	(16,976)
Loan to unconsolidated affiliate	(3,844)	—	—
Net cash used in investing activities	(340,346)	(504,084)	(81,661)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	494,505	600,000	582,000
Payments of debt financing costs	(1,008)	(9,570)	(2,636)
Repayments of long-term debt	(727,277)	(327,294)	(437,936)
Proceeds from accounts receivable financing agreement	100,000	31,600	127,815
Repayments of accounts receivable financing agreement	—	(6,600)	(22,400)
Proceeds from revolving line of credit	80,000	300,000	—
Repayments of revolving line of credit	(80,000)	(300,000)	—
Redemption of Senior Notes and associated breakage fees	—	—	(418,112)
Payments of contingent consideration related to acquisitions	(7,197)	(26,634)	(178)
Payments of finance leases	(15,774)	(16,434)	(14,493)
Payments for repurchases of common stock	(117,521)	(70,151)	(56,716)
Proceeds from exercises of stock options	28,148	24,568	40,322
Payments related to tax withholdings for share-based compensation	(31,453)	(21,220)	(13,135)
Net cash (used in) provided by financing activities	(277,577)	178,265	(215,469)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,947	8,810	(13,594)
Net change in cash, cash equivalents, and restricted cash	(165,698)	108,484	7,757
Cash, cash equivalents, and restricted cash - beginning of period	272,173	163,689	155,932
Cash, cash equivalents, and restricted cash - end of period	$106,475	$272,173	$163,689

The accompanying notes are an integral part of these consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Shareholders’ equity, beginning balance	$3,242,112	$3,029,654	$2,856,144
Impact from adoption of ASU 2016-13	—	(2,771)	—
Shareholders’ equity, adjusted beginning balance	3,242,112	3,026,883	2,856,144

Common stock:
Beginning balance	1,039	1,039	1,034
Repurchases of common stock	(15)	(13)	(13)
Issuances of common stock	14	13	18
Ending balance	1,038	1,039	1,039

Additional paid-in capital:
Beginning balance	3,461,747	3,441,471	3,402,638
Repurchases of common stock	(49,595)	(41,512)	(43,515)
Issuances of common stock	(3,268)	3,297	27,155
Share-based compensation	65,204	58,491	55,193
Ending balance	3,474,088	3,461,747	3,441,471

Accumulated other comprehensive loss:
Beginning balance	(40,801)	(71,593)	(88,195)
Unrealized gain (loss) on derivative instruments, net of taxes	16,140	(3,925)	(7,596)
Foreign currency translation adjustment, net of taxes	(24,957)	34,717	24,198
Ending balance	(49,618)	(40,801)	(71,593)

Accumulated deficit:
Beginning balance	(179,873)	(341,263)	(459,333)
Impact from adoption of ASU 2016-13	—	(2,771)	—
Adjusted beginning balance	(179,873)	(344,034)	(459,333)
Repurchases of common stock	(67,911)	(28,626)	(13,188)
Net income	234,831	192,787	131,258
Ending balance	(12,953)	(179,873)	(341,263)

Shareholders’ equity, ending balance	$3,412,555	$3,242,112	$3,029,654

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

COVID-19 Pandemic

The ongoing COVID-19 pandemic and associated economic repercussions have significantly impacted, and are expected to continue to impact, the Company’s business and operations. The continued availability and effectiveness of vaccines may partially mitigate the risks around the continued spread of COVID-19, however, with the spread of COVID-19 variants, the ongoing impacts of the COVID-19 pandemic could adversely impact its business and results of operations. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for further discussion of the potential impact of the pandemic on its business.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the periods presented in the financial statements. Examples of estimates and assumptions include, but are not limited to, determining the fair value of goodwill and intangible assets and their potential impairment, useful lives of tangible and intangible assets, useful lives of assets subject to leases, valuation of the Company’s right of use assets, allowances for doubtful accounts, potential future outcomes of events for which income tax consequences have been recognized in the Company’s consolidated financial statements or tax returns, valuation allowances for deferred tax assets, fair value of share-based compensation and its recognition period, loss contingencies, fair value of derivative instruments and related hedge effectiveness, fair value of contingent tax sharing obligations, and judgments related to revenue recognition, among others. In addition, estimates and assumptions are used in the accounting for acquisitions, including the fair value and useful lives of acquired tangible and intangible assets and the fair value of assumed liabilities.

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

Acquisitions

The Company accounts for acquisitions in accordance with ASC Topic 805, Business Combinations, using the acquisition method of accounting. The purchase price, or total consideration transferred, is determined as the fair value of assets exchanged, equity instruments issued, and liabilities assumed at the acquisition date. The acquisition method of accounting requires that the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree are measured and recorded at their fair values on the date of an acquisition. Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired, including the amount assigned to identifiable intangible assets. Acquisition-related costs are expensed as incurred. The consolidated financial statements reflect the results of operations of the acquiree from the date of the acquisition. For additional information, see “Note 3 – Acquisitions, Divestitures, and Investments.”

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

Comprehensive Income

Comprehensive income refers to revenue, expenses, gains, and losses that, under U.S. GAAP, are recorded as an element of shareholders’ equity but are excluded from net income. The Company’s comprehensive income consists of foreign currency translation adjustments, net of applicable taxes, resulting from the translation of foreign subsidiaries with functional currencies other than the U.S. dollar and the effective portions of the unrealized gains or losses associated with derivative instruments designated and accounted for as hedging instruments.

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

The Company’s net cash pool position consisted of the following as of December 31 (in thousands):

	2021	2020
Gross cash position	$179,160	$220,261
Less: cash borrowings	(167,507)	(204,647)
Net cash position	$11,653	$15,614

Restricted Cash

Restricted cash represents cash and deposits held as security over bank deposits, lease guarantees, and insurance obligations that are restricted as to withdrawal or use. Restricted cash is classified as a current or long-term asset based on the timing and nature of when and how the cash is expected to be used or when the restrictions are expected to lapse. As of December 31, 2021 and 2020, restricted cash balances were $0.1 million and $0.3 million, respectively.

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

Level 1 – Unadjusted quoted prices in active markets for identical instruments;

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets; and

Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable, including internally developed models.

Derivative Financial Instruments

Interest Rate Swaps

The Company uses interest rate swaps to manage exposure to variable interest rates on its debt obligations. The Company designates its interest rate swaps as cash flow hedges because they are executed to hedge the Company’s exposure to the variability in expected future cash flows that are attributable to changes in interest rates.

Derivative financial instruments are measured at fair value and recognized in the accompanying consolidated balance sheets in prepaid expenses and other current assets, other long-term assets, accrued expenses, and other long-term liabilities, as disclosed in “Note 6 – Derivatives.” The fair value of interest rate swaps is determined using the market standard methodology of discounted future variable cash receipts. The variable cash receipts are determined by discounting the future expected cash receipts that would occur if variable interest rates rise above the fixed rate of the swaps. The variable interest rates used in the calculation of projected receipts on the swap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Changes in the fair value of derivative instruments designated as hedging instruments are recorded each period according to the determination of the derivative’s effectiveness. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the change in fair value of the derivatives is recognized as non-operating income or expense immediately when incurred and included in interest expense in the accompanying consolidated statements of income.

Foreign Exchange Forward

The Company utilizes a foreign exchange forward in order to minimize monthly foreign currency remeasurement gains or losses on non-functional currency monetary balances. The Company did not designate the derivative as a hedge. All changes in the fair value of the foreign exchange forward are recorded in earnings every month to other (income) expense, net in the accompanying consolidated statements of income, as disclosed in “Note 6 – Derivatives.”

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

Property and Equipment

Property and equipment primarily consists of furniture, vehicles, software, office equipment, computer equipment, and lab equipment. Purchased and constructed property and equipment is initially recorded at historical cost plus the estimated value of any associated legally or contractually required retirement obligations. Property and equipment acquired in an acquisition are recorded based on the estimated fair value as of the acquisition date. The Company leases vehicles for certain sales representatives in the Commercial Solutions segment. These leases are classified and accounted for as leases in accordance with ASC Topic 842, Leases (“ASC 842”). For further information about lease arrangements, see “Note 5 - Leases.”

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired, including the amount assigned to identifiable intangible assets, in acquisitions. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, goodwill is not subject to amortization but must be tested for impairment annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level. This test requires the Company to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount.

The Company has assigned goodwill to four reporting units. The Company completed an annual impairment test as of October 1, 2021 for all of its reporting units, and concluded that there were no impairments.

Intangible assets consist of customer relationships, acquired backlog, trade names, trademarks, patient communities, and acquired technologies. The Company amortizes intangible assets related to customer relationships, trade names, trademarks, patient communities, and acquired technologies on a straight-line basis over the estimated useful life of the asset. Intangible assets related to acquired backlog are amortized based on the Company’s expectations of the timing of when revenue associated with the backlog is expected to be recognized.

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

The weighted average estimated useful lives of the Company’s intangible assets were as follows as of December 31:

	2021	2020
Customer relationships	9.8 years	9.9 years
Acquired backlog	2.6 years	2.6 years
Trade names and trademarks	5.5 years	5.5 years
Intellectual property (medical patent)	n/a	9.0 years
Patient communities	6.0 years	n/a
Acquired technologies	6.0 years	n/a

No intangible asset impairment charges were recorded for the years ended December 31, 2021 or 2020. For additional information regarding the carrying values of intangible assets, see “Note 2 – Financial Statement Details.”

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

The majority of the Company’s revenue arrangements are service contracts that range in duration from a few months to several years. Substantially all of the Company’s performance obligations, and associated revenue, are transferred to the customer over time. The Company generally receives compensation based on measuring progress toward completion using anticipated project budgets for direct labor and prices for each service offering. The Company is also reimbursed for certain third-party pass-through and out-of-pocket costs. In addition, in certain instances a customer contract may include forms of variable consideration such as incentive fees, volume rebates or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics, program milestones or cost targets. For the purposes of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount included in the transaction price is estimated based on the Company’s anticipated performance and consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.

Most of the Company’s contracts can be terminated by the customer without cause with a notice period that generally ranges from 30 to 90 days. In the event of termination, the Company’s contracts generally provide that the customer pay the Company for: (i) fees earned through the termination date; (ii) fees and expenses for winding down the project, which include both fees incurred and actual expenses; (iii) non-cancellable expenditures; and (iv) in some cases, a fee to cover a portion of the remaining professional fees on the project. The Company’s long-term clinical trial contracts contain implied substantive termination penalties because of the significant wind-down cost of terminating a clinical trial. These provisions for termination penalties result in these types of contracts being treated as long-term for revenue recognition purposes.

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

Clinical Solutions

The Company’s Clinical Solutions segment provides solutions to address the clinical development needs of customers. The Company provides total biopharmaceutical program development through its full-service platform, while also providing discrete services for any part of a clinical trial, primarily through functional service provider, Early Stage, and Real World and Late Phase (“RWLP”) services. The services provided via the full-service platform and RWLP platforms generally span several years and a significant benefit to the customer is provided by integrating the services provided by the Company’s employees as well as those performed by third parties. Because the Company’s full-service platform provides a significant integration service to the customer, these contracts contain a single performance obligation. Revenue is recognized over time using an input measure of progress. The input measure reflects costs (including investigator payments and pass-through costs) incurred to date relative to total estimated costs to complete (“cost-to-cost measure of progress”). Under the cost-to-cost measure of progress methodology, revenue is recorded proportionally to costs incurred. Contract costs principally include direct labor, investigator payments, and pass-through costs. The estimate of total estimated costs at completion requires significant judgment. Contract estimates are based on various assumptions to project future outcomes of events that often span several years. These estimates are reviewed periodically and any adjustments are recognized on a cumulative catch-up basis in the period they become known.

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

Income Taxes

The majority of the Company’s U.S. subsidiaries file a consolidated U.S. federal income tax return, while certain U.S. subsidiaries, including recently acquired entities, may file separate U.S. federal tax returns. The Company’s subsidiaries in international jurisdictions file tax returns in their respective jurisdictions.

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

The Company recognizes a tax benefit from any uncertain tax positions only if they are more likely than not to be sustained upon examination based on the technical merits of the position. The Company evaluates uncertain tax positions pursuant to the more likely than not standard, and benefits related to such uncertain tax positions are recognized as the largest amount of benefit, determined on a cumulative probability basis, to be realized upon ultimate settlement of the position. Components of the reserve for uncertain tax positions are classified as either a current or a long-term liability in the accompanying consolidated balance sheets based on management’s expectation of future cash settlements.

Judgment is required in determining what constitutes an uncertain tax position, as well as assessing the outcome of each tax position. The Company considers many factors when evaluating and estimating tax positions and tax benefits. In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in domestic and foreign jurisdictions. If the calculation of the liability related to uncertain tax positions proves to be more or less than the ultimate settlement, a tax expense or tax benefit, respectively, would result. Unrecognized tax benefits are presented as either a reduction to a deferred tax asset or as a separate liability.

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

2. Financial Statement Details

Accounts Receivable and Unbilled Services, net

Accounts receivable and unbilled services (including contract assets), net of allowance for doubtful accounts, consisted of the following as of December 31 (in thousands):

	2021	2020
Accounts receivable billed	$873,265	$774,605
Accounts receivable unbilled	241,799	211,285
Contract assets	417,411	366,506
Less: Allowance for doubtful accounts	(7,585)	(7,615)
Accounts receivable and unbilled services, net	$1,524,890	$1,344,781

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the period	$(7,615)	$(5,381)	$(4,587)
Impact from adoption of ASU 2016-13	—	(2,771)	—
Current year provision	(367)	(695)	(1,897)
Write-offs, net of recoveries and the effects of foreign currency exchange	397	1,232	1,103
Balance at the end of the period	$(7,585)	$(7,615)	$(5,381)

Accounts Receivable Factoring Arrangement

The Company has an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, at its option, without recourse, to an unrelated third-party financial institution for cash. For the years ended December 31, 2021 and 2020, the Company factored $129.1 million and $152.4 million, respectively, of trade accounts receivable on a non-recourse basis and received $128.9 million and $151.9 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Property and Equipment, net

Property and equipment, net of accumulated depreciation, consisted of the following as of December 31 (in thousands):

	2021	2020
Software	$159,736	$129,731
Leasehold improvements	96,188	94,596
Computer equipment	91,937	108,230
Vehicles	77,674	63,985
Office furniture, fixtures, and equipment	65,018	37,287
Buildings and land	5,692	5,211
Assets not yet placed in service	28,706	28,129
Property and equipment, gross	524,951	467,169
Less: Accumulated depreciation	(302,294)	(250,969)
Property and equipment, net	$222,657	$216,200

As of December 31, 2021 and 2020, the gross book value of vehicles under finance leases was $77.7 million and $64.0 million, respectively, and accumulated depreciation was $30.0 million and $20.5 million, respectively. For the years ended December 31, 2021 and 2020, amortization charges related to these assets, net of rebates, were $17.5 million and $15.8 million, respectively, and were included in depreciation on the accompanying consolidated statements of income.

Goodwill and Intangible Assets

The changes in carrying amount of goodwill by segment were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (b)	Total
Balance as of December 31, 2019	$2,784,952	$1,565,428	$4,350,380
Acquisitions and divestitures (c)	418,619	(14,453)	404,166
Impact of foreign currency translation	12,764	8,868	21,632
Balance as of December 31, 2020	3,216,335	1,559,843	4,776,178
Acquisitions (d)	192,286	—	192,286
Impact of foreign currency translation and other (e)	40,078	(52,527)	(12,449)
Balance as of December 31, 2021	$3,448,699	$1,507,316	$4,956,015

(a) Accumulated impairment losses of $8.1 million associated with the Clinical Solutions segment were recorded prior to 2016 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. No impairment of goodwill was recorded for the years ended December 31, 2021, 2020, or 2019.

(b) Accumulated impairment losses of $8.0 million associated with the Commercial Solutions segment were recorded prior to 2015 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the years ended December 31, 2021, 2020, or 2019.

(c) Amounts represent goodwill recognized in connection with the 2020 acquisitions of SHCR Holdings Corporation (“Synteract”) and Illingworth Research Group™ (“Illingworth Research”) within the Clinical Solutions segment and goodwill disposed upon the sale of the medication adherence business within the Commercial Solutions segment.

(d) Amount represents goodwill recognized in connection with the acquisitions of StudyKIK Corporation (“StudyKIK”) and RxDataScience, Inc. (“RxDataScience”), other insignificant acquisitions in 2021, and insignificant measurement period adjustments recognized in connection with the 2020 acquisitions of Synteract and Illingworth Research within the Clinical Solutions segment.

(e) Includes $44.2 million reallocation of goodwill from the Commercial Solutions segment to the Clinical Solutions segment to reflect the transfer of the Kinapse Regulatory and Operations Consulting service lines to align with management reporting in 2021.

Intangible assets, net consisted of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$1,547,925	$(811,542)	$736,383	$1,518,081	$(685,021)	$833,060
Acquired backlog	175,826	(154,475)	21,351	174,180	(132,733)	41,447
Trade names and trademarks	55,728	(28,806)	26,922	52,475	(21,817)	30,658
Intellectual property (medical patent)	—	—	—	30,028	(1,668)	28,360
Patient communities	45,100	(2,192)	42,908	—	—	—
Acquired technologies	27,800	(1,297)	26,503	—	—	—
Intangible assets, net	$1,852,379	$(998,312)	$854,067	$1,774,764	$(841,239)	$933,525

The future estimated amortization expense for intangible assets as of December 31, 2021 is expected to be as follows (in thousands):

Year Ended December 31,
2022	$162,193
2023	153,334
2024	146,487
2025	132,512
2026	110,597
2027 and thereafter	148,944
Total	$854,067

Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2021	2020
Professional fees, investigator fees, and pass-through costs	$283,432	$231,638
Compensation, including bonuses, fringe benefits, and payroll taxes	215,386	255,042
Income and other taxes	25,723	28,890
Rebates to customers	22,367	22,528
Restructuring and other costs, current portion	6,657	5,830
Contingent obligations, current	3,397	4,327
Interest rate swaps - current	1,827	17,045
Other liabilities	55,652	45,742
Total accrued expenses	$614,441	$611,042

Accumulated Other Comprehensive Loss, Net of Taxes

Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$(40,801)	$(71,593)

Derivative Instruments:
Beginning balance	(18,761)	(14,836)
Other comprehensive gain (loss) before reclassifications	2,963	(20,446)
Reclassification adjustments	13,177	16,521
Ending balance	(2,621)	(18,761)

Foreign Currency Translation:
Beginning balance	(22,040)	(56,757)
Other comprehensive (loss) income before reclassifications	(24,957)	34,717
Ending balance	(46,997)	(22,040)

Accumulated other comprehensive loss, net of taxes	$(49,618)	$(40,801)

Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrealized loss on derivative instruments:
Unrealized gain (loss) during period, before taxes	$4,084	$(27,647)	$(14,306)
Income tax expense (benefit)	1,121	(7,201)	(2,777)
Unrealized gain (loss) during period, net of taxes	2,963	(20,446)	(11,529)
Reclassification adjustment, before taxes	17,655	22,328	4,588
Income tax expense	4,478	5,807	655
Reclassification adjustment, net of taxes	13,177	16,521	3,933
Total unrealized gain (loss) on derivative instruments, net of taxes	16,140	(3,925)	(7,596)

Foreign currency translation adjustments:
Foreign currency translation adjustments, before taxes	(26,429)	36,071	24,198
Income tax (benefit) expense	(1,472)	1,354	—
Foreign currency translation adjustments, net of taxes	(24,957)	34,717	24,198

Total other comprehensive (loss) income, net of taxes	$(8,817)	$30,792	$16,602

Other (Income) Expense, Net

Other (income) expense, net consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net realized foreign currency loss	$2,190	$3,175	$11,853
Net unrealized foreign currency (gain) loss	(5,928)	4,147	11,166
Gain on sale of business	—	(7,133)	—
Equity investment (income) expense	(1,950)	(3,745)	261
Other, net	(2,945)	580	882
Total other (income) expense, net	$(8,633)	$(2,976)	$24,162

Supplemental disclosure of cash flow information

The following table provides details of supplemental cash flow information (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for income taxes, net of refunds	$35,100	$23,400	$12,200
Cash paid for interest (excluding finance leases)	63,952	83,690	129,756
Supplemental disclosure of noncash investing and financing activities
Non-cash investment to acquire certain intellectual property rights from a customer in lieu of cash payment for services rendered	—	27,300	—
Fair value of contingent consideration related to acquisitions	19,158	—	—
Change in property and equipment included in liabilities	1,753	11,684	5,977
Vehicles acquired through finance lease agreements	28,994	20,203	37,701

3. Acquisitions, Divestitures, and Investments

StudyKIK Acquisition

On September 13, 2021, the Company completed the acquisition of StudyKIK, a leading clinical trial recruitment and retention company, expanding the Company’s portfolio of patient-direct, technology-enabled solutions. The total purchase consideration was $203.6 million (net of cash acquired of $1.0 million). The Company recognized $115.3 million of goodwill and $91.8 million of intangible assets. The remainder of consideration was attributed to other net assets, primarily related to net working capital.

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

The following table summarizes the fair values of identified intangible assets and their respective useful lives (dollars in thousands):

	Estimated Fair Value	Estimated Useful Life
Customer relationships	$22,300	6 years
Acquired backlog	1,800	1.25 years
Trade name	2,700	6 years
Patient communities	45,100	6 years
Acquired technologies	19,900	6 years
Total intangible assets	$91,800

RxDataScience Acquisition

On October 6, 2021, the Company completed the acquisition of RxDataScience, a specialist organization that helps biopharmaceutical customers solve challenging problems through advanced analytics, data management, and artificial intelligence. The total purchase consideration was $67.5 million (net of cash acquired of $2.4 million). The Company recognized $52.9 million of goodwill and $18.0 million of intangible assets. The remainder of consideration was attributed to other net assets, primarily related to net working capital. Refer to “Note 16 – Related-Party Transactions” for further information.

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

The Company’s assessments of fair value and the purchase price allocations related to these 2021 acquisitions are preliminary and further adjustments may be necessary as additional information related to the fair values of assets acquired and liabilities assumed is assessed during the measurement period (up to one year from the respective acquisition dates).

Synteract Acquisition

On December 9, 2020, the Company completed the acquisition of Synteract, effected through the purchase of 100% of the outstanding shares of Synteract for approximately $385.5 million in cash (net of approximately $28.0 million of cash acquired), which included payment of $1.0 million during the first quarter of 2021. Synteract is a contract research organization focused on the emerging biopharmaceutical industry, strengthening the Company’s position in the small to mid-sized (“SMID”) category. The Company recognized $363.7 million of goodwill and $56.4 million of intangible assets, including acquired backlog and trade name, as a result of the acquisition.

Allocation of Consideration Transferred

The following table summarizes the estimated fair value of the net assets acquired at the date of the acquisition:

Assets acquired:
Cash and cash equivalents	$28,028
Accounts receivable and unbilled services	39,723
Prepaid expenses and other current assets	2,160
Property and equipment	3,978
Operating lease right-of-use assets	10,839
Other identifiable intangible assets	56,400
Goodwill	363,733
Other assets	4,121
Total assets acquired	508,982
Liabilities assumed:
Accounts payable and accrued expenses	25,623
Deferred revenue	45,272
Operating lease obligations	15,693
Deferred income taxes, net	7,754
Other liabilities	1,126
Total liabilities assumed	95,468
Net assets acquired	$413,514

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

The following table summarizes the fair value of identified intangible assets and their respective useful lives at the date of the acquisition (dollars in thousands):

	Estimated Fair Value	Estimated Useful Life
Acquired backlog	$37,200	4 years
Trade name	19,200	8 years
Total intangible assets	$56,400

Illingworth Research Group Acquisition

On December 17, 2020, the Company completed the acquisition of Illingworth Research, a leading provider of clinical research home health services, adding new scale and capabilities to the Company’s clinical trial solutions. The total purchase consideration was $80.9 million (net of cash acquired of $1.1 million), which included payments of $9.0 million during the first quarter of 2021. The Company recognized $64.6 million of goodwill and $21.5 million of intangible assets, principally customer relationships, as a result of the acquisition.

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

Divestitures

During the second quarter of 2020, the Company sold its contingent staffing business to a related party in exchange for potential future cash consideration not to exceed $4.0 million. Based on the financial results of the business one year after the divestiture date, the Company recognized $1.8 million of contingent consideration in other (income) expense, net in the accompanying statement of income during the second quarter of 2021. Refer to “Note 16 – Related-Party Transactions” for further information.

During the fourth quarter of 2020, the Company sold its medication adherence business for consideration of $23.0 million, including cash consideration of $18.0 million, net of cash transferred, and convertible notes of $5.0 million, resulting in a gain on sale of $7.1 million. The Company received $5.0 million of cash proceeds from the notes receivable during the second quarter of 2021. Based on the performance of the business through 2021, the Company recognized $3.0 million and $3.6 million of contingent consideration for the years ended December 31, 2021 and 2020, respectively. The gain on sale and contingent consideration were recognized in other (income) expense, net in the accompanying consolidated statements of income.

Investments

During the second quarter of 2020, the Company made a non-cash investment of $27.3 million to acquire certain intellectual property rights from a customer in lieu of cash payment for services rendered. The Company subsequently exchanged the intellectual property for an equity method investment in an unconsolidated variable interest entity. The Company provided the entity $3.8 million in cash, in the form of a loan, during the third quarter of 2021. Based on the hypothetical liquidation book value of its investment as of December 31, 2021, the Company recorded a $5.3 million loss to other (income) expense, net in the accompanying statement of income for the year ended December 31, 2021. As of December 31, 2021, the book value of the Company’s investment was $16.2 million and was included in other long-term assets in the accompanying consolidated balance sheet, with a maximum exposure to loss of approximately $20.3 million, which includes the outstanding loan balance and accrued interest.

4. Long-Term Debt Obligations

The Company’s debt obligations consisted of the following as of December 31 (in thousands):

	2021	2020
Secured Debt
Term Loan A - tranche one due March 2024	$149,195	$183,715
Term Loan A - tranche two due August 2024	1,636,797	1,273,991
Term Loan B due August 2024	—	560,564
Accounts receivable financing agreement due October 2024	400,000	300,000
Total secured debt	2,185,992	2,318,270
Unsecured Debt
Senior notes due January 2029 (the “Notes”)	600,000	600,000
Total debt obligations	2,785,992	2,918,270
Less: Term loans original issuance discount	(2,228)	(3,500)
Less: Unamortized deferred issuance costs	(8,043)	(12,716)
Total long-term debt	$2,775,721	$2,902,054

Credit Agreement

The Company is party to a credit agreement (as amended, the “Credit Agreement”) that included a $1.55 billion Term Loan A facility (“Term Loan A”) that has two tranches, tranche one that matures on March 26, 2024 and tranche two that matures on August 1, 2024, a $1.60 billion Term Loan B facility (“Term Loan B”) that was paid in full during the second quarter of 2021, and a $600.0 million revolving credit facility (the “Revolver”) that matures on August 1, 2024.

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

During the year ended December 31, 2021, the Company made $166.8 million and $560.5 million of voluntary prepayments against Term Loan A and Term Loan B, respectively, that were applied to future mandatory principal payments due. As a result of these and previous voluntary prepayments, the Company is not required to make a mandatory payment against the principal balance of Term Loan A until October 2023 and Term Loan B has been paid in full. In connection with these prepayments, the Company recorded a $3.6 million loss on extinguishment of debt during the year ended December 31, 2021.

All obligations under the Credit Agreement are guaranteed by the Company and certain of the Company’s direct and indirect wholly-owned domestic subsidiaries. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and the guarantors, including 65% of the capital stock of certain controlled foreign subsidiaries.

The term loans and the Revolver bear interest at a rate per annum equal to the Adjusted Eurocurrency Rate (“Eurocurrency Rate”) plus an applicable margin or an Alternate Base Rate plus an applicable margin. The Company may select among the Adjusted Eurocurrency Rate or the Alternate Base Rate, whichever is lower, except in circumstances where the Company requests a loan with less than a three-day notice. In such cases, the Company must use the Alternate Base Rate. The Adjusted Eurocurrency Rate is equal to the London Inter-bank Offered Rate (“LIBOR”), subject to adjustment for reserve requirements. The Alternate Base Rate is equal to the highest of: (i) the federal funds rate plus 0.50%; (ii) the Adjusted Eurocurrency Rate for an interest period of one month plus 1.00%; (iii) the rate of interest per annum quoted by The Wall Street Journal as the prime rate; and (iv) 0.00%.

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

In February 2021, as a result of the Company’s First Lien Leverage Ratio (as defined in the Credit Agreement) being less than or equal to 2.5x, the Adjusted Eurocurrency Rate Spread (as defined in the Credit Agreement) on Term Loan A and the Revolver decreased from 1.50% to 1.25%. As of December 31, 2021, the interest rate on the Term Loan A and the Revolver was 1.35%.

The Company also pays a quarterly commitment fee between 0.25% and 0.375% on the average daily unused balance of the Revolver depending on the “First Lien Leverage Ratio” at the adjustment date.

Revolver and Letters of Credit

The Revolver includes letters of credit (“LOCs”) with a sublimit of $150.0 million. Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Eurocurrency Rate revolving loans plus participation and fronting fees. The fee is payable quarterly in arrears on the last day of each quarter ending April, July, October and January until the underlying LOC expires. As of December 31, 2021, there were no outstanding Revolver borrowings and $14.2 million of LOCs outstanding, leaving $585.8 million of available borrowings under the Revolver, including $135.8 million available for LOCs.

Accounts Receivable Financing Agreement

Under the Company’s accounts receivable financing agreement, certain of the Company’s consolidated subsidiaries sell accounts receivable and unbilled services (including contract assets) balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”), which is the borrower under the facility. The facility is without recourse to the Company or any subsidiaries of the Company other than the SPE, other than with respect to limited indemnity obligations of the selling entities and the servicer of the receivables in respect of the character of the receivables sold by them and the performance of the servicing duties.

On January 28, 2021, the Company amended its accounts receivable financing agreement to increase the amount it can borrow from $300.0 million to $365.0 million and drew down the additional $65.0 million to partially fund the Term Loan A and Term Loan B voluntary prepayments. Accordingly, there was no incremental impact on the Company’s total debt.

On October 13, 2021, the Company further amended its accounts receivable financing agreement to increase the amount it can borrow from $365.0 million to $400.0 million, extended the maturity to October 2024, and drew down the additional $35.0 million. At the same time, the Company paid down $35.0 million on facilities under its Credit Agreement, resulting in no net impact on leverage.

As of December 31, 2021, the Company had $400.0 million of outstanding borrowings under this agreement, which are recorded in long-term debt on the accompanying consolidated balance sheet. There was no remaining borrowing capacity available under this agreement as of December 31, 2021.

This agreement is secured by a lien on certain receivables and other assets, and the Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under this agreement. The available borrowing capacity varies monthly according to the levels of its eligible accounts receivable and unbilled receivables. Loans under this agreement will accrue interest at a reserve-adjusted LIBOR rate or a base rate equal to the higher of (i) the applicable lender’s prime rate and (ii) the federal funds rate plus 0.50%. As of December 31, 2021, the interest rate on the accounts receivable financing agreement was 1.05%.

The Notes

On November 24, 2020, the Company completed the issuance and sale of the Notes, with an aggregate principal amount of $600.0 million, which bears interest at a rate of 3.625% per annum, payable semi-annually in arrears beginning on July 15, 2021, and matures on January 15, 2029. The Notes were issued pursuant to an indenture (the “Indenture”), which provides, among other things, that the Notes are senior unsecured obligations of the Company and are guaranteed, jointly and severally, on a senior unsecured basis, by certain of the Company’s subsidiaries.

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

Maturities of Debt Obligations

As of December 31, 2021, the contractual maturities of the Company’s debt obligations (excluding finance leases that are presented in “Note 5 – Leases”) were as follows (in thousands):

2022	$—
2023	21,732
2024	2,164,260
2025	—
2026	—
2027 and thereafter	600,000
Less: Term loan original issuance discount	(2,228)
Less: Unamortized deferred issuance costs	(8,043)
Total	$2,775,721

5. Leases

The Company’s operating leases are primarily related to its office facilities. The Company’s finance leases are related to vehicles that the Company leases for certain sales representatives in its Commercial Solutions segment. The Company’s leases have remaining lease terms of less than one year to 11 years, some of which include options to extend the term or terminate the lease.

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

The components of lease cost were as follows for the year ended December 31 and the line items on the accompanying consolidated statements of income to which they were recorded were as follows (in thousands):

	Statement of Income Classification	2021	2020
Operating leases:
Fixed lease costs	Direct costs, selling, general, and administrative expenses and restructuring and other costs	$55,168	$53,531
Short-term lease costs	Direct costs and selling, general, and administrative expenses	1,994	2,930
Variable lease costs	Direct costs, selling, general, and administrative expenses and restructuring and other costs	36,760	29,572
Total operating lease costs		$93,922	$86,033
Finance leases:
Amortization of right-of-use assets	Depreciation	$17,453	$15,843
Interest on lease liabilities	Interest expense	605	944
Variable lease costs	Direct costs	6,231	6,321
Total finance lease costs		$24,289	$23,108

Supplemental balance sheet information related to finance leases was as follows as of December 31 (in thousands):

	2021	2020
Property and equipment, gross	$77,674	$63,985
Accumulated depreciation	(30,021)	(20,479)
Property and equipment, net	$47,653	$43,506

Current portion of finance lease obligations	$20,627	$17,455
Finance lease long-term obligations	34,181	31,522
Total finance lease liabilities	$54,808	$48,977

Supplemental cash flow information related to leases was as follows for the year ended December 31 (in thousands):

	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(59,863)	$(60,361)
Operating cash flows for finance leases	(605)	(944)
Financing cash flows for finance leases	(15,774)	(16,434)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$43,385	$47,415
Finance leases	28,994	20,203

Lease obligations closed out in exchange for right-of-use assets:
Operating leases	$(10,122)	$(2,834)

Weighted average remaining lease term as of December 31:	2021	2020
Operating leases	6 years	7 years
Finance leases	3 years	3 years

Weighted average discount rate as of December 31:	2021	2020
Operating leases	4.7%	4.8%
Finance leases	1.1%	1.3%

As of December 31, 2021, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2022	$53,612	$21,443	$75,055
2023	53,033	17,768	70,801
2024	44,428	11,624	56,052
2025	38,036	5,688	43,724
2026	29,128	130	29,258
2027 and thereafter	73,262	—	73,262
Total lease payments	291,499	56,653	$348,152
Less: Management fee	—	(762)
Less: Imputed interest	(42,643)	(1,083)
Total lease liabilities	$248,856	$54,808

6. Derivatives

Interest Rate Swaps

The Company has entered into various interest rate swaps to mitigate its exposure to changes in interest rates on its term loan. In June 2018, the Company entered into an interest rate swap with multiple counterparties that had an initial aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and expired on June 30, 2021.

In March 2020, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $549.2 million that increased to $1.42 billion on June 30, 2021, an effective date of March 31, 2020, and will expire on March 31, 2023. As of December 31, 2021, the notional value of this interest rate swap was $1.16 billion.

The significant terms of these derivatives are substantially the same as those contained within the Credit Agreement, including monthly settlements with the swap counterparties. Interest rate swaps are designated as hedging instruments. The amounts of hedge ineffectiveness recorded in net income during the years ended December 31, 2021, 2020, and 2019 were insignificant.

Foreign Exchange Forward

On October 30, 2020, the Company entered into a foreign exchange forward in order to minimize monthly foreign currency remeasurement gains or losses on non-functional currency monetary balances. The foreign exchange forward notional value may be adjusted each month as the exposure balance changes. The Company did not designate the derivative as a hedge. All changes in the fair value of the foreign exchange forward are recorded in earnings every month to other (income) expense, net in the accompanying consolidated statements of income. The Company recognized $0.7 million of realized losses and $1.5 million of realized gains during the years ended December 31, 2021 and 2020, respectively, related to this foreign exchange forward. As of December 31, 2021, the notional value of this foreign exchange forward was $70.0 million.

Fair Values

The fair values of the Company’s derivative financial instruments as of December 31 and the line items on the accompanying consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	2021	2020
Interest rate swaps - non-current	Other long-term assets	$948	$—
Fair value of derivative assets		$948	$—

Interest rate swaps - current	Accrued expenses	$1,827	$17,045
Interest rate swaps - non-current	Other long-term liabilities	—	5,572
Fair value of derivative liabilities		$1,827	$22,617

7. Fair Value Measurements

Assets and Liabilities Carried at Fair Value

As of December 31, 2021 and 2020, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, contingent obligations, liabilities under the accounts receivable financing agreement, and derivative instruments.

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

Financial Instruments Subject to Recurring Fair Value Measurements

As of December 31, 2021, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$24,775	$—	$—	$—	$24,775
Partnership interest (b)	—	—	—	11,176	11,176
Derivative instruments (c)	—	948	—	—	948
Total assets	$24,775	$948	$—	$11,176	$36,899

Liabilities:
Derivative instruments (c)	$—	$1,827	$—	$—	$1,827
Contingent obligations related to acquisitions (d)	—	—	17,997	—	17,997
Total liabilities	$—	$1,827	$17,997	$—	$19,824

As of December 31, 2020, the fair value of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

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

(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of December 31, 2021, the Company’s remaining unfunded commitment in the private equity funds was $12.8 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds’ operating or finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with ASC Topic 946, Financial Services – Investment Companies.

(c) Represents the fair value of interest rate swap arrangements (see “Note 6 – Derivatives” for further information).

(d) Represents the fair value of contingent consideration obligations related to acquisitions. The fair values of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.

The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the years ended December 31, 2021 and 2020 (in thousands):

Balance as of December 31, 2019	$37,324
Additions	—
Changes in fair value recognized in earnings (a)	(3,897)
Payments	(26,634)
Balance as of December 31, 2020	6,793
Additions (b)	19,158
Changes in fair value recognized in earnings	(757)
Payments (c)	(7,197)
Balance as of December 31, 2021	$17,997

(a) The change in fair value recognized in earnings for the year ended December 31, 2020 is primarily due to a decrease in the estimate of the contingent consideration associated with the acquisition of Kinapse (see “Note 17 – Commitments and Contingencies” for further information).

(b) Represents obligations in connection with the acquisition of RxDataScience and insignificant acquisitions completed during 2021.

(c) The Company made payments to fully settle the contingent tax-sharing obligation arising from inVentiv Health, Inc.’s 2016 merger with Double Eagle Parent, Inc. (see “Note 17 – Commitments and Contingencies” for further information) during the first quarter of 2021 and obligations in connection with the insignificant acquisition completed during the second quarter of 2021.

During the years ended December 31, 2021 and 2020, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements

Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of December 31, 2021 and 2020, assets carried on the consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.83 billion and $5.71 billion, respectively.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The estimated fair values of the term loans and the Notes are determined based on the price that the Company would have had to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s term loans and the Notes were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A - tranche one due March 2024	$149,008	$148,945	$183,320	$183,026
Term Loan A - tranche two due August 2024	1,634,756	1,635,138	1,271,255	1,269,213
Term Loan B due August 2024	—	—	560,194	560,144
Senior notes due January 2029	600,000	595,500	600,000	602,412

(a) The carrying value of the term loan debt is shown net of original issue discounts.

8. Restructuring and Other Costs

During the year ended December 31, 2021, the Company incurred employee severance and benefit costs, facility and lease termination costs, and other costs related to its restructuring activities. These costs were primarily related to the Company’s ForwardBound margin enhancement initiative. The costs incurred during the year ended December 31, 2020 were primarily related to the Company’s cost management strategies in response to the COVID-19 pandemic as well as the Company’s ForwardBound initiative.

Restructuring and other costs consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Employee severance and benefit costs	$14,526	$26,321	$25,243
Facility and lease termination costs	8,226	2,313	16,202
Other costs	64	780	690
Total restructuring and other costs	$22,816	$29,414	$42,135

The Company expects to continue to incur costs related to restructuring of its operations in order to achieve cost savings and the targeted synergies related to its acquisitions. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of its combined operations. The Company may also continue to incur additional restructuring and other costs during and beyond 2022 related to its ForwardBound margin enhancement initiative.

Accrued Restructuring Liabilities

The following table summarizes activity related to the liabilities associated with restructuring and other costs (in thousands):

	Employee Severance Costs	Other Costs	Total
Balance as of December 31, 2019	$5,728	$22	$5,750
Expenses incurred (a)	26,321	791	27,112
Payments	(26,219)	(813)	(27,032)
Balance as of December 31, 2020	5,830	—	5,830
Expenses incurred (a)	14,574	17	14,591
Payments	(13,747)	(17)	(13,764)
Balance as of December 31, 2021	$6,657	$—	$6,657

(a) There were no non-cash restructuring and other expenses incurred for the years ended December 31, 2021 and 2020. The amount of expenses incurred for the years ended December 31, 2021 and 2020 excludes $8.2 million and $2.3 million, respectively, of facility lease closure and lease termination costs that are reflected as a reduction of operating lease right-of-use assets on the accompanying consolidated balance sheets under ASC 842.

The Company expects the employee severance costs accrued as of December 31, 2021 will be paid within the next twelve months. Liabilities associated with restructuring and other costs are included in accrued expenses and other long-term liabilities on the accompanying consolidated balance sheets.

9. Shareholders’ Equity

Shares Outstanding

Shares of common stock outstanding were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Common stock shares, beginning balance	103,935	103,866	103,372
Repurchases of common stock	(1,500)	(1,256)	(1,323)
Issuances of common stock	1,329	1,325	1,817
Common stock shares, ending balance	103,764	103,935	103,866

Stock Repurchase Programs

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

On November 17, 2020, the Company’s Board authorized the repurchase of up to an aggregate of $300.0 million of the Company’s Class A common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions through December 31, 2022 (the “2021 Stock Repurchase Program”). The 2021 Stock Repurchase Program took effect on January 1, 2021.

The 2021 Stock Repurchase Program does not obligate the Company to repurchase any particular amount of the Company’s common stock, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases are determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate cash requirements, and overall market conditions. The 2021 Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law.

During the year ended December 31, 2021, the Company repurchased 1,500,000 shares of its common stock in private transactions under the 2021 Stock Repurchase Program, for a total purchase price of approximately $117.5 million.

The following table sets forth repurchase activity under the Company’s stock repurchase programs from inception through December 31, 2021:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2018	948,100	$39.55	$37,493
April 2018	1,024,400	36.60	37,492
January 2019	552,100	39.16	21,623
February 2019	120,600	41.40	4,993
June 2019	509,100	45.29	23,055
August 2019	141,100	49.93	7,045
March 2020	600,000	53.38	32,029
September 2020	506,244	59.26	30,000
October 2020	150,000	54.14	8,122
March 2021	600,000	74.18	44,505
May 2021	400,000	81.04	32,416
June 2021	500,000	81.20	40,600
Total	6,051,644		$319,373

The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

As of December 31, 2021, the Company had remaining authorization to repurchase up to approximately $182.5 million of shares of its common stock under the 2021 Stock Repurchase Program.

The following is a summary of the Company’s authorized, issued, and outstanding shares as of December 31:

	2021	2020
Shares Authorized:
Class A common stock	300,000,000	300,000,000
Class B common stock	300,000,000	300,000,000
Preferred stock	30,000,000	30,000,000
Total shares authorized	630,000,000	630,000,000
Shares Issued and Outstanding:
Class A common stock	103,763,635	103,934,738
Class B common stock	—	—
Preferred stock	—	—
Total shares issued and outstanding	103,763,635	103,934,738

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

Dividend Rights and Preferences of Common Stock

The holders of Class A and Class B common stock are entitled to dividends on a pro rata basis at such time and in such amounts as declared by the Board. There were no dividends paid during the years ended December 31, 2021, 2020, or 2019.

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

10. Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income	$234,831	$192,787	$131,258
Denominator:
Basic weighted average common shares outstanding	103,872	104,168	103,618
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	1,193	1,297	1,387
Diluted weighted average common shares outstanding	105,065	105,465	105,005
Earnings per share:
Basic	$2.26	$1.85	$1.27
Diluted	$2.24	$1.83	$1.25

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

The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were 145,342, 582,760, and 277,128 for the years ended December 31, 2021, 2020, and 2019, respectively.

11. Income Taxes

The components of income before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$186,445	$122,659	$(17,066)
Foreign	128,715	80,999	118,775
Income before provision for income taxes	$315,160	$203,658	$101,709

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Federal income taxes:
Current	$926	$(15,537)	$(13,952)
Deferred	45,819	10,188	(11,693)
Foreign income taxes:
Current	27,718	16,019	21,452
Deferred	(4,309)	(3,106)	(2,206)
State income taxes:
Current	5,163	14,229	2,850
Deferred	5,012	(10,922)	(26,000)
Income tax expense (benefit)	$80,329	$10,871	$(29,549)

Foreign Earnings

The Company has approximately $689.7 million of undistributed foreign earnings, of which approximately $278.4 million will remain indefinitely reinvested in the foreign jurisdictions. These earnings are expected to be used to support the growth and working capital needs of the Company’s foreign subsidiaries. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings. The remaining $411.3 million of undistributed foreign earnings are not considered indefinitely reinvested, and the Company has provided a $7.8 million deferred tax liability, primarily related to the estimated withholding tax and state taxes that would be due upon repatriation.

BEAT

The Company’s base eroding payments do not exceed the three percent threshold of its deductible payments in 2021; therefore, the Company has not recorded any base erosion and anti-abuse minimum tax (“BEAT”) liability for the years ended December 31, 2021 and December 31, 2020.

Actual income tax expense differed from the amount computed by applying the U.S. federal tax rate of 21% to pre-tax income as a result of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Expected income tax expense at statutory rate	$66,184	$42,768	$21,359
Change in income tax expense resulting from:
Foreign income inclusion	11,019	6,013	39,557
Foreign earnings not indefinitely reinvested	278	5,071	—
Foreign tax credits	(4,390)	—	—
Changes in income tax valuation allowance (all jurisdictions)	(1,462)	14,503	(68,537)
Change in fair value of contingent obligations	(122)	(769)	3,625
Share-based compensation	(5,662)	(2,800)	1,094
Research and general business tax credits (a)	(8,902)	(12,872)	(1,871)
State and local taxes, net of federal benefit	11,978	6,924	(9,085)
Capital loss carryforward (b)	(214)	(16,506)	—
Foreign rate differential	2,865	(1,777)	(3,595)
Changes in reserve for uncertain tax positions including interest	4,721	(18,839)	5,393
Provision to tax return and other deferred tax adjustments	(771)	(12,325)	(6,950)
Gain on sale of business	—	(2,350)	—
Base erosion and anti-abuse tax	—	—	(15,054)
Nondeductible executive compensation	1,649	367	1,802
Other, net	3,158	3,463	2,713
Income tax expense (benefit)	$80,329	$10,871	$(29,549)

(a) Year ended December 31, 2021 included a $0.8 million valuation allowance release and year ended December 31, 2020 was offset by a $9.4 million valuation allowance.

(b) Years ended December 31, 2021 and 2020 are offset by $0.2 million and $16.5 million, respectively, in valuation allowances.

The changes in the valuation allowance for deferred tax assets were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at the beginning of the period	$100,310	$84,159	$150,316
Deferred tax assets assumed through acquisitions	—	479	—
Deferred tax assets released through divestitures	—	(271)	—
(Credited) charged to income tax expense	(1,462)	14,503	(68,537)
Charged to equity	—	—	42
Foreign currency exchange	(407)	1,440	2,338
Other adjustments	(479)	—	—
Balance at the end of the period	$97,962	$100,310	$84,159

As of December 31, 2021, the valuation allowance decreased by $2.3 million, resulting primarily from a net decrease of $1.5 million primarily due to releasing a domestic valuation allowance related to state deferred tax assets.

As of December 31, 2020, the valuation allowance increased by $16.2 million, resulting from a net increase of $14.5 million primarily due to recording a federal U.S. valuation allowance related to capital loss carryforwards as well as recording a valuation allowance related to foreign research and development credits, partially offset by the release of a valuation allowance on U.S. state deferred tax assets and an increase of $1.4 million for changes related to foreign currency exchange.

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2021	2020
Deferred tax assets:
Net operating losses	$134,143	$122,018
Tax credits	58,901	58,603
Deferred revenue	—	77,138
Employee compensation and other benefits	28,538	29,048
Allowance for doubtful accounts	1,787	1,739
Lease obligations	57,749	57,142
Accrued expenses	13,158	6,526
Prepaid royalty	—	3,451
Capital loss carryforward	20,021	20,157
Interest limitation carryforwards	30,847	20,219
Other	1,151	7,913
Total deferred tax assets	346,295	403,954
Less: valuation allowance	(97,962)	(100,310)
Net deferred tax assets	248,333	303,644
Deferred tax liabilities:
Undistributed foreign earnings	(7,778)	(10,912)
Right of use asset	(47,532)	(49,316)
Depreciation and amortization	(214,636)	(226,170)
Deferred revenue	(17,247)	—
Other	(3,814)	(2,404)
Total deferred tax liabilities	(291,007)	(288,802)
Net deferred tax assets	$(42,674)	$14,842

As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $317.4 million and $260.6 million, respectively. These carryforwards begin to expire in 2029, but the Company anticipates utilizing such carryforwards prior to their expirations.

As of December 31, 2021 and 2020, the Company had state NOL carryforwards of approximately $840.4 million and $821.0 million, respectively, a portion of which expire annually. The Company also had foreign NOL carryforwards of $98.9 million and $80.1 million as of December 31, 2021 and 2020, respectively. The majority of these carryforwards have indefinite carryforward periods, but valuation allowances have been established for jurisdictions where the future benefits of the NOL carryforwards are not more likely than not to be realized.

As of December 31, 2021 and 2020, the Company had Canadian research and development credit carryforwards of $56.1 million and $56.7 million, respectively. These credit carryforwards have an indefinite life, but for the years ended December 31, 2021 and 2020, valuation allowances of $56.1 million and $56.7 million, respectively, have been established against these tax credits where the future benefits of the credits are not more likely than not to be realized.

The Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $12.1 million and $9.0 million as of December 31, 2021 and 2020, respectively. The increase of $3.1 million was primarily due to increase in positions relating to prior years in foreign jurisdictions partially offset with the settlement of unrecognized tax benefits in the U.S. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of income. As of December 31, 2021 and 2020, the Company had accrued interest and penalties related to uncertain tax positions of $2.4 million and $2.8 million, respectively.

The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $1.6 million within the next 12 months as a result of lapses in statutes of limitations. A reconciliation of the beginning and ending balances of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance as of December 31, 2018	$19,245
Increases for tax positions in the current year	2,222
Increases for tax positions of prior years	2,255
Decreases for tax positions in prior year	(440)
Impact of foreign currency translation	(44)
Unrecognized tax benefits balance as of December 31, 2019	23,238
Increases for tax positions in the current year	254
Increases for tax positions of prior years	3,237
Decreases for tax positions in prior year	(2,540)
Impact of foreign currency translation	132
Lapse of statute limitations	(15,288)
Unrecognized tax benefits balance as of December 31, 2020	9,033
Increases for tax positions in the current year	386
Increases for tax positions of prior years	4,233
Settlements with tax authorities	(1,131)
Impact of foreign currency translation	(169)
Lapse of statute limitations	(234)
Unrecognized tax benefits balance as of December 31, 2021	$12,118

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

The Company is not currently under any U.S. federal income tax audits, however, income tax returns are under examination by tax authorities in several state and foreign jurisdictions. The Company’s federal and state tax filings are open to investigations in numerous years due to NOL carryforwards. Additionally, the Company currently has an ongoing examination for tax years 2017 to 2019 in the United Kingdom. The United Kingdom is the jurisdiction with the Company’s largest foreign operations. The Company believes that its reserve for uncertain tax positions is adequate to cover existing risks or exposures related to all open tax years and jurisdictions.

12. Revenue from Contracts with Customers

Unsatisfied Performance Obligations

As of December 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASC 606 was $6.70 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and, as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control.

Timing of Billing and Performance

During the year ended December 31, 2021, the Company recognized approximately $611.9 million of revenue that was included in the deferred revenue balance at the beginning of the year. During the year ended December 31, 2021, approximately $120.9 million of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods, substantially all of which was associated with changes in scope or price for full-service clinical studies. The Company reviews its portfolio level risk and inflation factors during the third quarter of each year. Based on this review, the Company modified the application of its portfolio level inflation factor, which was considered a change in estimate, and recognized additional revenue of $23.5 million related to this change during the third quarter of 2021. As a result of changing service delivery trends in connection with the COVID-19 pandemic and adoption of decentralized trial methodologies, the Company implemented a comprehensive approach during the fourth quarter of 2021 related to anticipated reductions in reimbursable out-of-pocket expenses, which was considered a change in estimate, and recognized additional net revenue of $44.0 million during the period. This amount related to anticipated changes in reimbursable out-of-pocket expenses, inclusive of both the revised approach as well as updates to project estimates made in the normal course of business. The additional revenue related to these changes in estimates was partially offset by insignificant changes in estimates related to projects recognized in the normal course of the Company’s revenue recognition processes.

13. Segment Information

The Company is managed through two reportable segments: Clinical Solutions and Commercial Solutions. Each reportable segment consists of multiple service offerings that, when combined, create a fully integrated biopharmaceutical services organization. Clinical Solutions offers comprehensive global services for the development of diagnostics, drugs, biologics, devices, and digital therapeutics that span Phase I to IV of clinical development. The segment is organized around clinical pharmacology and bioanalytical services, workforce deployment, full-service clinical studies, real world evidence, and consulting. This segment offers individual services including product development and regulatory consulting, project management, protocol development, investigational site recruitment, clinical monitoring, technology-enabled patient recruitment and engagement, clinical home health services, clinical trial diversity, biometrics, and regulatory affairs; all across a comprehensive range of therapeutic areas. Commercial Solutions provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services, including deployment solutions, communications solutions (public relations, advertising, and medical communications), and consulting services.

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

Information about reportable segment operating results was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue:
Clinical Solutions	$4,009,057	$3,339,451	$3,450,223
Commercial Solutions	1,203,913	1,076,326	1,225,592
Total revenue	5,212,970	4,415,777	4,675,815
Segment direct costs:
Clinical Solutions	3,005,938	2,513,240	2,637,016
Commercial Solutions	955,326	853,555	979,878
Total segment direct costs	3,961,264	3,366,795	3,616,894
Segment selling, general, and administrative expenses:
Clinical Solutions	353,990	283,633	280,674
Commercial Solutions	82,516	82,709	87,258
Total segment selling, general, and administrative expenses	436,506	366,342	367,932
Segment operating income:
Clinical Solutions	649,129	542,578	532,533
Commercial Solutions	166,071	140,062	158,456
Total segment operating income	815,200	682,640	690,989
Direct costs and operating expenses not allocated to segments:
Share-based compensation included in direct costs	33,220	31,347	29,011
Share-based compensation included in selling, general, and administrative expenses	31,984	27,144	26,182
Corporate selling, general, and administrative expenses	102,275	79,240	113,442
Restructuring and other costs	22,816	29,414	42,135
Depreciation and amortization	235,625	222,352	242,465
Total income from operations	$389,280	$293,143	$237,754

14. Operations by Geographic Location

The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Year Ended December 31,
	2021	2020	2019
Revenue:
North America (a)	$3,144,475	$2,791,590	$3,079,608
Europe, Middle East and Africa	1,333,540	1,059,968	1,055,007
Asia-Pacific	594,163	465,116	444,819
Latin America	140,792	99,103	96,381
Total revenue	$5,212,970	$4,415,777	$4,675,815

(a) Revenue for the North America region includes revenue attributable to the U.S. of $2.95 billion, $2.64 billion, and $2.93 billion, or 56.6%, 59.9%, and 62.7% of total revenue, for the years ended December 31, 2021, 2020 and 2019, respectively. No other country represented more than 10% of total revenue for any year.

The following table summarizes long-lived assets by geographic area as of December 31 (in thousands, all intercompany transactions have been eliminated):

	2021	2020
Property and equipment, net:
North America (a)	$165,446	$161,531
Europe, Middle East and Africa	37,004	38,745
Asia-Pacific	13,615	11,167
Latin America	6,592	4,757
Total property and equipment, net	$222,657	$216,200

(a) Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $160.0 million and $156.0 million as of December 31, 2021 and 2020, respectively.

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

As of December 31, 2021 and 2020, substantially all of the Company’s cash and cash equivalents were held within the U.S.

Substantially all of the Company’s revenue is earned by performing services under contracts with pharmaceutical and biotechnology companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services (including contract assets) balances less deferred revenue.

No single customer accounted for greater than 10% of the Company’s revenue for the years ended December 31, 2021, 2020 or 2019.

No single customer accounted for greater than 10% of the Company’s accounts receivable and unbilled services (including contract assets) balances for the year ended December 31, 2021 or 2020.

16. Related-Party Transactions

For the year ended December 31, 2021, the Company had combined revenue of $3.7 million from three customers whose board of directors each included a member who was also a member of the Company’s Board. The combined revenue reflects the periods in which the member served on both the customer’s board of directors and the Company’s Board. As of December 31, 2021, the Company had combined receivables of $0.6 million from two customers whose board of directors each included a member who was also a member of the Company’s Board. For the year ended December 31, 2021, the Company incurred expenses of $0.6 million for professional services obtained from the party noted below that purchased its contingent staffing business, for the period in which such party was a related party.

On October 6, 2021, the Company completed the acquisition of RxDataScience through an arm’s-length transaction. A member of the Company’s management was the co-founder and minority shareholder of RxDataScience and continued to be an executive advisor at RxDataScience up until the acquisition date. For additional information, refer to “Note 3 – Acquisitions, Divestitures, and Investments” and “Note 7 – Fair Value Measurements.”

For the year ended December 31, 2020, the Company had revenue of $1.8 million and, as of December 31, 2020, receivables of $1.3 million from a customer whose board of directors included a member who was also a member of the Company’s Board. This customer became a related party during the third quarter of 2020. During the second quarter of 2020, the Company sold its contingent staffing business to a related party in exchange for potential future cash consideration not to exceed $4.0 million. The acquiring company had a significant shareholder who was also a significant shareholder of the Company. The significant shareholder sold their interest in the acquiring company during March 2021. Based on the financial results of the business one year after the divestiture date, the Company recognized $1.8 million of contingent consideration in other (income) expense, net in the second quarter of 2021. The future cash consideration is contingent on the financial performance of the sold business through May 31, 2023. The Company will recognize the contingent consideration in the consolidated statements of income in the period the contingency is resolved.

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

For the year ended December 31, 2019, the Company incurred reimbursable out-of-pocket expenses of $1.1 million for professional services obtained from a provider whose board of directors included a member who was also a member of the Company’s Board. These expenses are included within direct costs in the consolidated statements of income. This provider ceased to be a related party as of December 31, 2019.

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

On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against the Company and certain of its officers on behalf of a putative class of its shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.), was filed in the Southern District of New York (the “Bermudez action”), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.), was filed on January 25, 2018 in the Eastern District of North Carolina (the “Vaitkuvienë action”). On March 30, 2018, the Bermudez action was dismissed voluntarily. After the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund were appointed as Lead Plaintiffs in the Vaitkuvienë action, Lead Plaintiffs filed an amended complaint on July 30, 2018, which named as defendants the Company, Alistair Macdonald, Gregory S. Rush, Michael A. Bell, and each member of the Company’s Board at the time of the stockholder vote on the 2017 merger (the “Merger”) of INC Research with an affiliate of inVentiv Health, Inc. (“inVentiv”). The amended complaint alleged claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company’s common stock between May 10, 2017 and November 8, 2017, contending that the Company published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to and following the Merger. Lead Plaintiffs seek, among other things, orders (i) declaring that the lawsuit is a proper class action and (ii) awarding compensatory damages in an amount to be proven at trial, including interest thereon, and reasonable costs and expenses incurred in this action, including attorneys’ fees and expert fees, to Lead Plaintiffs and other class members. On September 20, 2018, Defendants moved to dismiss the action. On August 30, 2021, the District Court entered an order granting the motion to dismiss in its entirety, and on October 21, 2021, the Court entered judgment for Defendants. On November 19, 2021, Lead Plaintiffs appealed from this judgment to the U.S. Court of Appeals for the Fourth Circuit, which appeal remains pending.

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

Contingent Earn-out Liabilities

In connection with the RxDataScience acquisition, the Company recorded a contingent earn-out liability to be paid based on achievement of revenue targets in 2022 and the renewal of a specific customer contract. The estimated fair value of the contingent earn-out liability as of December 31, 2021 was $14.6 million and was included in other long-term liabilities in the accompanying consolidated balance sheet. For additional information, refer to “Note 3 - Acquisitions, Divestitures, and Investments.”

In connection with an insignificant acquisition in 2021, the Company recorded a contingent earn-out liability to be paid based on achievement of employee retention benchmarks. The estimated fair value of the contingent obligation was $3.4 million as of December 31, 2021 and was included in accrued expenses in the accompanying consolidated balance sheet.

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

As of December 31, 2021, the maximum number of shares reserved for issuance under the Company’s share-based compensation plans was 15,167,325, of which 3,446,778 shares were available for future grants as of December 31, 2021. In addition, under the 2018 Plan, any shares of the Company’s common stock that are retained by or returned to the Company under any outstanding awards that are canceled, expired, forfeited, surrendered, settled in cash, or otherwise terminated without delivery of the shares, in each case, will prior to vesting or exercise become available for future grants.

Employee Stock Purchase Plan

In March 2016, the Board approved the ESPP, which was also approved by the Company’s shareholders in May 2016. The ESPP was subsequently amended and restated and approved by the Board in March 2018, and also approved by the Company’s shareholders in May 2018. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their annual base salary or wages to be applied toward the purchase of full shares of the Company’s common stock on the last trading day of the offering period. Participating employees can purchase shares of the Company’s common stock at a 15% discount to the lesser of the closing price of the Company’s common stock as quoted on the Nasdaq Stock Exchange on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. Offering periods under the ESPP are six months in duration, and the first offering period began on September 1, 2016. Under the ESPP, the Company recognized share-based compensation expense of $6.2 million, $5.8 million, and $6.5 million for the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021, there were 1,594,312 shares issued and 1,905,688 shares reserved for future issuance under the ESPP.

The fair values of ESPP offerings were determined using the Black-Scholes valuation model and the following assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	25.3% - 38.3%	27.7% - 55.1%	39.1% - 51.9%
Risk-free interest rate	0.06% - 0.07%	0.13% - 0.95%	1.88% - 2.52%
Expected term (in years)	0.5	0.5	0.5

Stock Option Awards

The following table sets forth the summary of stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(a)
Outstanding as of December 31, 2020	663,559	$30.12
Exercised	(279,072)	33.31
Forfeited	—	—
Outstanding as of December 31, 2021	384,487	27.81	3.26	$28,787
Vested and expected to vest as of December 31, 2021	384,487	27.81	3.26	$28,787
Exercisable as of December 31, 2021	384,487	27.81	3.26	$28,787

(a) Represents the total pre-tax intrinsic value (i.e., the aggregate difference between the closing price of the Company’s common stock on December 31, 2021 of $102.68 and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2021.

As of December 31, 2021, there was no unrecognized compensation expense related to non-vested stock options.

There have been no stock options granted since 2017. The total intrinsic value of options exercised was $14.7 million, $12.7 million, and $20.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Restricted Stock Units Awards

The following table sets forth a summary of RSUs outstanding under the 2014 and 2018 Plans as of December 31, 2021 and changes during the year then ended:

	Time-based		Performance-based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Total Number of Shares
Non-vested as of December 31, 2020	1,909,882	$51.98	461,499	$48.99	2,371,381
Granted	939,031	76.96	59,055	75.43	998,086
Vested	(997,632)	48.45	(136,665)	46.47	(1,134,297)
Forfeited	(226,094)	64.07	(27,890)	58.71	(253,984)
Non-vested as of December 31, 2021	1,625,187	$66.90	355,999	$60.75	1,981,186

Unrecognized compensation expense (in millions)	$62.6		$10.7
Weighted average period unrecognized compensation is expected to be recognized	1.9 years		1.9 years

Time-based Awards

The weighted-average grant-date fair value of the RSUs granted during the years ended December 31, 2020 and 2019 was $62.12 and $45.45, respectively. The total fair value of shares vested during the years ended December 31, 2021, 2020, and 2019, was $48.3 million, $43.0 million, and $30.3 million, respectively.

Performance-Based Awards

During the years ended December 31, 2021, 2020, and 2019, the Board and Compensation and Management Development Committee granted certain executive officers performance-based RSUs (“PRSUs”). The PRSUs are subject to the Company’s achieving certain performance targets including revenue growth, adjusted diluted EPS growth, and return on invested capital. Compensation expense related to PRSUs is recorded based on the estimated quantity of awards that are expected to vest. At each reporting period, management re-assesses the probability that the performance conditions will be achieved and adjusts compensation expense to reflect any changes in the estimated probability of vesting until the actual level of achievement of the performance targets is known.

The weighted-average grant-date fair value of the PRSUs granted during the years ended December 31, 2020 and 2019 was $62.50 and $45.00, respectively. The total fair value of shares vested during the year ended December 31, 2021, was $6.4 million. No PRSUs were vested or distributed in the years ended December 31, 2020 and 2019.

Share-Based Compensation Expense

Total share-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Direct costs	$33,220	$31,347	$29,011
Selling, general, and administrative expenses	31,984	27,144	26,182
Total share-based compensation expense	$65,204	$58,491	$55,193

The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was approximately $13.8 million, $11.8 million, and $10.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company’s contributions related to these defined contribution retirement plans were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Defined contribution retirement plan contributions	$30,932	$15,049	$29,834

The Company also has defined contribution retirement plans outside of the U.S. The Company’s contributions related to these plans were approximately $23.2 million, $18.4 million, and $10.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Company’s contributions associated with all of its defined contribution retirement plans are recorded in direct costs and selling, general, and administrative expenses on the accompanying consolidated statements of income.

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

As of December 31, 2021 and 2020, the NQDC Plan deferred compensation liabilities were $23.4 million and $22.3 million, respectively, and are included in other long-term liabilities on the accompanying consolidated balance sheets. The assets associated with the NQDC Plan are subject to the claims of the creditors and primarily consist of investments in mutual funds maintained in a “rabbi trust”. These investments are classified as trading securities and are included in other long-term assets on the accompanying consolidated balance sheets.

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

Based upon their evaluation, our CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework established in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) on Form 10-K, information required by this Item concerning our directors and corporate governance is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our 2022 Proxy Statement related to our Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year.

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

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, if applicable, is incorporated by reference from the section of the 2022 Proxy Statement captioned “Delinquent Section 16(a) Reports,” if any.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation and Other Matters,” “Director Compensation for Fiscal Year 2021” and “Corporate Governance Matters” in the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2021 with respect to our equity compensation plans approved by security holders:

Plan Description	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2018 Equity Incentive Plan	—	$—	3,446,778
2016 Employee Stock Purchase Plan	—	$—	1,905,688
2014 Equity Incentive Plan	121,579	$43.07	—
2010 Equity Incentive Plan	152,753	$13.07	—
2016 Omnibus Equity Incentive Plan (a)	110,155	$31.41	—
Total	384,487		5,352,466

(a) On August 1, 2017, in connection with the Merger, the Company filed a Form S-8 Registration Statement for the Double Eagle Parent, Inc. 2016 Omnibus Equity Incentive Plan. The number of shares registered in that filing was 1,500,000. Under this plan, the Company issued replacement awards consisting of stock options and RSUs. No further awards can be issued under the Double Eagle Plan.

Our equity compensation plans consist of the 2018 Equity Incentive Plan, the 2016 Employee Stock Purchase Plan, the 2014 Equity Incentive Plan, the 2010 Equity Incentive Plan, and the 2016 Omnibus Equity Incentive Plan, which were approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

The remaining information in response to this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related Person Transactions” and “Corporate Governance Matters” in the 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the 2022 Proxy Statement.

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

(b) Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of INC Research Holdings, Inc.	8-K	001-36730	3.1	August 1, 2017
3.2	Certificate of Amendment of Certificate of Incorporation of Syneos Health, Inc.	8-K	001-36730	3.1	January 8, 2018
3.3	Amended and Restated Bylaws of Syneos Health, Inc.	8-K	001-36730	3.2	January 8, 2018
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-199178	4.1	October 27, 2014
4.2	Indenture, dated as of November 24, 2020, between Syneos Health, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-36730	4.1	November 25, 2020
4.3	Form of 3.625% senior note due 2029 (included in Exhibit 4.2).	8-K	001-36730	4.2	November 25, 2020
4.4	First Supplemental Indenture, dated as of November 24, 2020, between the Company, the subsidiary guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee.	8-K	001-36730	4.3	November 25, 2020

4.5	Second Supplemental Indenture, dated as of May 25, 2021, among the Company, the subsidiary guarantors named on the signature pages thereto, the other guarantors, and Wells Fargo Bank, National Association, as trustee.	10-Q	001-36730	4.1	August 6, 2021
4.6	Third Supplemental Indenture, dated as of November 19, 2021, among the Company, the subsidiary guarantors named on the signature pages thereto, the other guarantors, and Wells Fargo Bank, National Association, as trustee.	—	—	—	Filed herewith
4.7	Description of Capital Stock.	10-K	001-36730	4.4	February 20, 2020
10.1#	Management Incentive Plan.	10-K	001-36730	10.3	February 20, 2020
10.2.1#	Executive Service Agreement, by and between INC Research Holding Limited and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.2	July 28, 2016
10.2.2#	Letter Agreement, by and between INC Research Holdings, Inc. and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.4	July 28, 2016
10.2.3#	Amendment One to the Executive Service Agreement, made as of April 1, 2017, between INC Research Holdings Limited and Alistair Macdonald.	8-K	001-36730	10.1	April 6, 2017
10.2.4#	Amendment Two to the Executive Service Agreement, made as of January 15, 2020, between INC Research Holding Limited and Alistair Macdonald.	10-K	001-36730	10.4.4	February 20, 2020
10.2.5#	Letter Agreement between Syneos Health UK Limited and Alistair Macdonald, dated May 3, 2019.	10-Q	001-36730	10.8	April 30, 2020
10.3.1#	Executive Employment Agreement, effective April 8, 2014, by and between INC Research, LLC and Jason Meggs.	10-Q	001-36730	10.3	May 9, 2018
10.3.2#	Letter Agreement, dated March 20, 2018, by and among Syneos Health, Inc. and Jason Meggs.	10-Q	001-36730	10.4	May 9, 2018
10.3.3#	Letter Agreement, effective May 6, 2018, by and among Syneos Health, Inc. and Jason Meggs.	10-Q	001-36730	10.5	May 9, 2018
10.4.1#	Letter Agreement, dated November 13, 2018, by and among Syneos Health, Inc. and Jonathan Olefson.	10-K	001-36730	10.6	March 18, 2019
10.5.1#	Letter Agreement, dated November 7, 2017, by and between INC Research/inVentiv Health and Michelle Keefe.	10-K	001-36730	10.7	February 20, 2020
10.6.1#	Letter Agreement, dated August 29, 2018, by and between Syneos Health, Inc. and Paul D. Colvin.	10-K	001-36730	10.8	February 20, 2020
10.7#	Letter Agreement, dated September 21, 2020, by and between Syneos Health, Inc. and Michael Brooks.	—	—	—	Filed herewith
10.8#	Syneos Health, Inc. Executive Severance Plan, Adopted September 15, 2016, amended and restated August 20, 2018.	10-Q	001-36730	10.1	November 6, 2018
10.9#	Form of Director Indemnification Agreement	10-Q	001-36730	10.1	August 6, 2020

10.10#	Syneos Health, Inc. 2016 Employee Stock Purchase Plan (as Amended and Restated).	8-K	001-36730	10.2	May 25, 2018
10.11.1#	Syneos Health, Inc. 2018 Equity Incentive Plan.	8-K	001-36730	10.1	May 25, 2018
10.11.2#	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan.	10-K	001-36730	10.17.2	March 18, 2019
10.11.3#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan.	10-K	001-36730	10.17.3	March 18, 2019
10.11.4#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants).	8-K	001-36730	10.1	January 21, 2021
10.11.5#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (Non-U.S. Participants).	8-K	001-36730	10.2	January 21, 2021
10.11.6#	Form of Global Restricted Stock Unit Award Agreement for Directors under Syneos Health, Inc. 2018 Equity Incentive Plan.	10-Q	001-36730	10.1	August 6, 2021
10.11.7#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants) (2022).	—	—	—	Filed herewith
10.11.8#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (Non-U.S. Participants) (2022).	—	—	—	Filed herewith
10.11.9#	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants) (2022).	—	—	—	Filed herewith
10.11.10#	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (Non-U.S. Participants) (2022).	—	—	—	Filed herewith
10.12.1	Credit Agreement, dated as of August 1, 2017, among INC Research Holdings, Inc., the Administrative Borrower, other Borrowers party thereto, the financial institution party thereto as lenders party thereto, Credit Suisse AG, as Administrative Agent, and each of the other parties as Joint Lead Arrangers and Joint Bookrunners party thereto.	8-K	001-36730	10.1	August 1, 2017
10.12.2	Amendment No. 1 to the Credit Agreement, dated as of May 4, 2018, among Syneos Health, Inc., the lenders party thereto, Credit Suisse AG, Cayman Islands Branch, as Administrative Agent, and each of the other parties thereto.	8-K	001-36730	10.1	May 7, 2018
10.12.3	Amendment No.2 to the Credit Agreement, dated as of March 26, 2019, among the Company, the lenders party thereto, JPMorgan Chase Bank N.A., as Administrative Agent, and each of the other parties thereto.	8-K	001-36730	10.1	March 28, 2019

10.12.4	Amendment No. 3 to the Credit Agreement, dated as of April 7, 2020, by and between Syneos Health, Inc. as Administrative Borrower and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	001-36730	10.2	April 30, 2020
10.12.5	Amendment No. 4 to the Credit Agreement dated as of November 24, 2020, by and among the Borrowers, the Lenders from time to time party thereto, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders.	8-K	001-36730	4.4	November 25, 2020
10.12.6	Amendment No. 5 to the Credit Agreement, dated as of June 30, 2021, among the Company, the other borrowers party thereto, the lenders party thereto, JPMorgan Chase Bank N.A., as Administrative Agent, and each of the other parties thereto.	8-K	001-36730	10.1	July 1, 2021
10.12.7	Amendment No. 6 to the Credit Agreement, dated as of December 17, 2021, among the Company, JPMorgan Chase Bank N.A., as administrative agent and collateral agent for the Lenders, and the other parties thereto.	—	—	—	Filed herewith
10.13.1	Purchase and Sale Agreement dated June 29, 2018 among various entities listed on Schedule I thereto, as originators, INC Research, LLC, as servicer, and Syneos Health Receivables LLC, as buyer.	8-K	001-36730	10.2	June 29, 2018
10.13.2†	First Amendment to the Purchase and Sale Agreement, dated as of January 2, 2019, among various entities listed on Schedule I thereto, as originators, and Syneos Health, LLC, as servicer, and Syneos Health Receivables LLC as buyer.	10-K	001-36730	10.16.2	February 18, 2021
10.13.3	Second Amendment to the Purchase and Sale Agreement, dated as of July 25, 2019, among inVentiv Commercial Services, LLC, each of the entities listed on the signature pages as an Existing Originator, and Syneos Health, LLC, as servicer, and Syneos Health Receivables LLC.	10-Q	001-36730	10.3	October 29, 2020
10.13.4	Fourth Amendment to the Purchase and Sale Agreement, dated as of September 25, 2020, among each of the entities listed on the signature pages as a New Originator, each of the entities listed on the signature pages as an Existing Originator, and Syneos Health, LLC, as servicer, and Syneos Health Receivables LLC.	10-Q	001-36730	10.1	October 29, 2020
10.13.5†	Fifth Amendment to the Purchase and Sale Agreement, dated as of January 22, 2021, among each of the entities listed on the signature pages hereto as an Originator, Syneos Health, LLC, as services, and Syneos Health Receivables LLC.	10-K	001-36730	10.16.5	February 18, 2021
10.13.6	Sixth Amendment to the Purchase and Sale Agreement, dated as of October 13, 2021, among each of the entities listed on the signature pages hereto as an Originator, Syneos Health, LLC, as servicer, and Syneos Health Receivables LLC.	10-Q	001-36730	10.2	November 3, 2021

10.14.1	Receivables Financing Agreement, dated June 29, 2018 among Syneos Health Receivables, LLC, as borrower, PNC Bank, National Association, as administrative agent, INC Research, LLC, as initial servicer, PNC Capital Markets LLC, as structuring agent and the additional persons from time to time party thereto, as lenders.	8-K	001-36730	10.1	June 29, 2018
10.14.2	First Amendment to the Receivables Financing Agreement, dated August 1, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and INC Research, LLC, as initial servicer.	10-Q	001-36730	10.6	August 2, 2018
10.14.3	Second Amendment to the Receivables Financing Agreement, dated August 29, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and INC Research, LLC, as initial servicer.	10-Q	001-36730	10.2	November 6, 2018
10.14.4	Third Amendment to the Receivables Financing Agreement, dated October 25, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and INC Research, LLC, as initial servicer.	10-Q	001-36730	10.3	November 6, 2018
10.14.5	Fourth Amendment to the Receivables Financing Agreement, dated January 2, 2019, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC as initial servicer.	10-Q	001-36730	10.1	August 6, 2019
10.14.6	Fifth Amendment to the Receivables Financing Agreement, dated July 25, 2019, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC as initial servicer.	10-Q	001-36730	10.2	August 6, 2019
10.14.7	Sixth Amendment to the Receivables Financing Agreement, dated September 30, 2019, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC as initial servicer.	10-Q	001-36730	10.1	October 31, 2019

10.14.8	Omnibus Amendment, dated January 31, 2020, that is the Third Amendment to the Purchase and Sale Agreement and the Seventh Amendment to the Receivables Financing Agreement, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender, Syneos Health, LLC as the servicer and as a Remaining Originator, inVentiv Health Clinical, LLC as a released originator, and inVentiv Commercial Services, LLC as a remaining originator.	10-K	001-36730	10.19.8	February 20, 2020
10.14.9	Eighth Amendment to the Receivables Financing Agreement, dated March 18, 2020, among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC as initial servicer, and PNC Bank, National Association, as administrative agent and as lender.	10-Q	001-36730	10.1	April 30, 2020
10.14.10	Ninth Amendment to the Receivables Financing Agreement, dated as of September 25, 2020, by and among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC, as initial servicer, and PNC Bank, National Association, as administrative agent and as lender.	10-Q	001-36730	10.2	October 29, 2020
10.14.11	Tenth Amendment to the Receivables Financing Agreement, dated as of January 22, 2021, by and among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC, as initial services, Regions Bank, as a lender, and PNC Bank, National Association, as administrative agent and as a lender.	10-K	001-36730	10.17.11	February 18, 2021
10.14.12	Eleventh Amendment to the Receivables Financing Agreement, dated as of October 13, 2021, by and among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC, as initial servicer, Regions Bank, as lender, and PNC Bank, National Association, as administrative agent and as a lender.	10-Q	001-36730	10.1	November 3, 2021
21.1	List of Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Deloitte & Touche LLP.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

# Denotes management contract or compensatory plan.

† The annexes, schedules, and certain exhibits to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the SEC upon request.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Syneos Health, Inc.
By:	/s/ Alistair Macdonald
	Name:	Alistair Macdonald
	Title:	Chief Executive Officer (Principal Executive Officer) and Director
	Date:	February 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alistair Macdonald	Chief Executive Officer (Principal Executive Officer) and Director	February 16, 2022
Alistair Macdonald

/s/ Jason Meggs	Chief Financial Officer (Principal Financial Officer)	February 16, 2022
Jason Meggs

/s/ Donna Kralowetz	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 16, 2022
Donna Kralowetz

/s/ John Dineen	Chair of the Board and Director	February 16, 2022
John Dineen

/s/ Todd Abbrecht	Director	February 16, 2022
Todd Abbrecht

/s/ Barbara Bodem	Director	February 16, 2022
Barbara Bodem

/s/ Bernadette Connaughton	Director	February 16, 2022
Bernadette Connaughton

/s/ Linda Harty	Director	February 16, 2022
Linda Harty

/s/ William Klitgaard	Director	February 16, 2022
William Klitgaard

/s/ Kenneth Meyers	Director	February 16, 2022
Kenneth Meyers

/s/ Matthew Monaghan	Director	February 16, 2022
Matthew Monaghan

/s/ David Wilkes	Director	February 16, 2022
David Wilkes, M.D.

/s/ Alfonso Zulueta	Director	February 16, 2022
Alfonso Zulueta