Form 10-Q
period 2022-03-31
Syneos Health, Inc.
filed 2022-04-29
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of April 21, 2022, there were approximately 102,575,027 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per share data)
Revenue	$1,336,253	$1,208,745

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,044,432	945,250
Selling, general, and administrative expenses	140,166	137,314
Restructuring and other costs	15,557	7,228
Depreciation	20,579	18,447
Amortization	41,623	39,491
Total operating expenses	1,262,357	1,147,730
Income from operations	73,896	61,015

Total other expense, net:
Interest income	(3)	(71)
Interest expense	15,765	23,328
Loss on extinguishment of debt	—	603
Other expense (income), net	4,642	(9,856)
Total other expense, net	20,404	14,004
Income before provision for income taxes	53,492	47,011
Income tax expense	7,316	8,287
Net income	$46,176	$38,724

Earnings per share:
Basic	$0.45	$0.37
Diluted	$0.44	$0.37
Weighted average common shares outstanding:
Basic	103,665	104,274
Diluted	104,410	105,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net income	$46,176	$38,724
Unrealized gain on derivative instruments, net of income tax expense of $3,420 and $2,013, respectively	9,640	5,937
Foreign currency translation adjustments, net of income tax benefit of $(2,711) and $(708), respectively	(17,386)	(4,310)
Comprehensive income	$38,430	$40,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2022	December 31, 2021
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$119,151	$106,475
Accounts receivable and unbilled services, net	1,596,315	1,524,890
Prepaid expenses and other current assets	160,792	135,091
Total current assets	1,876,258	1,766,456
Property and equipment, net	240,015	222,657
Operating lease right-of-use assets	201,407	209,408
Goodwill	4,942,727	4,956,015
Intangible assets, net	808,931	854,067
Deferred income tax assets	34,788	35,387
Other long-term assets	199,835	193,103
Total assets	$8,303,961	$8,237,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$108,315	$107,535
Accrued expenses	657,084	614,441
Deferred revenue	891,750	868,455
Current portion of operating lease obligations	43,234	43,058
Current portion of finance lease obligations	21,998	20,627
Total current liabilities	1,722,381	1,654,116
Long-term debt	2,906,270	2,775,721
Operating lease long-term obligations	195,557	205,798
Finance lease long-term obligations	40,162	34,181
Deferred income tax liabilities	78,609	78,062
Other long-term liabilities	59,423	76,660
Total liabilities	5,002,402	4,824,538

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 102,558 and 103,764 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	1,026	1,038
Additional paid-in capital	3,410,524	3,474,088
Accumulated other comprehensive loss, net of taxes	(57,364)	(49,618)
Accumulated deficit	(52,627)	(12,953)
Total shareholders’ equity	3,301,559	3,412,555
Total liabilities and shareholders’ equity	$8,303,961	$8,237,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$46,176	$38,724
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,202	57,938
Share-based compensation	17,333	17,353
Recovery from doubtful accounts	(108)	(187)
Provision for (benefit from) deferred income taxes	1,000	(4,653)
Foreign currency transaction adjustments	434	(9,522)
Fair value adjustment of contingent obligations	—	(597)
Loss on extinguishment of debt	—	603
Other non-cash items	(1,945)	953
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, unbilled services, and deferred revenue	(49,905)	30,997
Accounts payable and accrued expenses	39,650	518
Other assets and liabilities	(43,950)	(5,039)
Net cash provided by operating activities	70,887	127,088
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(1,727)	(9,982)
Purchases of property and equipment	(23,474)	(11,173)
(Investments in) proceeds from unconsolidated affiliates	(296)	1,374
Net cash used in investing activities	(25,497)	(19,781)
Cash flows from financing activities:
Payments of debt financing costs	—	(49)
Repayments of long-term debt	—	(105,856)
Proceeds from accounts receivable financing agreement	—	65,000
Proceeds from revolving line of credit	130,000	—
Payments of contingent consideration related to acquisitions	—	(6,196)
Payments of finance leases	(2,193)	(4,269)
Payments for repurchases of common stock	(149,961)	(44,505)
Proceeds from exercises of stock options	11,483	10,804
Payments related to tax withholdings for share-based compensation	(25,901)	(26,295)
Net cash used in financing activities	(36,572)	(111,366)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,858	(3,425)
Net change in cash, cash equivalents, and restricted cash	12,676	(7,484)
Cash, cash equivalents, and restricted cash - beginning of period	106,475	272,173
Cash, cash equivalents, and restricted cash - end of period	$119,151	$264,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Shareholders’ equity, beginning balance	$3,412,555	$3,242,112

Common stock:
Beginning balance	1,038	1,039
Repurchases of common stock	(19)	(6)
Issuances of common stock	7	9
Ending balance	1,026	1,042

Additional paid-in capital:
Beginning balance	3,474,088	3,461,747
Repurchases of common stock	(64,092)	(19,817)
Issuances of common stock	(16,805)	(18,443)
Share-based compensation	17,333	17,353
Ending balance	3,410,524	3,440,840

Accumulated other comprehensive loss:
Beginning balance	(49,618)	(40,801)
Unrealized gain on derivative instruments, net of taxes	9,640	5,937
Foreign currency translation adjustment, net of taxes	(17,386)	(4,310)
Ending balance	(57,364)	(39,174)

Accumulated deficit:
Beginning balance	(12,953)	(179,873)
Repurchases of common stock	(85,850)	(24,682)
Net income	46,176	38,724
Ending balance	(52,627)	(165,831)

Shareholders’ equity, ending balance	$3,301,559	$3,236,877

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

The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), filed with the Securities and Exchange Commission on February 17, 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future period. The unaudited condensed consolidated balance sheet as of December 31, 2021 is derived from the amounts in the audited consolidated balance sheet included in the 2021 Form 10-K.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation.

COVID-19 Pandemic

The ongoing COVID-19 pandemic and associated economic repercussions have significantly impacted, and are expected to continue to impact, the Company’s business and operations. The continued availability and effectiveness of vaccines may partially mitigate the risks around the continued spread of COVID-19, however, with the spread of COVID-19 variants, the ongoing impacts of the COVID-19 pandemic could adversely impact the Company’s business and results of operations. For further discussion of the potential impact of the pandemic on its business, refer to Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K.

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

The Company’s net cash pool position consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Gross cash position	$149,819	$179,160
Less: cash borrowings	(146,677)	(167,507)
Net cash position	$3,142	$11,653

Accounts Receivable and Unbilled Services, net

Accounts receivable and unbilled services (including contract assets), net of allowance for doubtful accounts, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accounts receivable billed	$918,248	$873,265
Accounts receivable unbilled	251,194	241,799
Contract assets	434,320	417,411
Less: Allowance for doubtful accounts	(7,447)	(7,585)
Accounts receivable and unbilled services, net	$1,596,315	$1,524,890

Accounts Receivable Factoring Arrangement

The Company has an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, at its option, without recourse, to an unrelated third-party financial institution for cash. For the three months ended March 31, 2022 and 2021, the Company factored $34.1 million and $30.1 million, respectively, of trade accounts receivable on a non-recourse basis and received $34.0 million and $30.0 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Goodwill

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2022 were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (a)	Total
Balance as of December 31, 2021	$3,448,699	$1,507,316	$4,956,015
Acquisitions (b)	1,879	—	1,879
Impact of foreign currency translation	(9,284)	(5,883)	(15,167)
Balance as of March 31, 2022	$3,441,294	$1,501,433	$4,942,727

(a) No impairment of goodwill was recorded for the three months ended March 31, 2022.

(b) Amount represents goodwill recognized in connection with an insignificant acquisition and measurement period adjustments in connection with insignificant 2021 acquisitions during the three months ended March 31, 2022 within the Clinical Solutions segment.

Accumulated Other Comprehensive Loss, Net of Taxes

Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$(49,618)	$(40,801)

Derivative instruments:
Beginning balance	(2,621)	(18,761)
Other comprehensive income before reclassifications	8,612	772
Reclassification adjustments	1,028	5,165
Ending balance	7,019	(12,824)

Foreign currency translation:
Beginning balance	(46,997)	(22,040)
Other comprehensive loss before reclassifications	(17,386)	(4,310)
Ending balance	(64,383)	(26,350)

Accumulated other comprehensive loss, net of taxes	$(57,364)	$(39,174)

Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Unrealized gain on derivative instruments:
Unrealized gain during period, before taxes	$11,667	$1,034
Income tax expense	3,055	262
Unrealized gain during period, net of taxes	8,612	772
Reclassification adjustment, before taxes	1,393	6,916
Income tax expense	365	1,751
Reclassification adjustment, net of taxes	1,028	5,165
Total unrealized gain on derivative instruments, net of taxes	9,640	5,937

Foreign currency translation adjustments:
Foreign currency translation adjustment, before taxes	(20,097)	(5,018)
Income tax benefit	(2,711)	(708)
Foreign currency translation adjustments, net of taxes	(17,386)	(4,310)

Total other comprehensive (loss) income, net of taxes	$(7,746)	$1,627

Other Expense (Income), Net

Other expense (income), net consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Net realized foreign currency loss	$2,456	$1,192
Net unrealized foreign currency loss (gain)	434	(9,522)
Equity investment income	—	(1,100)
Other, net	1,752	(426)
Total other expense (income), net	$4,642	$(9,856)

3. Investments

During 2020, the Company made a non-cash investment of $27.3 million to acquire certain intellectual property rights from a customer in lieu of cash payment for services rendered. The Company subsequently exchanged the intellectual property for an equity method investment in an unconsolidated variable interest entity. The Company provided the entity $3.8 million in cash, in the form of a loan, during the third quarter of 2021. Based on the hypothetical liquidation book value of its investment as of March 31, 2022, the Company recorded a $1.2 million loss to other expense (income), net in the accompanying condensed consolidated statement of income for the three months ended March 31, 2022. As of March 31, 2022, the book value of the Company’s investment was $14.4 million and was included in other long-term assets in the accompanying condensed consolidated balance sheet, with a maximum exposure to loss of approximately $18.3 million, which includes funding of the loan.

4. Long-Term Debt Obligations

The Company’s debt obligations consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Secured Debt
Term Loan A - tranche one due March 2024	$149,195	$149,195
Term Loan A - tranche two due August 2024	1,636,797	1,636,797
Revolving credit facility due August 2024	130,000	—
Accounts receivable financing agreement due October 2024	400,000	400,000
Total secured debt	2,315,992	2,185,992
Unsecured Debt
Senior notes due January 2029 (the “Notes”)	600,000	600,000
Total debt obligations	2,915,992	2,785,992
Less: Term loan original issuance discount	(2,021)	(2,228)
Less: Unamortized deferred issuance costs	(7,701)	(8,043)
Total long-term debt	$2,906,270	$2,775,721

Credit Agreement

The Company is party to a credit agreement (as amended, the “Credit Agreement”) that includes a Term Loan A facility (“Term Loan A”) that has two tranches (as detailed in the table above), and a $600.0 million revolving credit facility that matures on August 1, 2024 (the “Revolver”). As a result of previous voluntary prepayments, the Company is not required to make a mandatory payment against the principal balance of Term Loan A until October 2023. As of March 31, 2022, the interest rate on Term Loan A was 1.70%.

Revolver and Letters of Credit

The Revolver includes letters of credit (“LOCs”) with a sublimit of $150.0 million. As of March 31, 2022, there were $130.0 million of outstanding Revolver borrowings and $14.2 million of LOCs outstanding, leaving $455.8 million of available borrowings under the Revolver, including $135.8 million available for LOCs. As of March 31, 2022, the weighted average interest rate on the Revolver was 1.85%.

The Notes

The Notes bear interest at a rate of 3.625% per annum, payable semi-annually in arrears beginning on July 15, 2021, and will mature on January 15, 2029.

Accounts Receivable Financing Agreement

The Company has an accounts receivable financing agreement (as amended) with a termination date of October 2024, unless terminated earlier pursuant to its terms. As of March 31, 2022, the Company had $400.0 million of outstanding borrowings under this agreement, which are recorded in long-term debt on the accompanying condensed consolidated balance sheet. There was no remaining borrowing capacity available under this agreement as of March 31, 2022. As of March 31, 2022, the interest rate on the accounts receivable financing agreement was 1.40%.

Maturities of Debt Obligations

As of March 31, 2022, the contractual maturities of the Company’s debt obligations (excluding finance leases) were as follows (in thousands):

Principal
Remainder of 2022	$—
2023	21,732
2024	2,294,260
2025	—
2026	—
2027 and thereafter	600,000
Less: Term loan original issuance discount	(2,021)
Less: Unamortized deferred issuance costs	(7,701)
Total	$2,906,270

5. Derivatives

Interest Rate Swaps

The Company has entered into various interest rate swaps to mitigate its exposure to changes in interest rates on its term loan. In March 2020, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $549.2 million that increased to $1.42 billion on June 30, 2021, an effective date of March 31, 2020, and will expire on March 31, 2023. As of March 31, 2022, the notional value of these interest rate swaps was $1.12 billion.

Foreign Exchange Forward

On October 30, 2020, the Company entered into a foreign exchange forward in order to minimize monthly foreign currency remeasurement gains or losses on non-functional currency monetary balances. The foreign exchange forward notional value may be adjusted each month as the exposure balance changes. The Company did not designate the derivative as a hedge. All changes in the fair value of the foreign exchange forward are recorded in earnings every month to other expense (income), net in the accompanying condensed consolidated statements of income. The Company recognized $1.9 million of realized losses and $1.1 million of realized gains during the three months ended March 31, 2022 and 2021, respectively, related to this foreign exchange forward. As of March 31, 2022, the notional value of this foreign exchange forward was $75.0 million.

Fair Values

The fair values of the Company’s derivative financial instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	March 31, 2022	December 31, 2021
Interest rate swaps - current	Prepaid expenses and other current assets	$12,182	$—
Interest rate swaps - non-current	Other long-term assets	—	948
Fair value of derivative assets		$12,182	$948

Interest rate swaps - current	Accrued expenses	$—	$1,827
Fair value of derivative liabilities		$—	$1,827

6. Fair Value Measurements

Assets and Liabilities Carried at Fair Value

As of March 31, 2022 and December 31, 2021, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, contingent obligations, liabilities under the accounts receivable financing agreement, and derivative instruments.

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

Financial Instruments Subject to Recurring Fair Value Measurements

As of March 31, 2022, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$23,479	$—	$—	$—	$23,479
Partnership interests (b)	—	—	—	11,472	11,472
Derivative instruments (c)	—	12,182	—	—	12,182
Total assets	$23,479	$12,182	$—	$11,472	$47,133

Liabilities:
Contingent obligations related to acquisitions (d)	$—	$—	$17,941	$—	$17,941
Total liabilities	$—	$—	$17,941	$—	$17,941

As of December 31, 2021, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$24,775	$—	$—	$—	$24,775
Partnership interests (b)	—	—	—	11,176	11,176
Derivative instruments (c)	—	948	—	—	948
Total assets	$24,775	$948	$—	$11,176	$36,899

Liabilities:
Derivative instruments (c)	$—	$1,827	$—	$—	$1,827
Contingent obligations related to acquisitions (d)	—	—	17,997	—	17,997
Total liabilities	$—	$1,827	$17,997	$—	$19,824

(a) Represents the fair value of investments in mutual funds based on quoted market prices that are used to fund the liability associated with the Company’s deferred compensation plan.

(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of March 31, 2022, the Company’s remaining unfunded commitment in the private equity funds was $12.5 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds’ operating and finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

(c) Represents the fair value of interest rate swap arrangements (see “Note 5 – Derivatives” for further information).

(d) Represents the fair value of contingent consideration obligations related to acquisitions. The fair values of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.

The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the three months ended March 31, 2022 (in thousands):

Balance as of December 31, 2021	$17,997
Additions	—
Changes in fair value recognized in earnings	(56)
Payments	—
Balance as of March 31, 2022	$17,941

During the three months ended March 31, 2022, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements

Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of March 31, 2022 and December 31, 2021, assets carried on the condensed consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.77 billion and $5.83 billion, respectively.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The estimated fair values of the term loan (based on tranche) and the Notes are determined based on the price that the Company would have had to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s term loan (based on tranche) and the Notes were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A - tranche one due March 2024	$149,026	$148,635	$149,008	$148,945
Term Loan A - tranche two due August 2024	1,634,946	1,630,597	1,634,756	1,635,138
Senior notes due January 2029	600,000	557,250	600,000	595,500

(a) The carrying value of the term loan debt is shown net of original issue discounts.

7. Restructuring and Other Costs

During the three months ended March 31, 2022 and 2021, the Company incurred employee severance and benefit costs, facility and lease termination costs, and other costs related to its restructuring activities. These costs were primarily related to the Company’s ForwardBound margin enhancement initiative.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Employee severance and benefit costs	$14,820	$6,293
Facility and lease termination costs	(319)	888
Other costs	1,056	47
Total restructuring and other costs	$15,557	$7,228

The Company expects to continue to incur costs related to restructuring of its operations in order to achieve cost savings and the targeted synergies related to its acquisitions. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of its combined operations. The Company may also continue to incur additional restructuring and other costs during 2022 and beyond related to its ForwardBound margin enhancement initiative.

Accrued Restructuring Liabilities

The following table summarizes activity related to employee severance and benefit costs within accrued restructuring liabilities for the three months ended March 31, 2022 (in thousands):
Balance as of December 31, 2021	$6,657
Expenses incurred (a)	14,820
Payments	(7,893)
Balance as of March 31, 2022	$13,584

(a) The amount of expenses incurred for the three months ended March 31, 2022 excludes $1.1 million of other costs that are included in accounts payable and $0.3 million of facility lease closure and lease termination costs that are reflected as reductions of operating lease right-of-use assets, current portion of operating lease obligations, and operating lease long-term obligations under ASC Topic 842, Leases, on the accompanying condensed consolidated balance sheet.

The Company expects the employee severance and benefit costs accrued as of March 31, 2022 will be paid within the next twelve months and are included within accrued expenses on the accompanying condensed consolidated balance sheets.

8. Shareholders’ Equity

Shares Outstanding

Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Common stock shares, beginning balance	103,764	103,935
Repurchases of common stock	(1,929)	(600)
Issuances of common stock	723	891
Common stock shares, ending balance	102,558	104,226

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

The following table sets forth repurchase activity under the Stock Repurchase Program from inception through March 31, 2022:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2021	600,000	$74.18	$44,505
May 2021	400,000	81.04	32,416
June 2021	500,000	81.20	40,600
February 2022	515,003	78.52	40,439
March 2022	1,413,920	77.46	109,522
Total	3,428,923		$267,482

The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

As of March 31, 2022, the Company had remaining authorization to repurchase up to approximately $32.5 million of shares of its common stock under the Stock Repurchase Program.

9. Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$46,176	$38,724
Denominator:
Basic weighted average common shares outstanding	103,665	104,274
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	745	1,183
Diluted weighted average common shares outstanding	104,410	105,457
Earnings per share:
Basic	$0.45	$0.37
Diluted	$0.44	$0.37

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

The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were 165,042 and 166,166, for the three months ended March 31, 2022 and 2021, respectively.

10. Income Taxes

Income Tax Expense

For the three months ended March 31, 2022, the Company recorded income tax expense of $7.3 million, compared to pre-tax income of $53.5 million. Income tax expense for the three months ended March 31, 2022 included a discrete tax benefit of $6.1 million, primarily related to excess tax benefits from share-based compensation. The effective tax rate for the three months ended March 31, 2022, excluding discrete items, varied from the United States (“U.S.”) federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, state and local taxes on U.S. income, and research and development credits.

For the three months ended March 31, 2021, the Company recorded income tax expense of $8.3 million, compared to pre-tax income of $47.0 million. Income tax expense for the three months ended March 31, 2021 included a discrete tax benefit of $3.6 million, primarily related to excess tax benefits from share-based compensation. The effective tax rate for the three months ended March 31, 2021, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the GILTI provisions, foreign tax credits, and state and local taxes on U.S. income.

Unrecognized Tax Benefits

The Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $12.1 million as of March 31, 2022 and December 31, 2021. The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $1.5 million within the next 12 months as a result of lapses in statutes of limitations.

Tax Returns under Audit

The Company is not currently under any U.S. federal income tax audits, however, income tax returns are under examination by tax authorities in several state and foreign jurisdictions. The Company’s federal and state tax filings are open to investigations in numerous years due to net operating loss carryforwards. Additionally, the Company currently has an ongoing examination for tax years 2014 to 2019 in the United Kingdom. The United Kingdom is the jurisdiction with the Company’s largest foreign operations. The Company believes that its reserve for uncertain tax positions is adequate to cover existing risks or exposures related to all open tax years and jurisdictions.

11. Revenue from Contracts with Customers

Unsatisfied Performance Obligations

As of March 31, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASC Topic 606, Revenue from Contracts with Customers and all the related amendments was $6.68 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and, as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control.

Timing of Billing and Performance

During the three months ended March 31, 2022, the Company recognized approximately $389.5 million of revenue that was included in the deferred revenue balance at the beginning of the period. During the three months ended March 31, 2022, approximately $6.3 million of the Company’s revenue recognized was allocated to performance obligations partially satisfied in previous periods, substantially all of which was associated with changes in scope or price for full-service clinical studies. The gross and net amounts of revenue recognized solely from changes in estimates were not material.

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

The Company’s Chief Operating Decision Maker (the “CODM”) reviews segment performance and allocates resources based upon segment revenue and income from operations. Inter-segment revenue is eliminated from the segment reporting provided to the CODM and is not included in the segment revenue presented in the table below. Certain costs are not allocated to the Company’s reportable segments and are reported as general corporate expenses. These costs primarily consist of share-based compensation, general operating expenses associated with the Board and the Company’s senior leadership, finance, investor relations, and internal audit functions, and transaction and integration-related expenses. The Company does not allocate depreciation, amortization, asset impairment charges, or restructuring and other costs to its segments. Prior period segment results have been recast to conform to insignificant changes to management reporting in 2022. Additionally, the CODM reviews the Company’s assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources.

Information about reportable segment operating results was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Clinical Solutions	$1,018,370	$939,567
Commercial Solutions	317,883	269,178
Total revenue	1,336,253	1,208,745
Segment direct costs:
Clinical Solutions	774,668	717,355
Commercial Solutions	260,965	218,800
Total segment direct costs	1,035,633	936,155
Segment selling, general, and administrative expenses:
Clinical Solutions	89,902	87,532
Commercial Solutions	21,735	20,971
Total segment selling, general, and administrative expenses	111,637	108,503
Segment operating income:
Clinical Solutions	153,800	134,680
Commercial Solutions	35,183	29,407
Total segment operating income	188,983	164,087
Direct costs and operating expenses not allocated to segments:
Share-based compensation included in direct costs	8,799	9,095
Share-based compensation included in selling, general, and administrative expenses	8,534	8,258
Corporate selling, general, and administrative expenses	19,995	20,553
Restructuring and other costs	15,557	7,228
Depreciation and amortization	62,202	57,938
Total income from operations	$73,896	$61,015

13. Operations by Geographic Location

The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Three Months Ended March 31,
	2022	2021
Revenue:
North America (a)	$781,654	$739,001
Europe, Middle East, and Africa	355,593	316,176
Asia-Pacific	160,803	126,457
Latin America	38,203	27,111
Total revenue	$1,336,253	$1,208,745

(a) Revenue for the North America region includes revenue attributable to the U.S. of $736.4 million and $693.9 million, or 55.1% and 57.4% of total revenue, for the three months ended March 31, 2022 and 2021, respectively. No other country represented more than 10% of total revenue for any period.

The following table summarizes long-lived assets by geographic area (in thousands, all intercompany transactions have been eliminated):

	March 31, 2022	December 31, 2021
Property and equipment, net:
North America (a)	$177,684	$165,446
Europe, Middle East, and Africa	35,937	37,004
Asia-Pacific	18,321	13,615
Latin America	8,073	6,592
Total property and equipment, net	$240,015	$222,657

(a) Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $172.0 million and $160.0 million as of March 31, 2022 and December 31, 2021, respectively.

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

As of March 31, 2022 and December 31, 2021, substantially all of the Company’s cash and cash equivalents were held within the U.S.

No single customer accounted for greater than 10% of the Company’s revenue for the three months ended March 31, 2022 or 2021.

As of March 31, 2022 and December 31, 2021, no single customer accounted for greater than 10% of the Company’s accounts receivable and unbilled services (including contract assets) balances.

15. Related-Party Transactions

For the three months ended March 31, 2022, the Company had combined revenue of $1.3 million from three customers whose board of directors each included a member who was also a member of the Company’s Board. As of March 31, 2022, the Company had receivables of $0.3 million from one customer whose board of directors included a member who was also a member of the Company’s Board.

On February 8, 2022, the Company completed an insignificant acquisition, which was associated with the 2021 acquisition of RXDataScience, Inc., through an arm’s-length transaction. A member of the Company’s management was a minority shareholder of the acquired company. For additional information, refer to “Note 2 – Financial Statements Details – Goodwill.”

For the three months ended March 31, 2021, the Company had revenue of $0.3 million and, as of March 31, 2021, receivables of $0.3 million from one customer whose board of directors included a member who was also a member of the Company’s Board.

16. Commitments and Contingencies

Legal Proceedings

In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, other than Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.)  (the “Vaitkuvienë action”), if decided adversely, is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. There have been no updates from the description of the Vaitkuvienë action included in “Note 17 – Commitments and Contingencies” to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2021 Form 10-K.

17. Subsequent Events

On April 28, 2022, the Board appointed Michelle Keefe as the Company’s Chief Executive Officer and as a Class I director, each effective as of April 29, 2022 (the “Effective Date”), succeeding Alistair Macdonald, who resigned from both positions as of the Effective Date. Also as of the Effective Date, Michael Brooks was appointed to serve as the Company’s Chief Operating Officer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “2021 Form 10-K”).

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

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following: risks associated with the COVID-19 pandemic; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope, or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; fluctuations in our operating results and effective income tax rate; the impact of potentially underpricing our contracts, overrunning our cost estimates, or failing to receive approval for or experiencing delays with documentation of change orders; cyber-security and other risks associated with our information systems infrastructure; changes and costs of compliance with regulations related to data privacy; concentration of our customers or therapeutic areas; the risks associated with doing business internationally, including risks related to the war in Ukraine; challenges by tax authorities of our intercompany transfer pricing policies; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our ability to effectively upgrade our information systems; our failure to perform our services in accordance with contractual requirements, regulatory standards, and ethical considerations; risks related to the management of clinical trials; the need to hire, develop, and retain key personnel; the impact of unfavorable economic conditions, including the uncertain international economic environment and changes in foreign currency exchange rates; effective income tax rate fluctuations; our ability to protect our intellectual property; risks related to our acquisition strategy, including our ability to realize synergies; our relationships with customers who are in competition with each other; any failure to realize the full value of our goodwill and intangible assets; risks related to restructuring; our compliance with anti-corruption and anti-bribery laws; our dependence on third parties; potential employment liability; the increasing focus on environmental sustainability and social initiatives; our ability to utilize net operating loss carryforwards and other tax attributes; downgrades of our credit ratings; competition in the biopharmaceutical services industry; outsourcing trends and changes in aggregate spending and research and development budgets; the impact of, including changes in, government regulations and healthcare reform; intense competition faced by our customers from lower cost generic products and other competing products; our ability to keep pace with rapid technological change; the cost of and our ability to service our substantial indebtedness; and other risks related to ownership of our common stock. For a further discussion of the risks relating to our business, refer to Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K.

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

Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions. Our Clinical Solutions segment offers comprehensive global services for the development of diagnostics, drugs, biologics, devices, and digital therapeutics that span Phases I to IV of clinical development. The segment is organized around clinical pharmacology and bioanalytical services, workforce deployment, full-service clinical studies, real world evidence, and consulting. Our Commercial Solutions segment provides commercialization services, including deployment solutions, communication solutions (public relations, advertising, and medical communications), and consulting services. We integrate our clinical and commercial capabilities into customized solutions by sharing knowledge, data, and insights. This collaboration across the development and commercialization continuum facilitates unique insights into patient populations, therapeutic environments, product timelines, and the competitive landscape. For a further discussion, refer to Part I, Item 1, “Business” in our 2021 Form 10-K.

The ongoing COVID-19 pandemic and associated economic repercussions have significantly impacted, and are expected to continue to impact, our business and our operations. Within Clinical Solutions, the pandemic has accelerated the adoption of virtual engagement with sites and patients, creating increased demand for decentralized solutions capabilities. As a result, we have continued to experience reduced travel and other reimbursable out-of-pocket expenses related to lower physical monitoring visits for Clinical Solutions relative to pre-pandemic levels. We have also experienced a reduction in the costs associated with investigational medicinal products, which has also resulted in lower reimbursable out-of-pocket expenses. Within Commercial Solutions, we have continued to experience fewer field team visits to healthcare providers and increased virtual investigator meetings. Therefore, we expect reimbursable out-of-pocket expenses as a percentage of revenue to remain lower relative to pre-pandemic levels. With the spread of COVID-19 variants, the ongoing impacts of the COVID-19 pandemic could adversely impact our business and results of operations. For a further discussion of this and other risks relating to our business, refer to Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K.

Prior period segment results have been recast to conform to insignificant changes to management reporting in 2022.

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

Our backlog as of March 31 was as follows (in millions):

	2022	2021	Change
Clinical Solutions	$10,772.3	$10,514.6	$257.7	2.5%
Commercial Solutions - Deployment Solutions	861.8	708.1	153.7	21.7%
Total backlog	$11,634.1	$11,222.7	$411.4	3.7%

We expect approximately $3.68 billion of our backlog as of March 31, 2022 will be recognized as revenue during the remainder of 2022. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.

Net New Business Awards

New business awards, net of cancellations, for the TTM periods ended March 31 were as follows (in millions):

	2022	2021
Clinical Solutions	$4,392.9	$4,730.9
Commercial Solutions	1,399.6	1,149.2
Total net new business awards	$5,792.5	$5,880.1

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

We believe that our backlog and net new business awards might not be consistent indicators of future revenue because they have been, and likely will continue to be, affected by a number of factors, including the variable size and duration of projects, many of which are performed over several years, and changes to the scope of work during the course of projects. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. Net new business awards and backlog have been and we expect will continue to be affected by the broad effects of the COVID-19 pandemic on the global economy and major financial markets, as well as various other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect that the rate at which our backlog and net new business awards convert into revenue is likely to decrease, and the duration of projects and the period over which related revenue is recognized to lengthen. For more information about risks related to our backlog see Part I, Item 1A, “Risk Factors – Risks Related to Our Business – Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog.” in our 2021 Form 10-K.

Results of Operations

The following table sets forth amounts from our condensed consolidated statements of income along with dollar and percentage changes (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021	Change
Revenue	$1,336,253	$1,208,745	$127,508	10.5%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,044,432	945,250	99,182	10.5%
Selling, general, and administrative expenses	140,166	137,314	2,852	2.1%
Restructuring and other costs	15,557	7,228	8,329	115.2%
Depreciation and amortization	62,202	57,938	4,264	7.4%
Total operating expenses	1,262,357	1,147,730	114,627	10.0%
Income from operations	73,896	61,015	12,881	21.1%
Total other expense, net	20,404	14,004	6,400	45.7%
Income before provision for income taxes	53,492	47,011	6,481	13.8%
Income tax expense	7,316	8,287	(971)	(11.7)%
Net income	$46,176	$38,724	$7,452	19.2%

Revenue

For the three months ended March 31, 2022, our revenue increased by $127.5 million, or 10.5%, to $1,336.3 million from $1,208.7 million for the three months ended March 31, 2021. The increase was primarily driven by growth in both our Clinical Solutions and Commercial Solutions segments as discussed below.

No single customer accounted for greater than 10% of our total consolidated revenue for the three months ended March 31, 2022 or 2021. Revenue from our top five customers accounted for approximately 23% of revenue for both the three months ended March 31, 2022 and 2021.

Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	% of total	2021	% of total	Change
Clinical Solutions	$1,018,370	76.2%	$939,567	77.7%	$78,803	8.4%
Commercial Solutions	317,883	23.8%	269,178	22.3%	48,705	18.1%
Total revenue	$1,336,253		$1,208,745		$127,508	10.5%

Clinical Solutions

For the three months ended March 31, 2022, revenue attributable to our Clinical Solutions segment increased compared to the same period in the prior year, primarily driven by increased project start-ups. Additionally, the increase was partially driven by revenue from the acquisitions of StudyKIK Corporation and RxDataScience, Inc. in the second half of 2021. For the three months ended March 31, 2022, revenue was negatively impacted by $11.8 million from foreign currency exchange rate fluctuations compared to the same period in the prior year.

The impact from the COVID-19 pandemic on our Clinical Solutions revenue continues to decrease. We believe the primary ongoing impact to revenue from the COVID-19 pandemic relates to increased demand for decentralized solutions capabilities including remote monitoring, which results in lower reimbursable out-of-pocket expenses. Therefore, we expect reimbursable out-of-pocket expenses as a percentage of revenue to remain lower relative to pre-pandemic levels.

The war in Ukraine has not had a material impact on our revenue; however, that could change depending on the magnitude of the conflict and the imposition of additional sanctions by the United States (“U.S.”) and other countries. We continue to adapt our strategic approach as the crisis persists and we are expanding our risk assessments to neighboring countries to be proactive about potential future challenges. Banking and economic sanctions imposed on Russia continue to present challenges to clinical trials. We are monitoring these sanctions to ensure we are in compliance and we are adapting our operations to address both the sanctions and the increasing logistical challenges of conducting trials in Russia. At this time, we are continuing to service patients in existing trials who are currently on medication where possible but are generally no longer initiating new clinical trial activities in either Ukraine or Russia. Any impacts to our revenue are expected to be temporary in nature as we work with customers to explore alternate sources of recruiting new patients, including potentially activating sites in other regions.

Commercial Solutions

For the three months ended March 31, 2022, revenue attributable to our Commercial Solutions segment increased compared to the same period in the prior year, primarily driven by increased project start-ups, including new deployments of field teams.

The impact from the COVID-19 pandemic on our Commercial Solutions revenue continues to decrease. We believe the primary ongoing impacts to revenue relate to declines in field team visits to healthcare providers and increased virtual investigator meetings, which result in lower reimbursable out-of-pocket expenses. Therefore, we expect reimbursable out-of-pocket expenses as a percentage of revenue to remain lower relative to pre-pandemic levels.

Direct Costs

Direct costs consist principally of compensation expense and benefits associated with our employees and other employee-related costs, and reimbursable out-of-pocket expenses directly related to delivering on our projects. While we have some ability to manage the majority of these costs relative to the amount of contracted services we have during any given period, direct costs as a percentage of revenue can vary from period to period. Such fluctuations are due to a variety of factors, including, among others: (i) the level of staff utilization on our projects; (ii) adjustments to the timing of work on specific customer contracts; (iii) the experience mix of personnel assigned to projects; (iv) the service mix and pricing of our contracts; and (v) the timing of the incurrence of reimbursable out-of-pocket expenses. Relative to pre-pandemic levels, we continue to experience reduced travel and other reimbursable out-of-pocket expenses related to lower physical monitoring visits for Clinical Solutions, as well as fewer field team visits to healthcare providers and investigator meetings for Commercial Solutions. As discussed above, we expect reimbursable out-of-pocket expenses to remain lower relative to pre-pandemic levels.

Direct costs were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Direct costs (exclusive of depreciation and amortization)	$1,044,432	$945,250	$99,182	10.5%
% of revenue	78.2%	78.2%
Gross margin %	21.8%	21.8%

For the three months ended March 31, 2022, our direct costs increased by $99.2 million, or 10.5%, compared to the three months ended March 31, 2021, primarily driven by increased billable headcount to support revenue growth.

Clinical Solutions

Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Direct costs	$774,668	$717,355	$57,313	8.0%
% of segment revenue	76.1%	76.3%
Segment gross margin %	23.9%	23.7%

For the three months ended March 31, 2022, our Clinical Solutions segment direct costs increased by $57.3 million, or 8.0%, compared to the three months ended March 31, 2021, primarily driven by increased billable headcount to support revenue growth and, to a lesser extent, higher reimbursable out-of-pocket expenses. The increase was partially offset by positive impacts from foreign currency exchange rate fluctuations and our ForwardBound margin enhancement initiative.

Gross margins for our Clinical Solutions segment were 23.9% and 23.7% for the three months ended March 31, 2022 and 2021, respectively. Gross margin was higher for the three months ended March 31, 2022 as compared to the same period in the prior year due to positive impacts from foreign exchange rate fluctuations and lower reimbursable out-of-pocket expenses as a percentage of revenue, partially offset by a higher mix of contract labor.

Commercial Solutions

Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Direct costs	$260,965	$218,800	$42,165	19.3%
% of segment revenue	82.1%	81.3%
Segment gross margin %	17.9%	18.7%

For the three months ended March 31, 2022, our Commercial Solutions segment direct costs increased by $42.2 million, or 19.3%, compared to the three months ended March 31, 2021, primarily driven by increased billable headcount to support revenue growth.

Gross margins for our Commercial Solutions segment were 17.9% and 18.7% for the three months ended March 31, 2022 and 2021, respectively. Gross margin was lower during the current year period as compared to the same period in the prior year due to a less favorable revenue mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Selling, general, and administrative expenses	$140,166	$137,314	$2,852	2.1%
% of total revenue	10.5%	11.4%

Selling, general, and administrative expenses for the three months ended March 31, 2022 increased compared to the same period in 2021 primarily due to increased headcount, partially offset by lower transaction and integration-related expenses. Selling, general, and administrative expenses for the three months ended March 31, 2022 include costs resulting from the war in Ukraine, including costs related to impacted employees and ongoing assessment of imposed sanctions.

Restructuring and Other Costs

Restructuring and other costs were $15.6 million and $7.2 million for the three months ended March 31, 2022 and 2021, respectively. The costs incurred during the three months ended March 31, 2022 and 2021 were primarily related to our ForwardBound margin enhancement initiative as we continue the ongoing evaluations of our workforce and facilities infrastructure needs in an effort to optimize our resources. ForwardBound includes optimization programs across our entire business. During the first quarter of 2022, these ForwardBound initiatives included specific actions focused on streamlining the operations of our Clinical Solutions segment to optimize efficiency and enhance the delivery of customer projects.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Employee severance and benefit costs	$14,820	$6,293
Facility and lease termination costs	(319)	888
Other costs	1,056	47
Total restructuring and other costs	$15,557	$7,228

We expect to continue to incur costs related to the restructuring of our operations in order to achieve cost savings and the targeted synergies related to our acquisitions. However, the timing and the amount of these costs depends on various factors, including, but not limited to, identifying and realizing synergy opportunities and executing the integration of our combined operations. We may also continue to incur additional restructuring and other costs during 2022 and beyond related to our ForwardBound margin enhancement initiative.

Depreciation and Amortization Expense

Total depreciation and amortization expense was $62.2 million and $57.9 million for the three months ended March 31, 2022 and 2021, respectively. The increase in total depreciation and amortization expense in the current year compared to the prior year period was primarily due to vehicle fleet leases, internal-use software, and intangible assets from recent acquisitions.

Total Other Expense, Net

Total other expense, net consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Interest income	$(3)	$(71)	$68	95.8%
Interest expense	15,765	23,328	(7,563)	(32.4)%
Loss on extinguishment of debt	—	603	(603)	(100.0)%
Other expense (income), net	4,642	(9,856)	14,498	n/m
Total other expense, net	$20,404	$14,004	$6,400	45.7%

Total other expense, net was $20.4 million and $14.0 million for the three months ended March 31, 2022 and 2021, respectively. The decrease in interest expense was primarily due to reductions in our higher interest rate debt as a result of debt prepayments and refinancing transactions as well as lower interest rates on our variable interest rate debt. Due to market forecasts for the London Inter-bank Offered Rate (“LIBOR”), we believe we may experience higher interest expense relative to the first quarter for the remainder of the year. Other expense (income), net primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency and other gains and losses related to investments.

Income Tax Expense

For the three months ended March 31, 2022, we recorded income tax expense of $7.3 million, compared to pre-tax income of $53.5 million. Income tax expense for the three months ended March 31, 2022 included a discrete tax benefit of $6.1 million primarily related to excess tax benefits from share-based compensation. The effective tax rate for the three months ended March 31, 2022, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, state and local taxes on U.S. income, and research and development credits.

For the three months ended March 31, 2021, we recorded income tax expense of $8.3 million, compared to pre-tax income of $47.0 million. Income tax expense for the three months ended March 31, 2021 included a discrete tax benefit of $3.6 million, primarily related to excess tax benefits from share-based compensation. The effective tax rate for the three months ended March 31, 2021, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the GILTI provisions, foreign tax credits, and state and local taxes on U.S. income.

We currently maintain a valuation allowance against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of March 31, 2022. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources

Key measures of our liquidity were as follows (in thousands):

	March 31, 2022	December 31, 2021
Balance sheet statistics:
Cash and cash equivalents	$119,040	$106,363
Restricted cash	111	112
Working capital (excluding restricted cash)	153,766	112,228

As of March 31, 2022, we had $119.2 million of cash, cash equivalents, and restricted cash. As of March 31, 2022, substantially all of our cash, cash equivalents, and restricted cash was held within the U.S. In addition, we had $455.8 million (net of $14.2 million in outstanding letters of credit (“LOCs”)) available for borrowing under our revolving credit facility (the “Revolver”), of which $135.8 million was available for LOCs.

We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of service offerings, possible acquisitions, integration and restructuring costs, geographic expansion, stock repurchases, working capital, and other general corporate expenses. Cash flow from operations also could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic on the global economy and major financial markets, as well as other risks detailed in Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, and funds available under the Revolver will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations, and other currently anticipated liquidity requirements for at least the next 12 months.

Indebtedness

As of March 31, 2022, we had approximately $2.98 billion of total principal indebtedness (including $62.2 million in finance lease obligations), consisting of $1.79 billion in term loan debt, $130.0 million under our Revolver, $600.0 million of senior notes (the “Notes”), and $400.0 million in borrowings against our accounts receivable financing agreement. See “Note 4 – Long-Term Debt Obligations” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as Part II, Item 7 of our 2021 Form 10-K for additional details regarding our long-term debt arrangements.

Our long-term debt arrangements contain customary restrictive covenants and, as of March 31, 2022, we were in compliance with all applicable debt covenants.

Interest Rates

We have entered into various interest rate swaps to mitigate our exposure to changes in interest rates on our term loan. As of March 31, 2022, the percentage of our total principal debt (excluding finance leases) that is subject to fixed interest rates was approximately 59%. Each quarter-point increase or decrease in the applicable floating interest rate as of March 31, 2022 would change our annual interest expense by approximately $3.0 million.

Stock Repurchase Program

During the three months ended March 31, 2022, we repurchased 1,928,923 shares of our common stock for $150.0 million under the Stock Repurchase Program. See “Note 8 – Shareholders’ Equity” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details regarding the Stock Repurchase Program.

As of March 31, 2022, we had remaining authorization to repurchase up to approximately $32.5 million of shares of our common stock under the Stock Repurchase Program.

Cash, Cash Equivalents and Restricted Cash

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$70,887	$127,088	$(56,201)
Net cash used in investing activities	(25,497)	(19,781)	(5,716)
Net cash used in financing activities	(36,572)	(111,366)	74,794

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased by $56.2 million during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease is primarily due to negative changes in operating assets and liabilities relative to the prior year period, partially offset by higher cash-related net income. Fluctuations in accounts receivable, unbilled services (including contract assets), and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers, and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services (including contract assets), and deferred revenue can vary significantly from period to period.

Cash Flows from Investing Activities

For the three months ended March 31, 2022, we used $25.5 million in cash for investing activities, which included $23.5 million for purchases of property and equipment. We continue to closely monitor our capital expenditures while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.

For the three months ended March 31, 2021, we used $19.8 million in cash for investing activities, which consisted of $10.0 million of payments related to the acquisitions that were completed in the fourth quarter of 2020 and $11.2 million for purchases of property and equipment, partially offset by $1.4 million of proceeds from unconsolidated affiliates.

Cash Flows from Financing Activities

For the three months ended March 31, 2022, we used $36.6 million in cash for financing activities, which consisted primarily of repurchases of our common stock and payments related to tax withholdings for share-based compensation. These payments were partially funded by proceeds from our Revolver.

For the three months ended March 31, 2021, we used $111.4 million in cash for financing activities, which consisted primarily of repayment of long-term debt, repurchases of our common stock, and payments related to tax withholdings for share-based compensation. These payments were partially offset by proceeds from our accounts receivable financing agreement.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, valuation of goodwill and identifiable intangibles, and tax-related contingencies and valuation allowances. These estimates are based on the information available to management at the time these estimates, judgments, and assumptions are made. Actual results may differ materially from these estimates. There have been no significant changes to our critical accounting policies and estimates. For additional information on all of our critical accounting policies and estimates, refer to Part II – Item 7 – Management’s Discussion and Analysis included in our 2021 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2021 Form 10-K.

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

Please refer to “Note 16 – Commitments and Contingencies” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional material developments to legal proceedings included in our 2021 Form 10-K.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in our 2021 Form 10-K. For a detailed discussion of risk factors affecting us, refer to Part I, Item 1A, “Risk Factors” in that report.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

As of March 31, 2022, we have remaining authorization to repurchase up to approximately $32.5 million of shares of our Class A common stock under the Stock Repurchase Program.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Approximate dollar value of shares that may yet be purchased under the plans or programs (in thousands)
January 1, 2022 - January 31, 2022	—	$—	—	$182,479
February 1, 2022 - February 28, 2022	515,003	$78.52	515,003	$142,040
March 1, 2022 - March 31, 2022	1,413,920	$77.46	1,413,920	$32,518
	1,928,923		1,928,923

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

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Fourth Supplemental Indenture, dated as of April 5, 2022, among the Guaranteeing Subsidiaries, the Company, the other Guarantors, and Wells Fargo Bank, National Association, as trustee.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNEOS HEALTH, INC.

Date: April 28, 2022	BY:	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial Officer)