Form 10-Q
period 2022-06-30
Syneos Health, Inc.
filed 2022-08-02
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

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

As of July 27, 2022, there were approximately 102,653,017 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Revenue	$1,360,739	$1,282,611	$2,696,992	$2,491,356

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,034,897	992,581	2,079,329	1,937,831
Selling, general, and administrative expenses	139,040	144,669	279,206	281,983
Restructuring and other costs	8,983	3,966	24,540	11,194
Depreciation	21,241	18,158	41,820	36,605
Amortization	39,980	39,553	81,603	79,044
Total operating expenses	1,244,141	1,198,927	2,506,498	2,346,657
Income from operations	116,598	83,684	190,494	144,699

Total other expense, net:
Interest income	(36)	—	(39)	(71)
Interest expense	18,102	22,619	33,867	45,947
Loss on extinguishment of debt	—	2,199	—	2,802
Other (income) expense, net	(5,152)	7,827	(510)	(2,029)
Total other expense, net	12,914	32,645	33,318	46,649
Income before provision for income taxes	103,684	51,039	157,176	98,050
Income tax expense	25,940	9,134	33,256	17,421
Net income	$77,744	$41,905	$123,920	$80,629

Earnings per share:
Basic	$0.76	$0.40	$1.20	$0.77
Diluted	$0.75	$0.40	$1.19	$0.77
Weighted average common shares outstanding:
Basic	102,596	103,937	103,130	104,105
Diluted	103,072	105,019	103,741	105,238

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$77,744	$41,905	$123,920	$80,629
Unrealized gain on derivative instruments, net of income tax expense of $1,607, $1,596, $5,027, $3,609, respectively	4,528	4,708	14,168	10,645
Foreign currency translation adjustments, net of income tax expense (benefit) of $1,745, $550, ($966), ($158), respectively	(69,826)	8,825	(87,212)	4,515
Comprehensive income	$12,446	$55,438	$50,876	$95,789

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2022	December 31, 2021
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$105,988	$106,475
Accounts receivable and unbilled services, net	1,606,951	1,524,890
Prepaid expenses and other current assets	168,932	135,091
Total current assets	1,881,871	1,766,456
Property and equipment, net	254,891	222,657
Operating lease right-of-use assets	185,031	209,408
Goodwill	4,898,050	4,956,015
Intangible assets, net	759,436	854,067
Deferred income tax assets	33,670	35,387
Other long-term assets	203,723	193,103
Total assets	$8,216,672	$8,237,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,319	$107,535
Accrued expenses	656,874	614,441
Deferred revenue	887,180	868,455
Current portion of operating lease obligations	40,408	43,058
Current portion of finance lease obligations	23,678	20,627
Total current liabilities	1,707,459	1,654,116
Long-term debt	2,811,831	2,775,721
Operating lease long-term obligations	181,994	205,798
Finance lease long-term obligations	49,389	34,181
Deferred income tax liabilities	82,519	78,062
Other long-term liabilities	54,415	76,660
Total liabilities	4,887,607	4,824,538

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 102,647 and 103,764 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,026	1,038
Additional paid-in capital	3,425,584	3,474,088
Accumulated other comprehensive loss, net of taxes	(122,662)	(49,618)
Retained earnings (accumulated deficit)	25,117	(12,953)
Total shareholders’ equity	3,329,065	3,412,555
Total liabilities and shareholders’ equity	$8,216,672	$8,237,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$123,920	$80,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	123,423	115,649
Share-based compensation	33,524	33,792
Recovery from doubtful accounts	(426)	(473)
Provision for (benefit from) deferred income taxes	4,206	(13,024)
Foreign currency transaction adjustments	(9,069)	(3,563)
Fair value adjustment of contingent obligations	—	(597)
Loss on extinguishment of debt	—	2,802
Other non-cash items	(5,636)	5,007
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, unbilled services, and deferred revenue	(77,602)	(8,269)
Accounts payable and accrued expenses	40,772	30,117
Other assets and liabilities	(62,323)	(26,275)
Net cash provided by operating activities	170,789	215,795
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(1,574)	(14,635)
Proceeds from notes receivable from divestiture	—	5,000
Purchases of property and equipment	(47,912)	(22,337)
(Investments in) proceeds from unconsolidated affiliates	(1,577)	692
Net cash used in investing activities	(51,063)	(31,280)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	—	494,505
Payments of debt financing costs	—	(544)
Repayments of long-term debt	—	(602,277)
Proceeds from accounts receivable financing agreement	—	65,000
Proceeds from revolving line of credit	130,000	—
Repayments of revolving line of credit	(95,000)	—
Payments of contingent consideration related to acquisitions	—	(6,196)
Payments of finance leases	(1,886)	(8,380)
Payments for repurchases of common stock	(149,961)	(117,521)
Proceeds from exercises of stock options	12,390	14,482
Payments related to tax withholdings for share-based compensation	(30,062)	(29,892)
Net cash used in financing activities	(134,519)	(190,823)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	14,306	(4,730)
Net change in cash, cash equivalents, and restricted cash	(487)	(11,038)
Cash, cash equivalents, and restricted cash - beginning of period	106,475	272,173
Cash, cash equivalents, and restricted cash - end of period	$105,988	$261,135

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Shareholders’ equity, beginning balance	$3,301,559	$3,236,877	$3,412,555	$3,242,112

Common stock:
Beginning balance	1,026	1,042	1,038	1,039
Repurchases of common stock	—	(9)	(19)	(15)
Issuances of common stock	—	2	7	11
Ending balance	1,026	1,035	1,026	1,035

Additional paid-in capital:
Beginning balance	3,410,524	3,440,840	3,474,088	3,461,747
Repurchases of common stock	—	(29,778)	(64,092)	(49,595)
Issuances of common stock	(1,131)	2,874	(17,936)	(15,569)
Share-based compensation	16,191	16,439	33,524	33,792
Ending balance	3,425,584	3,430,375	3,425,584	3,430,375

Accumulated other comprehensive loss:
Beginning balance	(57,364)	(39,174)	(49,618)	(40,801)
Unrealized gain on derivative instruments, net of taxes	4,528	4,708	14,168	10,645
Foreign currency translation adjustment, net of taxes	(69,826)	8,825	(87,212)	4,515
Ending balance	(122,662)	(25,641)	(122,662)	(25,641)

Retained earnings (accumulated deficit)
Beginning balance	(52,627)	(165,831)	(12,953)	(179,873)
Repurchases of common stock	—	(43,229)	(85,850)	(67,911)
Net income	77,744	41,905	123,920	80,629
Ending balance	25,117	(167,155)	25,117	(167,155)

Shareholders’ equity, ending balance	$3,329,065	$3,238,614	$3,329,065	$3,238,614

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

The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), filed with the Securities and Exchange Commission on February 17, 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future period. The unaudited condensed consolidated balance sheet as of December 31, 2021 is derived from the amounts in the audited consolidated balance sheet included in the 2021 Form 10-K.

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

The Company’s net cash pool position consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Gross cash position	$145,866	$179,160
Less: cash borrowings	(138,840)	(167,507)
Net cash position	$7,026	$11,653

Accounts Receivable and Unbilled Services, net

Accounts receivable and unbilled services (including contract assets), net of allowance for doubtful accounts, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accounts receivable billed	$904,775	$873,265
Accounts receivable unbilled	235,692	241,799
Contract assets	473,911	417,411
Less: Allowance for doubtful accounts	(7,427)	(7,585)
Accounts receivable and unbilled services, net	$1,606,951	$1,524,890

Accounts Receivable Factoring Arrangement

The Company has an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, at its option, without recourse, to an unrelated third-party financial institution for cash. For the six months ended June 30, 2022 and 2021, the Company factored $66.8 million and $68.7 million, respectively, of trade accounts receivable on a non-recourse basis and received $66.5 million and $68.6 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2022 were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (a)	Total
Balance as of December 31, 2021	$3,448,699	$1,507,316	$4,956,015
Acquisitions (b)	1,903	—	1,903
Impact of foreign currency translation	(40,441)	(19,427)	(59,868)
Balance as of June 30, 2022	$3,410,161	$1,487,889	$4,898,050

(a) No impairment of goodwill was recorded for the six months ended June 30, 2022.

(b) Amount represents goodwill recognized in connection with an insignificant acquisition and measurement period adjustments in connection with insignificant 2021 acquisitions during the six months ended June 30, 2022 within the Clinical Solutions segment.

Accumulated Other Comprehensive Loss, Net of Taxes

Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$(57,364)	$(39,174)	$(49,618)	$(40,801)

Derivative instruments:
Beginning balance	7,019	(12,824)	(2,621)	(18,761)
Other comprehensive income (loss) before reclassifications	4,827	(488)	13,439	284
Reclassification adjustments	(299)	5,196	729	10,361
Ending balance	11,547	(8,116)	11,547	(8,116)

Foreign currency translation:
Beginning balance	(64,383)	(26,350)	(46,997)	(22,040)
Other comprehensive (loss) income before reclassifications	(69,826)	8,825	(87,212)	4,515
Ending balance	(134,209)	(17,525)	(134,209)	(17,525)

Accumulated other comprehensive loss, net of taxes	$(122,662)	$(25,641)	$(122,662)	$(25,641)

Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unrealized gain on derivative instruments:
Unrealized gain (loss) during period, before taxes	$6,540	$(654)	$18,207	$380
Income tax expense (benefit)	1,713	(166)	4,768	96
Unrealized gain (loss) during period, net of taxes	4,827	(488)	13,439	284
Reclassification adjustment, before taxes	(405)	6,958	988	13,874
Income tax (benefit) expense	(106)	1,762	259	3,513
Reclassification adjustment, net of taxes	(299)	5,196	729	10,361
Total unrealized gain on derivative instruments, net of taxes	4,528	4,708	14,168	10,645

Foreign currency translation adjustment:
Foreign currency translation adjustment, before taxes	(68,081)	9,375	(88,178)	4,357
Income tax expense (benefit)	1,745	550	(966)	(158)
Foreign currency translation adjustment, net of taxes	(69,826)	8,825	(87,212)	4,515

Total other comprehensive (loss) income, net of taxes	$(65,298)	$13,533	$(73,044)	$15,160

Other (Income) Expense, Net

Other (income) expense, net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized foreign currency loss	$4,799	$570	$7,254	$1,762
Net unrealized foreign currency (gain) loss	(9,503)	5,959	(9,069)	(3,563)
Equity investment income	—	—	—	(1,100)
Other, net	(448)	1,298	1,305	872
Total other (income) expense, net	$(5,152)	$7,827	$(510)	$(2,029)

3. Investments and Divestitures

Investments

During 2020, the Company made a non-cash investment of $27.3 million to acquire certain intellectual property rights from a customer in lieu of cash payment for services rendered. During the second quarter of 2021, the Company exchanged the intellectual property for an equity method investment in an unconsolidated variable interest entity. The Company provided the entity $3.8 million in cash, in the form of a loan, during the third quarter of 2021. Based on the hypothetical liquidation book value of its investment as of June 30, 2022, the Company recorded losses of $1.1 million and $2.3 million to other (income) expense, net in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2022, respectively. Based on the hypothetical liquidation book value of its investment as of June 30, 2021, the Company recorded a $2.8 million loss to other (income) expense, net in the accompanying condensed and consolidated statement of income for the three months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the book value of the Company’s investment was $12.2 million and $16.2 million, respectively, and was included in other long-term assets in the accompanying condensed consolidated balance sheets, with a maximum exposure to loss of approximately $15.9 million as of June 30, 2022, which includes funding of the loan.

Divestitures

During the second quarter of 2020, the Company sold its contingent staffing business to a related party in exchange for potential future cash consideration not to exceed $4.0 million. Based on the financial results of the business through May 31, 2022 and 2021, the Company recognized $2.2 million and $1.8 million of contingent consideration in other (income) expense, net in the accompanying condensed consolidated statements of income for the three months ended June 30, 2022 and 2021, respectively, which reflects the maximum amount of future cash consideration. The contingent cash consideration related to financial results through May 31, 2022 had not been received as of June 30, 2022, and therefore was recorded as a receivable in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet.

4. Long-Term Debt Obligations

The Company’s debt obligations consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Secured Debt
Term Loan A - tranche one due March 2024	$149,195	$149,195
Term Loan A - tranche two due August 2024	1,636,797	1,636,797
Revolving credit facility due August 2024	35,000	—
Accounts receivable financing agreement due October 2024	400,000	400,000
Total secured debt	2,220,992	2,185,992
Unsecured Debt
Senior notes due January 2029 (the “Notes”)	600,000	600,000
Total debt obligations	2,820,992	2,785,992
Less: Term loan original issuance discount	(1,809)	(2,228)
Less: Unamortized deferred issuance costs	(7,352)	(8,043)
Total long-term debt	$2,811,831	$2,775,721

Credit Agreement

The Company is party to a credit agreement (as amended, the “Credit Agreement”) that includes a Term Loan A facility (“Term Loan A”) that has two tranches (as detailed in the table above), and a $600.0 million revolving credit facility that matures on August 1, 2024 (the “Revolver”). As a result of previous voluntary prepayments, the Company is not required to make a mandatory payment against the principal balance of Term Loan A until October 2023. As of June 30, 2022, the interest rate on Term Loan A was 2.92%.

Revolver and Letters of Credit

The Revolver includes letters of credit (“LOCs”) with a sublimit of $150.0 million. As of June 30, 2022, there were $35.0 million of outstanding Revolver borrowings and $14.1 million of LOCs outstanding, leaving $550.9 million of available borrowings under the Revolver, including $135.9 million available for LOCs. As of June 30, 2022, the interest rate on the Revolver was 2.84%.

The Notes

The Notes bear interest at a rate of 3.625% per annum, payable semi-annually in arrears that began on July 15, 2021, and will mature on January 15, 2029.

Accounts Receivable Financing Agreement

The Company has an accounts receivable financing agreement (as amended) with a termination date of October 2024, unless terminated earlier pursuant to its terms. As of June 30, 2022, the Company had $400.0 million of outstanding borrowings under this agreement, which are recorded in long-term debt on the accompanying condensed consolidated balance sheet. There was no remaining borrowing capacity available under this agreement as of June 30, 2022. As of June 30, 2022, the interest rate on the accounts receivable financing agreement was 2.58%.

Maturities of Debt Obligations

As of June 30, 2022, the contractual maturities of the Company’s debt obligations (excluding finance leases) were as follows (in thousands):

Principal
Remainder of 2022	$—
2023	21,732
2024	2,199,260
2025	—
2026	—
2027 and thereafter	600,000
Less: Term loan original issuance discount	(1,809)
Less: Unamortized deferred issuance costs	(7,352)
Total	$2,811,831

5. Derivatives

Interest Rate Swaps

The Company has entered into various interest rate swaps to mitigate its exposure to changes in interest rates on its term loan. In March 2020, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $549.2 million that increased to $1.42 billion on June 30, 2021, an effective date of March 31, 2020, and will expire on March 31, 2023. As of June 30, 2022, the notional value of these interest rate swaps was $1.07 billion.

Foreign Exchange Forward

On October 30, 2020, the Company entered into a foreign exchange forward in order to minimize monthly foreign currency remeasurement gains or losses on non-functional currency monetary balances. The foreign exchange forward notional value may be adjusted each month as the exposure balance changes. The Company did not designate the derivative as a hedge. All changes in the fair value of the foreign exchange forward are recorded in earnings every month to other (income) expense, net in the accompanying condensed consolidated statements of income. The Company recognized $5.6 million and $7.5 million of realized losses during the three and six months ended June 30, 2022, respectively, and $0.4 million and $1.5 million of realized gains during the three and six months ended June 30, 2021, respectively, related to this foreign exchange forward. As of June 30, 2022, the notional value of this foreign exchange forward was $75.0 million.

Fair Values

The fair values of the Company’s derivative financial instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	June 30, 2022	December 31, 2021
Interest rate swaps - current	Prepaid expenses and other current assets	$18,317	$—
Interest rate swaps - non-current	Other long-term assets	—	948
Fair value of derivative assets		$18,317	$948

Interest rate swaps - current	Accrued expenses	$—	$1,827
Fair value of derivative liabilities		$—	$1,827

6. Fair Value Measurements

Assets and Liabilities Carried at Fair Value

As of June 30, 2022 and December 31, 2021, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, contingent obligations, liabilities under the accounts receivable financing agreement, and derivative instruments.

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

Financial Instruments Subject to Recurring Fair Value Measurements

As of June 30, 2022, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$20,207	$—	$—	$—	$20,207
Partnership interests (b)	—	—	—	12,753	12,753
Derivative instruments (c)	—	18,317	—	—	18,317
Total assets	$20,207	$18,317	$—	$12,753	$51,277

Liabilities:
Contingent obligations related to acquisitions (d)	$—	$—	$17,747	$—	$17,747
Total liabilities	$—	$—	$17,747	$—	$17,747

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

(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of June 30, 2022, the Company’s remaining unfunded commitment in the private equity funds was $11.2 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds’ operating and finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

(c) Represents the fair value of interest rate swap arrangements (see “Note 5 – Derivatives” for further information).

(d) Represents the fair value of contingent consideration obligations related to acquisitions. The fair values of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.

The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the six months ended June 30, 2022 (in thousands):

Balance as of December 31, 2021	$17,997
Additions	—
Changes in fair value recognized in earnings	(250)
Payments	—
Balance as of June 30, 2022	$17,747

During the six months ended June 30, 2022, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements

Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of June 30, 2022 and December 31, 2021, assets carried on the condensed consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.67 billion and $5.83 billion, respectively.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The estimated fair values of the term loan (based on tranche) and the Notes are determined based on the price that the Company would have had to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s term loan (based on tranche) and the Notes were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A - tranche one due March 2024	$149,043	$146,957	$149,008	$148,945
Term Loan A - tranche two due August 2024	1,635,140	1,588,167	1,634,756	1,635,138
Senior notes due January 2029	600,000	513,000	600,000	595,500

(a) The carrying value of the term loan debt is shown net of original issue discounts.

7. Restructuring and Other Costs

During the three and six months ended June 30, 2022 and 2021, the Company incurred employee severance and benefit costs, facility and lease termination costs, and other costs related to its restructuring activities. These costs were primarily related to the Company’s ForwardBound margin enhancement initiative.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee severance and benefit costs	$2,368	$2,084	$17,188	$8,377
Facility and lease termination costs	3,671	1,882	3,352	2,770
Other costs	2,944	—	4,000	47
Total restructuring and other costs	$8,983	$3,966	$24,540	$11,194

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

Accrued Restructuring Liabilities

The following table summarizes activity related to employee severance and benefit costs within accrued restructuring liabilities for the six months ended June 30, 2022 (in thousands):

Balance as of December 31, 2021	$6,657
Expenses incurred (a)	17,188
Payments	(13,376)
Balance as of June 30, 2022	$10,469

(a) The amount of expenses incurred for the six months ended June 30, 2022 excludes $4.0 million of other costs that are included in accounts payable and $3.4 million of facility lease closure and lease termination costs that are reflected as reductions of operating lease right-of-use assets, current portion of operating lease obligations, and operating lease long-term obligations under ASC Topic 842, Leases, on the accompanying condensed consolidated balance sheet.

The Company expects the employee severance and benefit costs accrued as of June 30, 2022 will be paid within the next twelve months and are included within accrued expenses on the accompanying condensed consolidated balance sheet.

8. Shareholders’ Equity

Shares Outstanding

Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common stock shares, beginning balance	102,558	104,226	103,764	103,935
Repurchases of common stock	—	(900)	(1,929)	(1,500)
Issuances of common stock	89	147	812	1,038
Common stock shares, ending balance	102,647	103,473	102,647	103,473

Stock Repurchase Programs

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

On May 25, 2022, the Board approved a new stock repurchase program (the “2022 Stock Repurchase Program”) that took effect immediately and replaced the 2021 Stock Repurchase Program. The 2022 Stock Repurchase Program authorizes the Company to repurchase up to $350.0 million of the Company’s Class A common stock, par value $0.01, and will expire on December 31, 2024.

The 2022 Stock Repurchase Program does not obligate the Company to repurchase any particular amount of the Company’s common stock, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s common stock, the Company’s corporate cash requirements, and overall market conditions. The 2022 Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules. The Company may also repurchase shares of its common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s common stock to be repurchased when the Company might otherwise be precluded from doing so by law.

During the three months ended June 30, 2022, there were no repurchases under the 2021 Stock Repurchase Program or the 2022 Stock Repurchase Program.

The following table sets forth repurchase activity under the 2021 Stock Repurchase Program from inception through the program’s termination on May 25, 2022:

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

As of June 30, 2022, the Company had remaining authorization to repurchase up to $350.0 million of shares of its common stock under the 2022 Stock Repurchase Program.

9. Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$77,744	$41,905	$123,920	$80,629
Denominator:
Basic weighted average common shares outstanding	102,596	103,937	103,130	104,105
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	476	1,082	611	1,133
Diluted weighted average common shares outstanding	103,072	105,019	103,741	105,238
Earnings per share:
Basic	$0.76	$0.40	$1.20	$0.77
Diluted	$0.75	$0.40	$1.19	$0.77

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

The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were 774,405, 143,958, 469,724, and 155,062 for the three and six months ended June 30, 2022 and 2021, respectively.

10. Income Taxes

Income Tax Expense

For the three and six months ended June 30, 2022, the Company recorded income tax expense of $25.9 million and $33.3 million, respectively, compared to pre-tax income of $103.7 million and $157.2 million, respectively. Income tax expense for the three and six months ended June 30, 2022 included discrete tax benefits of $0.3 million and $6.4 million, respectively, primarily related to excess tax benefits from share-based compensation. The effective tax rates for the three and six months ended June 30, 2022, excluding discrete items, varied from the United States (“U.S.”) federal statutory income tax rate of 21.0% primarily due to state and local taxes on U.S. income, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and research and development credits.

For the three and six months ended June 30, 2021, the Company recorded income tax expense of $9.1 million and $17.4 million, respectively, compared to pre-tax income of $51.0 million and $98.1 million, respectively. Income tax expense for the three and six months ended June 30, 2021 included discrete tax benefits of $2.2 million and $5.8 million, respectively, primarily related to excess tax benefits from share-based compensation. The effective tax rates for the three and six months ended June 30, 2021, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign tax credits, foreign income inclusions such as the GILTI provisions, and state and local taxes on U.S. income.

Unrecognized Tax Benefits

The Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $11.7 million and $12.1 million as of June 30, 2022 and December 31, 2021, respectively. The decrease of $0.4 million was primarily due to lapses in statutes of limitations and changes in exchange rates. The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $1.4 million within the next 12 months as a result of lapses in statutes of limitations.

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

11. Revenue from Contracts with Customers

Unsatisfied Performance Obligations

As of June 30, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASC Topic 606, Revenue from Contracts with Customers and all the related amendments was $6.57 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and, as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control.

Timing of Billing and Performance

During the three and six months ended June 30, 2022, the Company recognized approximately $389.3 million and $547.8 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the respective periods. During the three and six months ended June 30, 2022, there were reductions of approximately $1.5 million and $2.4 million, respectively, in the Company’s revenue recognized related to performance obligations partially satisfied in previous periods. The gross and net amounts of revenue recognized solely from changes in estimates were not material.

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

Information about reportable segment operating results was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Clinical Solutions	$1,025,715	$992,936	$2,044,085	$1,932,503
Commercial Solutions	335,024	289,675	652,907	558,853
Total revenue	1,360,739	1,282,611	2,696,992	2,491,356
Segment direct costs:
Clinical Solutions	753,451	752,171	1,528,119	1,469,526
Commercial Solutions	273,578	232,283	534,543	451,083
Total segment direct costs	1,027,029	984,454	2,062,662	1,920,609
Segment selling, general, and administrative expenses:
Clinical Solutions	88,863	89,303	178,765	176,835
Commercial Solutions	21,094	20,318	42,829	41,289
Total segment selling, general, and administrative expenses	109,957	109,621	221,594	218,124
Segment operating income:
Clinical Solutions	183,401	151,462	337,201	286,142
Commercial Solutions	40,352	37,074	75,535	66,481
Total segment operating income	223,753	188,536	412,736	352,623
Direct costs and operating expenses not allocated to segments:
Share-based compensation included in direct costs	7,868	8,127	16,667	17,222
Share-based compensation included in selling, general, and administrative expenses	8,323	8,312	16,857	16,570
Corporate selling, general, and administrative expenses	20,760	26,736	40,755	47,289
Restructuring and other costs	8,983	3,966	24,540	11,194
Depreciation and amortization	61,221	57,711	123,423	115,649
Total income from operations	$116,598	$83,684	$190,494	$144,699

13. Operations by Geographic Location

The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
North America (a)	$806,640	$774,228	$1,588,294	$1,513,229
Europe, Middle East, and Africa	340,384	328,895	695,977	645,071
Asia-Pacific	172,965	144,233	333,768	270,690
Latin America	40,750	35,255	78,953	62,366
Total revenue	$1,360,739	$1,282,611	$2,696,992	$2,491,356

(a) Revenue for the North America region includes revenue attributable to the U.S. of $754.7 million and $722.8 million, or 55.5% and 56.4% of total revenue, for the three months ended June 30, 2022 and 2021, respectively. Revenue for the North America region includes revenue attributable to the U.S. of $1,491.2 million and $1,416.7 million, or 55.3% and 56.9% of total revenue, for the six months ended June 30, 2022 and 2021, respectively. No other country represented more than 10% of total revenue for any period.

The following table summarizes long-lived assets by geographic area (in thousands, all intercompany transactions have been eliminated):

	June 30, 2022	December 31, 2021
Property and equipment, net:
North America (a)	$193,233	$165,446
Europe, Middle East, and Africa	34,330	37,004
Asia-Pacific	19,639	13,615
Latin America	7,689	6,592
Total property and equipment, net	$254,891	$222,657

(a) Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $186.1 million and $160.0 million as of June 30, 2022 and December 31, 2021, respectively.

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

As of June 30, 2022 and December 31, 2021, substantially all of the Company’s cash and cash equivalents were held within the U.S.

No single customer accounted for greater than 10% of the Company’s revenue for the three and six months ended June 30, 2022 or 2021.

As of June 30, 2022 and December 31, 2021, no single customer accounted for greater than 10% of the Company’s accounts receivable and unbilled services (including contract assets) balances.

15. Related-Party Transactions

For the three and six months ended June 30, 2022, the Company had combined revenue of $2.2 million and $3.6 million, respectively, from four customers whose board of directors each included a member who was also a member of the Company’s Board. As of June 30, 2022, the Company had combined receivables of $0.3 million from two customers whose board of directors included a member who was also a member of the Company’s Board.

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

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such, including our business strategy, the future impact of the COVID-19 pandemic on our business, financial results, and financial condition, impacts from economic trends including inflation and increased interest rates, benefits of acquisitions, and planned capital expenditures. Without limiting the foregoing, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “should,” “would,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

Our backlog as of June 30 was as follows (in millions):

	2022	2021	Change
Clinical Solutions	$10,634.4	$10,972.6	$(338.2)	(3.1)%
Commercial Solutions - Deployment Solutions	821.6	718.4	103.2	14.4%
Total backlog	$11,456.0	$11,691.0	$(235.0)	(2.0)%

We expect approximately $2.45 billion of our backlog as of June 30, 2022 will be recognized as revenue during the remainder of 2022. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.

Net New Business Awards

New business awards, net of cancellations, for the TTM periods ended June 30 were as follows (in millions):

	2022	2021
Clinical Solutions	$3,901.5	$4,983.2
Commercial Solutions	1,400.3	1,245.7
Total net new business awards	$5,301.8	$6,228.9

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

Results of Operations

The following table sets forth amounts from our condensed consolidated statements of income along with dollar and percentage changes (in thousands, except percentages):

	Three Months Ended June 30,
	2022	2021	Change
Revenue	$1,360,739	$1,282,611	$78,128	6.1%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,034,897	992,581	42,316	4.3%
Selling, general, and administrative expenses	139,040	144,669	(5,629)	(3.9)%
Restructuring and other costs	8,983	3,966	5,017	126.5%
Depreciation and amortization	61,221	57,711	3,510	6.1%
Total operating expenses	1,244,141	1,198,927	45,214	3.8%
Income from operations	116,598	83,684	32,914	39.3%
Total other expense, net	12,914	32,645	(19,731)	(60.4)%
Income before provision for income taxes	103,684	51,039	52,645	103.1%
Income tax expense	25,940	9,134	16,806	184.0%
Net income	$77,744	$41,905	$35,839	85.5%

	Six Months Ended June 30,
	2022	2021	Change
Revenue	$2,696,992	$2,491,356	$205,636	8.3%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	2,079,329	1,937,831	141,498	7.3%
Selling, general, and administrative expenses	279,206	281,983	(2,777)	(1.0)%
Restructuring and other costs	24,540	11,194	13,346	119.2%
Depreciation and amortization	123,423	115,649	7,774	6.7%
Total operating expenses	2,506,498	2,346,657	159,841	6.8%
Income from operations	190,494	144,699	45,795	31.6%
Total other expense, net	33,318	46,649	(13,331)	(28.6)%
Income before provision for income taxes	157,176	98,050	59,126	60.3%
Income tax expense	33,256	17,421	15,835	90.9%
Net income	$123,920	$80,629	$43,291	53.7%

Revenue

For the three months ended June 30, 2022, our revenue increased by $78.1 million, or 6.1%, to $1,360.7 million from $1,282.6 million for the three months ended June 30, 2021. For the six months ended June 30, 2022, our revenue increased by $205.6 million, or 8.3%, to $2,697.0 million from $2,491.4 million for the six months ended June 30, 2021. The increases were primarily driven by growth in both our Clinical Solutions and Commercial Solutions segments as discussed below.

No single customer accounted for greater than 10% of our total consolidated revenue for the three and six months ended June 30, 2022 or 2021. Revenue from our top five customers accounted for approximately 23% of revenue for both the three and six months ended June 30, 2022, and 22% of revenue for both the three and six months ended June 30, 2021.

Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended June 30,
	2022	% of total	2021	% of total	Change
Clinical Solutions	$1,025,715	75.4%	$992,936	77.4%	$32,779	3.3%
Commercial Solutions	335,024	24.6%	289,675	22.6%	45,349	15.7%
Total revenue	$1,360,739		$1,282,611		$78,128	6.1%

	Six Months Ended June 30,
	2022	% of total	2021	% of total	Change
Clinical Solutions	$2,044,085	75.8%	$1,932,503	77.6%	$111,582	5.8%
Commercial Solutions	652,907	24.2%	558,853	22.4%	94,054	16.8%
Total revenue	$2,696,992		$2,491,356		$205,636	8.3%

Clinical Solutions

For the three and six months ended June 30, 2022, revenue attributable to our Clinical Solutions segment increased compared to the same periods in the prior year, primarily driven by increased project start-ups related to large pharmaceutical customers and, to a lesser extent, the acquisitions of StudyKIK Corporation and RxDataScience, Inc. in the second half of 2021. These increases were partially offset by decreases in revenue from projects related to COVID-19, which generally experience higher reimbursable out-of-pocket expenses. For the three and six months ended June 30, 2022, revenue was negatively impacted by $22.9 million and $34.7 million, respectively, from fluctuations in foreign currency exchange rates compared to the same periods in the prior year.

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

The war in Ukraine has not had a material impact on our revenue; however, that could change depending on the magnitude of the conflict and the imposition of additional sanctions by the United States (“U.S.”) and other countries. We continue to adapt our strategic approach as the crisis persists and we are continuing our risk assessments in neighboring countries to be proactive about potential future challenges. Banking and economic sanctions imposed on Russia continue to present challenges to clinical trials. We are monitoring these sanctions to ensure we are in compliance and we are adapting our operations to address both the sanctions and the increasing logistical challenges of conducting trials in Russia. At this time, we are continuing to service patients in Ukraine and Russia in existing trials where possible. We are generally no longer initiating new clinical trial activities in either Ukraine or Russia, though we may do so on a case-by-case basis. Any impacts to our revenue are expected to be temporary in nature as we work with customers to explore alternate sources of recruiting new patients, including potentially activating sites in other regions.

Commercial Solutions

For the three and six months ended June 30, 2022, revenue attributable to our Commercial Solutions segment increased compared to the same periods in the prior year, primarily driven by increased project start-ups, including new deployments of field teams. For the three and six months ended June 30, 2022, revenue was negatively impacted by $5.3 million and $7.5 million, respectively, from fluctuations in foreign currency exchange rates compared to the same periods in the prior year.

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

Direct costs were as follows (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Direct costs (exclusive of depreciation and amortization)	$1,034,897	$992,581	$42,316	4.3%
% of revenue	76.1%	77.4%
Gross margin %	23.9%	22.6%

	Six Months Ended June 30,
	2022	2021	Change
Direct costs (exclusive of depreciation and amortization)	$2,079,329	$1,937,831	$141,498	7.3%
% of revenue	77.1%	77.8%
Gross margin %	22.9%	22.2%

For the three months ended June 30, 2022, our direct costs increased by $42.3 million, or 4.3%, compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, our direct costs increased by $141.5 million, or 7.3%, compared to the six months ended June 30, 2021. The increases were primarily driven by increased billable headcount to support revenue growth.

Clinical Solutions

Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Direct costs	$753,451	$752,171	$1,280	0.2%
% of segment revenue	73.5%	75.8%
Segment gross margin %	26.5%	24.2%

	Six Months Ended June 30,
	2022	2021	Change
Direct costs	$1,528,119	$1,469,526	$58,593	4.0%
% of segment revenue	74.8%	76.0%
Segment gross margin %	25.2%	24.0%

For the three months ended June 30, 2022, our Clinical Solutions segment direct costs increased by $1.3 million, or 0.2%, compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, our Clinical Solutions segment direct costs increased by $58.6 million, or 4.0%, compared to the six months ended June 30, 2021. The increases were primarily driven by increased billable headcount to support revenue growth. The increases were partially offset by positive impacts from fluctuations in foreign currency exchange rates, lower reimbursable out-of-pocket expenses related to COVID-19 projects, and our ForwardBound margin enhancement initiative.

Gross margins for our Clinical Solutions segment were 26.5% and 24.2% for the three months ended June 30, 2022 and 2021, respectively, and 25.2% and 24.0% for the six months ended June 30, 2022 and 2021, respectively. Gross margins were higher during the current year periods as compared to the same periods in the prior year primarily due to lower reimbursable out-of-pocket expenses and positive impacts from fluctuations in foreign exchange rates, partially offset by increased billable headcount costs and a larger proportion of contract labor.

Commercial Solutions

Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Direct costs	$273,578	$232,283	$41,295	17.8%
% of segment revenue	81.7%	80.2%
Segment gross margin %	18.3%	19.8%

	Six Months Ended June 30,
	2022	2021	Change
Direct costs	$534,543	$451,083	$83,460	18.5%
% of segment revenue	81.9%	80.7%
Segment gross margin %	18.1%	19.3%

For the three months ended June 30, 2022, our Commercial Solutions segment direct costs increased by $41.3 million, or 17.8%, compared to the three months ended June 30, 2021. For the six months ended June 30, 2022, our Commercial Solutions segment direct costs increased by $83.5 million, or 18.5%, compared to the six months ended June 30, 2021. These increases were primarily driven by increased billable headcount to support revenue growth.

Gross margins for our Commercial Solutions segment were 18.3% and 19.8% for the three months ended June 30, 2022 and 2021, respectively, and 18.1% and 19.3% for the six months ended June 30, 2022 and 2021, respectively. Gross margins were lower during the current year periods as compared to the same periods in the prior year due to a less favorable revenue mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Selling, general, and administrative expenses	$139,040	$144,669	$(5,629)	(3.9)%
% of total revenue	10.2%	11.3%

	Six Months Ended June 30,
	2022	2021	Change
Selling, general, and administrative expenses	$279,206	$281,983	$(2,777)	(1.0)%
% of total revenue	10.4%	11.3%

Selling, general, and administrative expenses for the three and six months ended June 30, 2022 decreased compared to the same periods in 2021 primarily due to lower transaction, integration-related, and other expenses. These decreases were partially offset by increased headcount. Selling, general, and administrative expenses for the three and six months ended June 30, 2022 included costs resulting from the war in Ukraine, including incremental costs related to impacted employees and ongoing assessment of imposed sanctions.

Restructuring and Other Costs

Restructuring and other costs were $9.0 million and $4.0 million for the three months ended June 30, 2022 and 2021, respectively, and $24.5 million and $11.2 million for the six months ended June 30, 2022 and 2021, respectively. The costs incurred during the three and six months ended June 30, 2022 and 2021 were primarily related to our ForwardBound margin enhancement initiative as we continue the ongoing evaluations of our workforce and facilities infrastructure needs in an effort to optimize our resources. ForwardBound includes optimization programs across our entire business. During the first half of 2022, these ForwardBound initiatives included specific actions focused on streamlining the operations of our Clinical Solutions segment to optimize efficiency and enhance the delivery of customer projects.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Employee severance and benefit costs	$2,368	$2,084	$17,188	$8,377
Facility and lease termination costs	3,671	1,882	3,352	2,770
Other costs	2,944	—	4,000	47
Total restructuring and other costs	$8,983	$3,966	$24,540	$11,194

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

Depreciation and Amortization Expense

Total depreciation and amortization expense was $61.2 million and $57.7 million for the three months ended June 30, 2022 and 2021, respectively, and $123.4 million and $115.6 million for the six months ended June 30, 2022 and 2021, respectively. The increases in total depreciation and amortization expense in the current year compared to the prior year periods were primarily due to vehicle fleet leases, internal-use software, and intangible assets from acquisitions completed in the second half of 2021.

Total Other Expense, Net

Total other expense, net consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Interest income	$(36)	$—	$(36)	n/m
Interest expense	18,102	22,619	(4,517)	(20.0)%
Loss on extinguishment of debt	—	2,199	(2,199)	(100.0)%
Other (income) expense, net	(5,152)	7,827	(12,979)	n/m
Total other expense, net	$12,914	$32,645	$(19,731)	(60.4)%

	Six Months Ended June 30,
	2022	2021	Change
Interest income	$(39)	$(71)	$32	45.1%
Interest expense	33,867	45,947	(12,080)	(26.3)%
Loss on extinguishment of debt	—	2,802	(2,802)	(100.0)%
Other income, net	(510)	(2,029)	1,519	74.9%
Total other expense, net	$33,318	$46,649	$(13,331)	(28.6)%

Total other expense, net was $12.9 million and $32.6 million for the three months ended June 30, 2022 and 2021, respectively, and $33.3 million and $46.6 million for the six months ended June 30, 2022 and 2021, respectively. The decreases in interest expense were primarily due to reductions in our higher interest rate debt as a result of debt prepayments and refinancing transactions. Due to market forecasts for the London Inter-bank Offered Rate (“LIBOR”), we believe we may experience higher interest expense during the remainder of the year relative to the first half. Other (income) expense, net primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency, other gains and losses related to investments, and contingent consideration related to divested businesses.

Income Tax Expense

For the three and six months ended June 30, 2022, we recorded income tax expense of $25.9 million and $33.3 million, respectively, compared to pre-tax income of $103.7 million and $157.2 million, respectively. Income tax expense for the three and six months ended June 30, 2022 included discrete tax benefits of $0.3 million and $6.4 million, respectively, primarily related to excess tax benefits from share-based compensation. The effective tax rates for the three and six months ended June 30, 2022, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to state and local taxes on U.S. income, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and research and development credits.

For the three and six months ended June 30, 2021, we recorded income tax expense of $9.1 million and $17.4 million, respectively, compared to pre-tax income of $51.0 million and $98.1 million, respectively. Income tax expense for the three and six months ended June 30, 2021 included discrete tax benefits of $2.2 million and $5.8 million, respectively, primarily related to excess tax benefits from share-based compensation. The effective tax rates for the three and six months ended June 30, 2021, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign tax credits, foreign income inclusions such as the GILTI provisions, and state and local taxes on U.S. income.

We currently maintain a valuation allowance against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of June 30, 2022. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources

Key measures of our liquidity were as follows (in thousands):

	June 30, 2022	December 31, 2021
Balance sheet statistics:
Cash and cash equivalents	$105,880	$106,363
Restricted cash	108	112
Working capital (excluding restricted cash)	174,304	112,228

As of June 30, 2022, we had $106.0 million of cash, cash equivalents, and restricted cash. As of June 30, 2022, substantially all of our cash, cash equivalents, and restricted cash was held within the U.S. In addition, we had $550.9 million (net of $14.1 million in outstanding letters of credit (“LOCs”)) available for borrowing under our revolving credit facility (the “Revolver”), of which $135.9 million was available for LOCs.

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

Indebtedness

As of June 30, 2022, we had approximately $2.89 billion of total principal indebtedness (including $73.1 million in finance lease obligations), consisting of $1.79 billion in term loan debt, $35.0 million under our Revolver, $600.0 million of senior notes (the “Notes”), and $400.0 million in borrowings against our accounts receivable financing agreement. See “Note 4 – Long-Term Debt Obligations” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as Part II, Item 7 of our 2021 Form 10-K for additional details regarding our long-term debt arrangements.

Our long-term debt arrangements contain customary restrictive covenants and, as of June 30, 2022, we were in compliance with all applicable debt covenants.

Interest Rates

We have entered into various interest rate swaps to mitigate our exposure to changes in interest rates on our term loan. As of June 30, 2022, the percentage of our total principal debt (excluding finance leases) that is subject to fixed interest rates was approximately 59%. Each quarter-point increase or decrease in the applicable floating interest rate as of June 30, 2022 would change our annual interest expense by approximately $2.9 million.

Stock Repurchase Programs

During the three months ended June 30, 2022, there were no share repurchases under either the 2021 Stock Repurchase Program or the 2022 Stock Repurchase Program. See “Note 8 – Shareholders’ Equity” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

As of June 30, 2022, we had remaining authorization to repurchase up to $350.0 million of shares of our common stock under the 2022 Stock Repurchase Program.

Cash, Cash Equivalents and Restricted Cash

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$170,789	$215,795	$(45,006)
Net cash used in investing activities	(51,063)	(31,280)	(19,783)
Net cash used in financing activities	(134,519)	(190,823)	56,304

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased by $45.0 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease is primarily due to negative changes in operating assets and liabilities relative to the prior year period, partially offset by higher cash-related net income. Fluctuations in accounts receivable, unbilled services (including contract assets), and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers, and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services (including contract assets), and deferred revenue can vary significantly from period to period.

Cash Flows from Investing Activities

For the six months ended June 30, 2022, we used $51.1 million in cash for investing activities, which included $47.9 million for purchases of property and equipment. We continue to closely monitor our capital expenditures while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.

For the six months ended June 30, 2021, we used $31.3 million in cash for investing activities, which consisted of $14.6 million of payments related to acquisitions and $22.3 million for purchases of property and equipment, partially offset by proceeds of $5.0 million from notes receivable from a divestiture and $0.7 million from unconsolidated affiliates.

Cash Flows from Financing Activities

For the six months ended June 30, 2022, we used $134.5 million in cash for financing activities, which consisted primarily of repurchases of our common stock and payments related to tax withholdings for share-based compensation. These payments were partially offset by net proceeds from our Revolver.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, valuation of goodwill and identifiable intangibles, and tax-related contingencies and valuation allowances. These estimates are based on the information available to management at the time these estimates, judgments, and assumptions are made. Actual results may differ materially from these estimates. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our 2021 Form 10-K. For additional information on all of our critical accounting policies and estimates, refer to Part II – Item 7 – Management’s Discussion and Analysis included in our 2021 Form 10-K.

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

On May 25, 2022, our Board approved a new stock repurchase program (the “2022 Stock Repurchase Program”) that took effect immediately and replaced the 2021 Stock Repurchase Program. The 2022 Stock Repurchase Program authorizes the repurchase of up to an aggregate of $350.0 million of our Class A common stock, par value $0.01, and will expire on December 31, 2024. Share repurchases are funded primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements.

The 2022 Stock Repurchase Program does not obligate us to repurchase any particular amount of our Class A common stock, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by our management based on a variety of factors such as the market price of our Class A common stock, our corporate cash requirements, and overall market conditions. The 2022 Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules. We may also repurchase shares of our Class A common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of our Class A common stock to be repurchased when we might otherwise be precluded from doing so by law.

There were no share repurchases for the three months ended June 30, 2022, under either the 2021 Stock Repurchase Program or the 2022 Stock Repurchase Program. As of June 30, 2022, we have remaining authorization to repurchase up to $350.0 million of shares of our Class A common stock under the 2022 Stock Repurchase Program.

Item 5. Other Information.

On August 1, 2022, Syneos Health, Inc. (the “Company”) and Paul Colvin agreed that Mr. Colvin would separate from his employment with the Company and its subsidiaries, effective September 30, 2022. In addition, Mr. Colvin stepped down from his role as Chief Business Officer and all other offices with the Company effective June 30, 2022 (which role was not considered an “executive officer” under Rule 3b-7 of the Securities Exchange Act of 1934, as amended). In connection with his separation, Mr. Colvin will be entitled to severance payments and benefits under the Company’s Executive Severance Plan, subject to his execution and non-revocation of a general release of claims.

Item 6. Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of INC Research Holdings, Inc.	8-K	001-36730	3.1	August 1, 2017
3.2	Certificate of Amendment of Certificate of Incorporation of Syneos Health, Inc.	8-K	001-36730	3.1	January 8, 2018
3.3	Certificate of Amendment to the Certificate of Incorporation of Syneos Health, Inc.	8-K	001-36730	3.1	June 1, 2022
3.4	Third Amended and Restated Bylaws of Syneos Health, Inc.	8-K	001-36730	3.2	June 1, 2022
4.1	Fourth Supplemental Indenture, dated as of April 5, 2022, among the Guaranteeing Subsidiaries, the Company, the other Guarantors, and Wells Fargo Bank, National Association, as trustee.	10-Q	001-36730	4.1	April 28, 2022
10.1	Letter Agreement between Syneos Health, Inc. and Michelle Keefe, dated April 29, 2022.	8-K	001-36730	10.1	April 29, 2022
10.2	Letter Agreement between Syneos Health, Inc. and Michael Brooks, dated April 29, 2022.	8-K	001-36730	10.2	April 29, 2022
10.3	Consulting Agreement between Syneos Health, Inc. and Alistair Macdonald, dated April 29, 2022.	8-K	001-36730	10.4	April 29, 2022
10.4	Agreement between Syneos Health UK Limited and Alistair Macdonald, dated April 29, 2022 and July 8, 2022.	—	—	—	Filed herewith
10.5	Deed of Amendment related to the Consulting Agreement and Settlement Agreement between Syneos Health UK Limited, Syneos Health, Inc. and Alistair Macdonald, dated June 29, 2022.	—	—	—	Filed herewith
10.6	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants) (2022).	—	—	—	Filed herewith
10.7	Form of Indemnification and Advancement Agreement.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNEOS HEALTH, INC.

Date: August 1, 2022	BY:	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial Officer)