Form 10-Q
period 2022-09-30
Syneos Health, Inc.
filed 2022-11-04
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of October 31, 2022, there were approximately 102,904,024 shares of the registrant’s common stock outstanding.

SYNEOS HEALTH, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per share data)
Revenue	$1,336,223	$1,348,230	$4,033,215	$3,839,586

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,017,784	1,031,887	3,097,113	2,969,718
Selling, general, and administrative expenses	130,355	139,524	409,561	421,507
Restructuring and other costs	8,727	7,209	33,267	18,403
Depreciation	21,797	17,680	63,617	54,285
Amortization	39,717	38,574	121,320	117,618
Total operating expenses	1,218,380	1,234,874	3,724,878	3,581,531
Income from operations	117,843	113,356	308,337	258,055

Total other expense, net:
Interest income	(303)	76	(342)	5
Interest expense	22,131	16,698	55,998	62,645
Loss on extinguishment of debt	67	—	67	2,802
Other income, net	(20,737)	(3,827)	(21,247)	(5,856)
Total other expense, net	1,158	12,947	34,476	59,596
Income before provision for income taxes	116,685	100,409	273,861	198,459
Income tax expense	29,636	22,166	62,892	39,587
Net income	$87,049	$78,243	$210,969	$158,872

Earnings per share:
Basic	$0.85	$0.76	$2.05	$1.53
Diluted	$0.84	$0.75	$2.04	$1.51
Weighted average common shares outstanding:
Basic	102,731	103,562	102,997	103,924
Diluted	103,206	104,785	103,563	105,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$87,049	$78,243	$210,969	$158,872
Unrealized (loss) gain on derivative instruments, net of income tax (benefit) expense of ($128), $317, $4,899, and $3,926, respectively	(360)	936	13,808	11,581
Foreign currency translation adjustments, net of income tax expense (benefit) of $200, ($1,102), ($766), and ($1,260), respectively	(85,511)	(23,687)	(172,723)	(19,172)
Comprehensive income	$1,178	$55,492	$52,054	$151,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2022	December 31, 2021
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$170,100	$106,475
Accounts receivable and unbilled services, net	1,647,461	1,524,890
Prepaid expenses and other current assets	145,645	135,091
Total current assets	1,963,206	1,766,456
Property and equipment, net	255,749	222,657
Operating lease right-of-use assets	185,727	209,408
Goodwill	4,850,457	4,956,015
Intangible assets, net	710,637	854,067
Deferred income tax assets	30,622	35,387
Other long-term assets	201,385	193,103
Total assets	$8,197,783	$8,237,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,952	$107,535
Accrued expenses	653,199	614,441
Deferred revenue	885,013	868,455
Current portion of operating lease obligations	41,123	43,058
Current portion of finance lease obligations	25,053	20,627
Total current liabilities	1,723,340	1,654,116
Long-term debt	2,752,470	2,775,721
Operating lease long-term obligations	180,169	205,798
Finance lease long-term obligations	50,463	34,181
Deferred income tax liabilities	82,284	78,062
Other long-term liabilities	54,996	76,660
Total liabilities	4,843,722	4,824,538

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 102,895 and 103,764 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,029	1,038
Additional paid-in capital	3,449,399	3,474,088
Accumulated other comprehensive loss, net of taxes	(208,533)	(49,618)
Retained earnings (accumulated deficit)	112,166	(12,953)
Total shareholders’ equity	3,354,061	3,412,555
Total liabilities and shareholders’ equity	$8,197,783	$8,237,093

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash flows from operating activities:
Net income	$210,969	$158,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	184,937	171,903
Share-based compensation	46,499	48,891
Provision for doubtful accounts	179	51
Provision for (benefit from) deferred income taxes	8,797	(21,324)
Foreign currency transaction adjustments	(30,445)	(6,320)
Fair value adjustment of contingent obligations	—	(597)
Loss on extinguishment of debt	67	2,802
Other non-cash items	(8,219)	6,657
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, unbilled services, and deferred revenue	(137,124)	(154,162)
Accounts payable and accrued expenses	74,466	99,417
Other assets and liabilities	(46,962)	(41,891)
Net cash provided by operating activities	303,164	264,299
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(4,484)	(226,347)
Proceeds from notes receivable from divestiture	—	5,000
Purchases of property and equipment	(69,833)	(29,917)
Investments in unconsolidated affiliates	(5,230)	(5,074)
Loan to unconsolidated affiliate	—	(3,844)
Net cash used in investing activities	(79,547)	(260,182)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	—	494,505
Payments of debt financing costs	—	(544)
Repayments of long-term debt	(25,000)	(602,277)
Proceeds from accounts receivable financing agreement	—	65,000
Proceeds from revolving line of credit	130,000	30,000
Repayments of revolving line of credit	(130,000)	—
Payments of contingent consideration related to acquisitions	(3,082)	(7,197)
Payments of finance leases	(4,379)	(12,748)
Payments for repurchases of common stock	(149,961)	(117,521)
Proceeds from exercises of stock options	23,568	26,223
Payments related to tax withholdings for share-based compensation	(30,633)	(30,924)
Net cash used in financing activities	(189,487)	(155,483)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	29,495	1,728
Net change in cash, cash equivalents, and restricted cash	63,625	(149,638)
Cash, cash equivalents, and restricted cash - beginning of period	106,475	272,173
Cash, cash equivalents, and restricted cash - end of period	$170,100	$122,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Shareholders’ equity, beginning balance	$3,329,065	$3,238,614	$3,412,555	$3,242,112

Common stock:
Beginning balance	1,026	1,035	1,038	1,039
Repurchases of common stock	—	—	(19)	(15)
Issuances of common stock	3	2	10	13
Ending balance	1,029	1,037	1,029	1,037

Additional paid-in capital:
Beginning balance	3,425,584	3,430,375	3,474,088	3,461,747
Repurchases of common stock	—	—	(64,092)	(49,595)
Issuances of common stock	10,840	10,904	(7,096)	(4,665)
Share-based compensation	12,975	15,099	46,499	48,891
Ending balance	3,449,399	3,456,378	3,449,399	3,456,378

Accumulated other comprehensive loss:
Beginning balance	(122,662)	(25,641)	(49,618)	(40,801)
Unrealized (loss) gain on derivative instruments, net of taxes	(360)	936	13,808	11,581
Foreign currency translation adjustment, net of taxes	(85,511)	(23,687)	(172,723)	(19,172)
Ending balance	(208,533)	(48,392)	(208,533)	(48,392)

Retained earnings (accumulated deficit):
Beginning balance	25,117	(167,155)	(12,953)	(179,873)
Repurchases of common stock	—	—	(85,850)	(67,911)
Net income	87,049	78,243	210,969	158,872
Ending balance	112,166	(88,912)	112,166	(88,912)

Shareholders’ equity, ending balance	$3,354,061	$3,320,111	$3,354,061	$3,320,111

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

The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “2021 Form 10-K”), filed with the Securities and Exchange Commission on February 17, 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any other future period. The unaudited condensed consolidated balance sheet as of December 31, 2021 is derived from the amounts in the audited consolidated balance sheet included in the 2021 Form 10-K.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current year presentation.

Macroeconomic Environment

The Company’s business and operations have been and are expected to continue to be impacted by various risks and uncertainties, including but not limited to, the broad effects of the current macroeconomic environment on the global economy and major financial markets, including interest rate increases, inflation, and the ongoing COVID-19 pandemic, as well as other risks detailed in Part I, Item 1A, “Risk Factors” in the 2021 Form 10-K and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

The Company’s net cash pool position consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Gross cash position	$194,166	$179,160
Less: cash borrowings	(194,713)	(167,507)
Net cash position	$(547)	$11,653

The net cash position as of September 30, 2022 is negative due to the foreign exchange rate differential.

Accounts Receivable and Unbilled Services, net

Accounts receivable and unbilled services (including contract assets), net of allowance for doubtful accounts, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accounts receivable billed	$917,436	$873,265
Accounts receivable unbilled	240,501	241,799
Contract assets	497,334	417,411
Less: Allowance for doubtful accounts	(7,810)	(7,585)
Accounts receivable and unbilled services, net	$1,647,461	$1,524,890

Accounts Receivable Factoring Arrangement

The Company has an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, at its option, without recourse, to an unrelated third-party financial institution for cash. For the nine months ended September 30, 2022 and 2021, the Company factored $94.7 million and $97.5 million, respectively, of trade accounts receivable on a non-recourse basis and received $94.2 million and $97.4 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Goodwill

The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2022 were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (a)	Total
Balance as of December 31, 2021	$3,448,699	$1,507,316	$4,956,015
Acquisitions (b)	1,903	2,924	4,827
Impact of foreign currency translation	(79,351)	(31,034)	(110,385)
Balance as of September 30, 2022	$3,371,251	$1,479,206	$4,850,457

(a) No impairment of goodwill was recorded for the nine months ended September 30, 2022.

(b) Amount represents goodwill recognized in connection with insignificant acquisitions and measurement period adjustments in connection with insignificant 2021 acquisitions during the nine months ended September 30, 2022.

Accumulated Other Comprehensive Loss, Net of Taxes

Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$(122,662)	$(25,641)	$(49,618)	$(40,801)

Derivative instruments:
Beginning balance	11,547	(8,116)	(2,621)	(18,761)
Other comprehensive income (loss) before reclassifications	2,840	(489)	16,279	(205)
Reclassification adjustments	(3,200)	1,425	(2,471)	11,786
Ending balance	11,187	(7,180)	11,187	(7,180)

Foreign currency translation:
Beginning balance	(134,209)	(17,525)	(46,997)	(22,040)
Other comprehensive loss before reclassifications	(85,511)	(23,687)	(172,723)	(19,172)
Ending balance	(219,720)	(41,212)	(219,720)	(41,212)

Accumulated other comprehensive loss, net of taxes	$(208,533)	$(48,392)	$(208,533)	$(48,392)

Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unrealized (loss) gain on derivative instruments:
Unrealized gain (loss) during period, before taxes	$3,848	$(655)	$22,055	$(275)
Income tax expense (benefit)	1,008	(166)	5,776	(70)
Unrealized gain (loss) during period, net of taxes	2,840	(489)	16,279	(205)
Reclassification adjustment, before taxes	(4,336)	1,908	(3,348)	15,782
Income tax (benefit) expense	(1,136)	483	(877)	3,996
Reclassification adjustment, net of taxes	(3,200)	1,425	(2,471)	11,786
Total unrealized (loss) gain on derivative instruments, net of taxes	(360)	936	13,808	11,581

Foreign currency translation adjustment:
Foreign currency translation adjustment, before taxes	(85,311)	(24,789)	(173,489)	(20,432)
Income tax expense (benefit)	200	(1,102)	(766)	(1,260)
Foreign currency translation adjustment, net of taxes	(85,511)	(23,687)	(172,723)	(19,172)

Total other comprehensive loss, net of taxes	$(85,871)	$(22,751)	$(158,915)	$(7,591)

Other Income, Net

Other income, net consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized foreign currency (gain) loss	$(1,417)	$1,861	$5,837	$3,623
Net unrealized foreign currency gain	(21,376)	(2,757)	(30,445)	(6,320)
Equity investment loss (income)	1,000	—	1,000	(1,100)
Other, net	1,056	(2,931)	2,361	(2,059)
Total other income, net	$(20,737)	$(3,827)	$(21,247)	$(5,856)

3. Divestitures and Investments

Divestitures

During the second quarter of 2020, the Company sold its contingent staffing business to a related party in exchange for potential future cash consideration not to exceed $4.0 million. Based on the financial results of the business through May 31, 2022 and 2021, the Company recognized $2.2 million and $1.8 million of contingent consideration in other expense, net in the accompanying condensed consolidated statements of income during the second quarter of 2022 and 2021, respectively, which reflects the maximum amount of future cash consideration.

Investments

During 2020, the Company made a non-cash investment of $27.3 million to acquire certain intellectual property rights from a customer in lieu of cash payment for services rendered. During the second quarter of 2021, the Company exchanged the intellectual property for an equity method investment in an unconsolidated variable interest entity. The Company provided the entity with $3.8 million in cash, in the form of a loan, during the third quarter of 2021. Based on the hypothetical liquidation book value of its investment as of September 30, 2022 and 2021, the Company recognized $0.7 million and $3.0 million of losses during the three and nine months ended September 30, 2022, respectively, and $1.2 million and $4.0 million of losses during the three and nine months ended September 30, 2021, respectively, to other expense, net in the accompanying condensed and consolidated statements of income. As of September 30, 2022 and December 31, 2021, the book value of the Company’s investment was $10.2 million and $16.2 million, respectively, and was included in other long-term assets in the accompanying condensed consolidated balance sheets, with a maximum exposure to loss of approximately $13.7 million as of September 30, 2022, which includes funding of the loan.

4. Long-Term Debt Obligations

The Company’s debt obligations consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Secured Debt
Term Loan A - tranche one due March 2024	$145,926	$149,195
Term Loan A - tranche two due August 2024	1,615,067	1,636,797
Accounts receivable financing agreement due October 2024	400,000	400,000
Total secured debt	2,160,993	2,185,992
Unsecured Debt
Senior notes due January 2029 (the “Notes”)	600,000	600,000
Total debt obligations	2,760,993	2,785,992
Less: Term loan original issuance discount	(1,564)	(2,228)
Less: Unamortized deferred issuance costs	(6,959)	(8,043)
Total long-term debt	$2,752,470	$2,775,721

Credit Agreement

The Company is party to a credit agreement (as amended, the “Credit Agreement”) that includes a Term Loan A facility (“Term Loan A”) that has two tranches (as detailed in the table above), and a $600.0 million revolving credit facility that matures on August 1, 2024 (the “Revolver”). During the three months ended September 30, 2022, the Company made $25.0 million of voluntary prepayments against Term Loan A that were applied to future mandatory principal payments due. As a result of these and previous voluntary prepayments, the Company is not required to make a mandatory payment against the principal balance of Term Loan A until January 2024. In connection with these prepayments, the Company recorded a $0.1 million loss on extinguishment of debt during the three months ended September 30, 2022. As of September 30, 2022, the interest rate on Term Loan A was 4.37%.

Revolver and Letters of Credit

The Revolver includes letters of credit (“LOCs”) with a sublimit of $150.0 million. As of September 30, 2022, there were no outstanding Revolver borrowings and $13.9 million of LOCs outstanding, leaving $586.1 million of available borrowings under the Revolver, including $136.1 million available for LOCs.

The Notes

The Notes bear interest at a rate of 3.625% per annum, payable semi-annually in arrears that began on July 15, 2021, and will mature on January 15, 2029.

Accounts Receivable Financing Agreement

The Company has an accounts receivable financing agreement (as amended) with a termination date of October 2024, unless terminated earlier pursuant to its terms. As of September 30, 2022, the Company had $400.0 million of outstanding borrowings under this agreement, which were recorded in long-term debt on the accompanying condensed consolidated balance sheet. There was no remaining borrowing capacity available under this agreement as of September 30, 2022. As of September 30, 2022, the interest rate on the accounts receivable financing agreement was 4.06%.

On October 3, 2022, the Company amended its accounts receivable financing agreement to increase the amount it can borrow from $400.0 million to $550.0 million, and drew down the additional $150.0 million. At the same time, the Company made voluntary prepayments on its Term Loan A totaling $150.0 million; therefore, there was no incremental impact on the Company’s debt balance.

Maturities of Debt Obligations

As of September 30, 2022, the contractual maturities of the Company’s debt obligations (excluding finance leases) were as follows (in thousands):

Principal
Remainder of 2022	$—
2023	—
2024	2,160,993
2025	—
2026	—
2027 and thereafter	600,000
Less: Term loan original issuance discount	(1,564)
Less: Unamortized deferred issuance costs	(6,959)
Total	$2,752,470

5. Derivatives

Interest Rate Swaps

The Company has entered into various interest rate swaps to mitigate its exposure to changes in interest rates on its variable rate debt. In March 2020, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $549.2 million that increased to $1.42 billion on June 30, 2021, an effective date of March 31, 2020, and will expire on March 31, 2023. As of September 30, 2022, the notional value of these interest rate swaps was $1.03 billion.

Foreign Exchange Forward

On October 30, 2020, the Company entered into a foreign exchange forward in order to minimize monthly foreign currency remeasurement gains or losses on non-functional currency monetary balances. The foreign exchange forward notional value may be adjusted each month as the exposure balance changes. The Company did not designate the derivative as a hedge. All changes in the fair value of the foreign exchange forward are recorded in earnings every month to other (income) expense, net in the accompanying condensed consolidated statements of income. The Company recognized $2.6 million and $10.0 million of realized losses during the three and nine months ended September 30, 2022, respectively, and $2.0 million and $0.5 million of realized losses during the three and nine months ended September 30, 2021, respectively, related to this foreign exchange forward. As of September 30, 2022, the notional value was zero as the Company discontinued the use of this foreign exchange forward during the three months ended September 30, 2022.

Fair Values

The fair values of the Company’s derivative financial instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	September 30, 2022	December 31, 2021
Interest rate swaps - current	Prepaid expenses and other current assets	$17,829	$—
Interest rate swaps - non-current	Other long-term assets	—	948
Fair value of derivative assets		$17,829	$948

Interest rate swaps - current	Accrued expenses	$—	$1,827
Fair value of derivative liabilities		$—	$1,827

6. Fair Value Measurements

Assets and Liabilities Carried at Fair Value

As of September 30, 2022 and December 31, 2021, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, contingent obligations, liabilities under the accounts receivable financing agreement, and derivative instruments.

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

Financial Instruments Subject to Recurring Fair Value Measurements

As of September 30, 2022, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$19,347	$—	$—	$—	$19,347
Partnership interests (b)	—	—	—	12,906	12,906
Derivative instruments (c)	—	17,829	—	—	17,829
Total assets	$19,347	$17,829	$—	$12,906	$50,082

Liabilities:
Contingent obligations related to acquisitions (d)	$—	$—	$16,100	$—	$16,100
Total liabilities	$—	$—	$16,100	$—	$16,100

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

(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of September 30, 2022, the Company’s remaining unfunded commitment in the private equity funds was $9.7 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds’ operating and finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

(c) Represents the fair value of interest rate swap arrangements (see “Note 5 – Derivatives” for further information).

(d) Represents the fair value of contingent consideration obligations related to acquisitions. The fair values of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.

The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the nine months ended September 30, 2022 (in thousands):

Balance as of December 31, 2021	$17,997
Additions (a)	1,500
Changes in fair value recognized in earnings	(315)
Payments (b)	(3,082)
Balance as of September 30, 2022	$16,100

(a) Represents obligations in connection with an insignificant acquisition completed during the three months ended September 30, 2022.

(b) The Company made payments to fully settle the obligations in connection with the insignificant acquisition completed during the third quarter of 2021.

During the nine months ended September 30, 2022, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements

Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of September 30, 2022 and December 31, 2021, assets carried on the condensed consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.57 billion and $5.83 billion, respectively.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The estimated fair values of the term loan (based on tranche) and the Notes are determined based on the price that the Company would have had to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s term loan (based on tranche) and the Notes were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term Loan A - tranche one due March 2024	$145,797	$143,737	$149,008	$148,945
Term Loan A - tranche two due August 2024	1,613,632	1,590,841	1,634,756	1,635,138
Senior notes due January 2029	600,000	486,000	600,000	595,500

(a) The carrying value of the term loan debt is shown net of original issue discounts.

7. Restructuring and Other Costs

During the three and nine months ended September 30, 2022 and 2021, the Company incurred employee severance and benefit costs, facility and lease termination costs, and other costs related to its restructuring activities. These costs were primarily related to the Company’s ForwardBound margin enhancement initiative. We expect to continue to incur costs related to the restructuring of our operations during 2022 and beyond as we continue the ongoing evaluations of our global workforce and facilities infrastructure needs and in light of changing market conditions and customer requirements.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee severance and benefit costs	$7,402	$3,438	$24,590	$11,815
Facility and lease termination costs	1,325	3,760	4,677	6,530
Other costs	—	11	4,000	58
Total restructuring and other costs	$8,727	$7,209	$33,267	$18,403

Accrued Restructuring Liabilities

The following table summarizes activity related to employee severance and benefit costs within accrued restructuring liabilities for the nine months ended September 30, 2022 (in thousands):

Balance as of December 31, 2021	$6,657
Expenses incurred (a)	24,590
Payments	(18,443)
Balance as of September 30, 2022	$12,804

(a) The amount of expenses incurred for the nine months ended September 30, 2022 excludes $4.0 million of other costs that are included in accounts payable and $4.7 million of facility lease closure and lease termination costs that are reflected as reductions of operating lease right-of-use assets, current portion of operating lease obligations, and operating lease long-term obligations under ASC Topic 842, Leases, on the accompanying condensed consolidated balance sheet.

The Company expects the employee severance and benefit costs accrued as of September 30, 2022 will be paid within the next twelve months and are included within accrued expenses on the accompanying condensed consolidated balance sheet.

8. Shareholders’ Equity

Shares Outstanding

Shares of common stock outstanding were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common stock shares, beginning balance	102,647	103,473	103,764	103,935
Repurchases of common stock	—	—	(1,929)	(1,500)
Issuances of common stock	248	215	1,060	1,253
Common stock shares, ending balance	102,895	103,688	102,895	103,688

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

During the three months ended September 30, 2022, there were no repurchases under the 2022 Stock Repurchase Program.

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

The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to retained earnings (accumulated deficit).

As of September 30, 2022, the Company had remaining authorization to repurchase up to $350.0 million of shares of its common stock under the 2022 Stock Repurchase Program.

9. Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$87,049	$78,243	$210,969	$158,872
Denominator:
Basic weighted average common shares outstanding	102,731	103,562	102,997	103,924
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	475	1,223	566	1,163
Diluted weighted average common shares outstanding	103,206	104,785	103,563	105,087
Earnings per share:
Basic	$0.85	$0.76	$2.05	$1.53
Diluted	$0.84	$0.75	$2.04	$1.51

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

The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were 838,177, 128,894, 592,541, and 146,339 for the three and nine months ended September 30, 2022 and 2021, respectively.

10. Income Taxes

Income Tax Expense

For the three and nine months ended September 30, 2022, the Company recorded income tax expense of $29.6 million and $62.9 million, respectively, compared to pre-tax income of $116.7 million and $273.9 million, respectively. Income tax expense for the three months ended September 30, 2022 included discrete tax expense of $3.1 million, primarily related to unrecognized tax benefits. Income tax expense for the nine months ended September 30, 2022 included net discrete tax benefits of $3.3 million, primarily related to excess tax benefits from share-based compensation partially offset by unrecognized tax benefits related to prior year tax positions. The effective tax rates for the three and nine months ended September 30, 2022, excluding discrete items, varied from the United States (“U.S.”) federal statutory income tax rate of 21.0% primarily due to state and local taxes on U.S. income, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and foreign tax credits.

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

Unrecognized Tax Benefits

The Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $14.3 million and $12.1 million as of September 30, 2022 and December 31, 2021, respectively. The increase of $2.2 million was primarily due to changes in prior year positions. The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $1.3 million within the next 12 months as a result of lapses in statutes of limitations.

Tax Returns under Audit

The Company is not currently under any U.S. federal income tax audits, however, income tax returns are under examination by tax authorities in several state and foreign jurisdictions. The Company’s federal and state tax filings are open to investigations in numerous years due to net operating loss carryforwards. Additionally, the Company currently has an ongoing examination for tax years 2014 to 2020 in the United Kingdom. The United Kingdom is the jurisdiction with the Company’s largest foreign operations. The Company believes that its reserve for uncertain tax positions is adequate to cover existing risks or exposures related to all open tax years and jurisdictions.

11. Revenue from Contracts with Customers

Unsatisfied Performance Obligations

As of September 30, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASC Topic 606, Revenue from Contracts with Customers and all the related amendments was $6.32 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and, as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control.

Timing of Billing and Performance

During the three and nine months ended September 30, 2022, the Company recognized approximately $363.8 million and $599.5 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the respective periods. During the three and nine months ended September 30, 2022, there were reductions of approximately $19.7 million and $1.0 million, respectively, in the Company’s revenue recognized related to performance obligations partially satisfied in previous periods. The gross and net amounts of revenue recognized solely from changes in estimates were not material.

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

Information about reportable segment operating results was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Clinical Solutions	$1,003,253	$1,040,067	$3,047,338	$2,972,570
Commercial Solutions	332,970	308,163	985,877	867,016
Total revenue	1,336,223	1,348,230	4,033,215	3,839,586
Segment direct costs:
Clinical Solutions	734,934	779,270	2,263,053	2,248,796
Commercial Solutions	274,714	244,201	809,257	695,284
Total segment direct costs	1,009,648	1,023,471	3,072,310	2,944,080
Segment selling, general, and administrative expenses:
Clinical Solutions	88,823	87,907	267,588	264,742
Commercial Solutions	21,117	20,875	63,946	62,164
Total segment selling, general, and administrative expenses	109,940	108,782	331,534	326,906
Segment operating income:
Clinical Solutions	179,496	172,890	516,697	459,032
Commercial Solutions	37,139	43,087	112,674	109,568
Total segment operating income	216,635	215,977	629,371	568,600
Direct costs and operating expenses not allocated to segments:
Share-based compensation included in direct costs	8,136	8,416	24,803	25,638
Share-based compensation included in selling, general, and administrative expenses	4,839	6,683	21,696	23,253
Corporate selling, general, and administrative expenses	15,576	24,059	56,331	71,348
Restructuring and other costs	8,727	7,209	33,267	18,403
Depreciation and amortization	61,514	56,254	184,937	171,903
Total income from operations	$117,843	$113,356	$308,337	$258,055

13. Operations by Geographic Location

The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
North America (a)	$816,378	$821,700	$2,404,672	$2,334,929
Europe, Middle East, and Africa	309,940	324,816	1,005,917	969,887
Asia-Pacific	173,204	159,078	506,972	429,768
Latin America	36,701	42,636	115,654	105,002
Total revenue	$1,336,223	$1,348,230	$4,033,215	$3,839,586

(a) Revenue for the North America region includes revenue attributable to the U.S. of $766.0 million and $775.7 million, or 57.3% and 57.5% of total revenue, for the three months ended September 30, 2022 and 2021, respectively. Revenue for the North America region includes revenue attributable to the U.S. of $2,257.2 million and $2,192.4 million, or 56.0% and 57.1% of total revenue, for the nine months ended September 30, 2022 and 2021, respectively. No other country represented more than 10% of total revenue for any period.

The following table summarizes long-lived assets by geographic area (in thousands, all intercompany transactions have been eliminated):

	September 30, 2022	December 31, 2021
Property and equipment, net:
North America (a)	$196,637	$165,446
Europe, Middle East, and Africa	31,119	37,004
Asia-Pacific	20,488	13,615
Latin America	7,505	6,592
Total property and equipment, net	$255,749	$222,657

(a) Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $190.0 million and $160.0 million as of September 30, 2022 and December 31, 2021, respectively.

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

As of September 30, 2022 and December 31, 2021, substantially all of the Company’s cash and cash equivalents were held within the U.S.

No single customer accounted for greater than 10% of the Company’s revenue for the three and nine months ended September 30, 2022 or 2021.

As of September 30, 2022 and December 31, 2021, no single customer accounted for greater than 10% of the Company’s accounts receivable and unbilled services (including contract assets) balances.

15. Related-Party Transactions

For the three and nine months ended September 30, 2022, the Company had combined revenue of $3.4 million and $7.0 million, respectively, from six customers whose board of directors each included a member who was also a member of the Company’s Board. As of September 30, 2022, the Company had combined receivables of $0.6 million from three customers whose board of directors included a member who was also a member of the Company’s Board.

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

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such, including statements regarding future financial and operational results, our business strategy, the future impact of macroeconomic trends, such as inflation and increased interest rates, and the COVID-19 pandemic on our business, financial results, and financial condition, benefits of acquisitions, and planned capital expenditures. Without limiting the foregoing, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “should,” “would,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following: our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope, or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; risks associated with the COVID-19 pandemic; fluctuations in our operating results and effective income tax rate; the impact of potentially underpricing our contracts, overrunning our cost estimates, or failing to receive approval for or experiencing delays with documentation of change orders; cyber-security and other risks associated with our information systems infrastructure; changes and costs of compliance with regulations related to data privacy; concentration of our customers or therapeutic areas; the risks associated with doing business internationally, including risks related to the war in Ukraine; challenges by tax authorities of our intercompany transfer pricing policies; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; our ability to effectively upgrade our information systems; our failure to perform our services in accordance with contractual requirements, regulatory standards, and ethical considerations; risks related to the management of clinical trials; the need to hire, develop, and retain key personnel; the impact of unfavorable economic conditions, including the uncertain international economic environment and changes in foreign currency exchange rates; effective income tax rate fluctuations; our ability to protect our intellectual property; risks related to our acquisition strategy, including our ability to realize synergies; our relationships with customers who are in competition with each other; any failure to realize the full value of our goodwill and intangible assets; risks related to restructuring; our compliance with anti-corruption and anti-bribery laws; our dependence on third parties; potential employment liability; the increasing focus on environmental sustainability and social initiatives; our ability to utilize net operating loss carryforwards and other tax attributes; downgrades of our credit ratings; competition in the biopharmaceutical services industry; outsourcing trends and changes in aggregate spending and research and development budgets; the impact of, including changes in, government regulations and healthcare reform; intense competition faced by our customers from lower cost generic products and other competing products; our ability to keep pace with rapid technological change; the cost of and our ability to service our substantial indebtedness; and other risks related to ownership of our common stock. For a further discussion of the risks relating to our business, refer to Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K.

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

The current macroeconomic conditions, which include interest rate increases, inflation, and the ongoing COVID-19 pandemic, among others, are expected to continue to impact our business and our operations. We have experienced increased delays in award decisions from the small to mid-sized ("SMID") market and lower flow of requests for proposals in our Clinical Solutions segment. Within our Commercial Solutions segment, we have also experienced lower flow of requests for proposals from the SMID market. This reduced demand for our services, which stems from both current macroeconomic conditions and our ability to win repeat business, among other factors, has resulted, and may continue to result in lower net new business awards, backlog and revenue. Additionally, we continue to experience lower reimbursable out-of-pocket expenses as a percentage of revenue relative to pre-pandemic levels in both of our segments due to reduced travel as the ongoing COVID-19 pandemic accelerated adoption of virtual engagement with sites and patients. For a further discussion of these and other risks relating to our business, refer to Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K and Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

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

Our backlog as of September 30 was as follows (in millions):

	2022	2021	Change
Clinical Solutions	$9,746.7	$11,284.7	$(1,538.0)	(13.6)%
Commercial Solutions - Deployment Solutions	784.0	732.8	51.2	7.0%
Total backlog	$10,530.7	$12,017.5	$(1,486.8)	(12.4)%

We expect approximately $1.18 billion of our backlog as of September 30, 2022 will be recognized as revenue during the remainder of 2022. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.

Net New Business Awards

New business awards, net of cancellations, for the TTM periods ended September 30 were as follows (in millions):

	2022	2021
Clinical Solutions	$2,729.7	$5,333.3
Commercial Solutions	1,399.9	1,320.0
Total net new business awards	$4,129.6	$6,653.3

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

In our Clinical Solutions segment, we have experienced increased delays in award decisions from the SMID market and lower flow of requests for proposals. These factors have resulted and may continue to result in lower net new business awards and backlog. Additionally, net new business awards and backlog have been, and we expect will continue to be affected by the broad effects of the current macroeconomic environment on the global economy and major financial markets, including but not limited to interest rate increases, inflation, and the ongoing COVID-19 pandemic. We have also started to experience lower flow of requests for proposals from the SMID market in our Commercial Solutions segment, attributable to current macroeconomic conditions, which may negatively impact future net new business awards and backlog in the segment.

We believe that our backlog and net new business awards might not be consistent indicators of future revenue for a variety of reasons, including, but not limited to, the variable size and duration of projects, changes to the scope of work during the course of projects, including the variable size and duration of projects, and our ability to win repeat business. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, we expect that the rate at which our backlog and net new business awards convert into revenue is likely to decrease, and the duration of projects and the period over which related revenue is recognized to lengthen. For more information about risks related to our net new business awards and backlog see Part I, Item 1A, “Risk Factors – Risks Related to Our Business – Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog” in our 2021 Form 10-K and “--If we do not generate a large number of new business awards, or if new business awards are delayed, terminated, reduced in scope, or fail to go to contract, our business, financial condition, results of operations, or cash flows may be materially adversely affected” in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth amounts from our condensed consolidated statements of income along with dollar and percentage changes (in thousands, except percentages):

	Three Months Ended September 30,
	2022	2021	Change
Revenue	$1,336,223	$1,348,230	$(12,007)	(0.9)%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,017,784	1,031,887	(14,103)	(1.4)%
Selling, general, and administrative expenses	130,355	139,524	(9,169)	(6.6)%
Restructuring and other costs	8,727	7,209	1,518	21.1%
Depreciation and amortization	61,514	56,254	5,260	9.4%
Total operating expenses	1,218,380	1,234,874	(16,494)	(1.3)%
Income from operations	117,843	113,356	4,487	4.0%
Total other expense, net	1,158	12,947	(11,789)	(91.1)%
Income before provision for income taxes	116,685	100,409	16,276	16.2%
Income tax expense	29,636	22,166	7,470	33.7%
Net income	$87,049	$78,243	$8,806	11.3%

	Nine Months Ended September 30,
	2022	2021	Change
Revenue	$4,033,215	$3,839,586	$193,629	5.0%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	3,097,113	2,969,718	127,395	4.3%
Selling, general, and administrative expenses	409,561	421,507	(11,946)	(2.8)%
Restructuring and other costs	33,267	18,403	14,864	80.8%
Depreciation and amortization	184,937	171,903	13,034	7.6%
Total operating expenses	3,724,878	3,581,531	143,347	4.0%
Income from operations	308,337	258,055	50,282	19.5%
Total other expense, net	34,476	59,596	(25,120)	(42.2)%
Income before provision for income taxes	273,861	198,459	75,402	38.0%
Income tax expense	62,892	39,587	23,305	58.9%
Net income	$210,969	$158,872	$52,097	32.8%

Revenue

For the three months ended September 30, 2022, our revenue decreased by $12.0 million, or 0.9%, to $1,336.2 million from $1,348.2 million for the three months ended September 30, 2021. This decrease is primarily driven by lower reimbursable out-of-pocket expenses in our Clinical Solutions segment and negative impacts from fluctuations in foreign currency exchange rates, partially offset by growth from increased project start-ups in both our Clinical Solutions and Commercial Solutions segments. For the nine months ended September 30, 2022, our revenue increased by $193.6 million, or 5.0%, to $4,033.2 million from $3,839.6 million for the nine months ended September 30, 2021. This increase is primarily driven by growth from increased project start-ups in both our Clinical Solutions and Commercial Solutions segments partially offset by lower reimbursable out-of-pocket expenses in our Clinical Solutions segment.

No single customer accounted for greater than 10% of our total consolidated revenue for the three and nine months ended September 30, 2022 or 2021. Revenue from our top five customers accounted for approximately 24% and 23% of revenue for the three and nine months ended September 30, 2022, respectively, and 23% and 22% of revenue for the three and nine months ended September 30, 2021, respectively.

Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended September 30,
	2022	% of total	2021	% of total	Change
Clinical Solutions	$1,003,253	75.1%	$1,040,067	77.1%	$(36,814)	(3.5)%
Commercial Solutions	332,970	24.9%	308,163	22.9%	24,807	8.0%
Total revenue	$1,336,223		$1,348,230		$(12,007)	(0.9)%

	Nine Months Ended September 30,
	2022	% of total	2021	% of total	Change
Clinical Solutions	$3,047,338	75.6%	$2,972,570	77.4%	$74,768	2.5%
Commercial Solutions	985,877	24.4%	867,016	22.6%	118,861	13.7%
Total revenue	$4,033,215		$3,839,586		$193,629	5.0%

Clinical Solutions

For the three months ended September 30, 2022, revenue attributable to our Clinical Solutions segment decreased compared to the same period in the prior year, primarily driven by decreases in revenue from projects related to COVID-19, which generally experience higher reimbursable out-of-pocket expenses, partially offset by increased project start-ups related to large pharmaceutical customers. For the nine months ended September 30, 2022, revenue attributable to our Clinical Solutions segment increased compared to the same period in the prior year, primarily driven by increased project start-ups related to large pharmaceutical customers and, to a lesser extent, the acquisitions of StudyKIK Corporation (“StudyKIK”) and RxDataScience, Inc. This increase was partially offset by decreases in revenue from projects related to COVID-19. For the three and nine months ended September 30, 2022, revenue was negatively impacted by $34.4 million and $69.1 million, respectively, from fluctuations in foreign currency exchange rates compared to the same periods in the prior year.

We have experienced increased delays in award decisions from the SMID market and lower flow of requests for proposals. This reduced demand for our services, which stems from both current macroeconomic conditions and our ability to win repeat business, among other factors, has resulted, and may continue to result in lower net new business awards, backlog, and revenue. Additionally, we also continue to experience lower reimbursable out-of-pocket expenses as a percentage of revenue relative to pre-pandemic levels due to reduced travel as the ongoing COVID-19 pandemic accelerated adoption of virtual engagement with sites and patients.

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

Commercial Solutions

For the three and nine months ended September 30, 2022, revenue attributable to our Commercial Solutions segment increased compared to the same periods in the prior year, primarily driven by increased project start-ups, including new deployments of field teams, and higher reimbursable out-of-pocket expenses. For the three and nine months ended September 30, 2022, revenue was negatively impacted by $7.9 million and $15.4 million, respectively, from fluctuations in foreign currency exchange rates compared to the same periods in the prior year.

We have started to experience lower flow of requests for proposals from the SMID market attributable to current macroeconomic conditions, which may negatively impact future net new business awards, backlog, and revenue. Additionally, we continue to experience lower reimbursable out-of-pocket expenses as a percentage of revenue relative to pre-pandemic levels related to declines in field team visits to healthcare providers and increased virtual investigator meetings.

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

Direct costs were as follows (dollars in thousands):

Three Months Ended September 30,
2022	2021	Change
Direct costs (exclusive of depreciation and amortization)	$1,017,784	$1,031,887	$(14,103)	(1.4)%
% of revenue	76.2%	76.5%
Gross margin %	23.8%	23.5%

Nine Months Ended September 30,
2022	2021	Change
Direct costs (exclusive of depreciation and amortization)	$3,097,113	$2,969,718	$127,395	4.3%
% of revenue	76.8%	77.3%
Gross margin %	23.2%	22.7%

For the three months ended September 30, 2022, our direct costs decreased by $14.1 million, or 1.4%, compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, our direct costs increased by $127.4 million, or 4.3%, compared to the nine months ended September 30, 2021.

Clinical Solutions

Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

Three Months Ended September 30,
2022	2021	Change
Direct costs	$734,934	$779,270	$(44,336)	(5.7)%
% of segment revenue	73.3%	74.9%
Segment gross margin %	26.7%	25.1%

Nine Months Ended September 30,
2022	2021	Change
Direct costs	$2,263,053	$2,248,796	$14,257	0.6%
% of segment revenue	74.3%	75.7%
Segment gross margin %	25.7%	24.3%

For the three months ended September 30, 2022, our Clinical Solutions segment direct costs decreased by $44.3 million, or 5.7%, compared to the three months ended September 30, 2021. This decrease was primarily driven by lower reimbursable out-of-pocket expenses related to COVID-19 projects and positive impacts from fluctuations in foreign currency exchange rates, partially offset by increased billable headcount. For the nine months ended September 30, 2022, our Clinical Solutions segment direct costs increased by $14.3 million, or 0.6%, compared to the nine months ended September 30, 2021. This increase was primarily driven by increased billable headcount to support revenue growth, partially offset by positive impacts from fluctuations in foreign currency exchange rates, lower reimbursable out-of-pocket expenses related to COVID-19 projects, and our ForwardBound margin enhancement initiative.

Gross margins for our Clinical Solutions segment were 26.7% and 25.1% for the three months ended September 30, 2022 and 2021, respectively, and 25.7% and 24.3% for the nine months ended September 30, 2022 and 2021, respectively. Gross margins were higher during the current year periods as compared to the same periods in the prior year primarily due to lower reimbursable out-of-pocket expenses and positive impacts from fluctuations in foreign currency exchange rates, partially offset by increased billable headcount costs and a larger proportion of contract labor.

Commercial Solutions

Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Direct costs	$274,714	$244,201	$30,513	12.5%
% of segment revenue	82.5%	79.2%
Segment gross margin %	17.5%	20.8%

	Nine Months Ended September 30,
	2022	2021	Change
Direct costs	$809,257	$695,284	$113,973	16.4%
% of segment revenue	82.1%	80.2%
Segment gross margin %	17.9%	19.8%

For the three months ended September 30, 2022, our Commercial Solutions segment direct costs increased by $30.5 million, or 12.5%, compared to the three months ended September 30, 2021. For the nine months ended September 30, 2022, our Commercial Solutions segment direct costs increased by $114.0 million, or 16.4%, compared to the nine months ended September 30, 2021. These increases were primarily driven by increased billable headcount to support revenue growth and higher reimbursable out-of-pocket expenses.

Gross margins for our Commercial Solutions segment were 17.5% and 20.8% for the three months ended September 30, 2022 and 2021, respectively, and 17.9% and 19.8% for the nine months ended September 30, 2022 and 2021, respectively. Gross margins were lower during the current year periods as compared to the same periods in the prior year due to a less favorable revenue mix.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Selling, general, and administrative expenses	$130,355	$139,524	$(9,169)	(6.6)%
% of total revenue	9.8%	10.3%

	Nine Months Ended September 30,
	2022	2021	Change
Selling, general, and administrative expenses	$409,561	$421,507	$(11,946)	(2.8)%
% of total revenue	10.2%	11.0%

Selling, general, and administrative expenses for the three and nine months ended September 30, 2022 decreased compared to the same periods in 2021 primarily due to lower transaction, integration-related, and other expenses. These decreases were partially offset by increased headcount. Selling, general, and administrative expenses for the three and nine months ended September 30, 2022 included costs resulting from the war in Ukraine, including incremental costs related to impacted employees and ongoing assessment of imposed sanctions.

Restructuring and Other Costs

Restructuring and other costs were $8.7 million and $7.2 million for the three months ended September 30, 2022 and 2021, respectively, and $33.3 million and $18.4 million for the nine months ended September 30, 2022 and 2021, respectively. The costs incurred were primarily related to our ForwardBound margin enhancement initiative as we continue the ongoing evaluations of our global workforce and facilities infrastructure needs in an effort to streamline the structure of our global operations and processes. During 2022, these ForwardBound initiatives included specific actions primarily focused on 1) streamlining the operations of our Clinical Solutions segment to optimize efficiency and enhance the delivery of customer projects and 2) reducing overcapacity in response to changing market conditions and customer requirements.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Employee severance and benefit costs	$7,402	$3,438	$24,590	$11,815
Facility and lease termination costs	1,325	3,760	4,677	6,530
Other costs	—	11	4,000	58
Total restructuring and other costs	$8,727	$7,209	$33,267	$18,403

We expect to continue to incur costs related to our ForwardBound initiative, including the restructuring of our operations during 2022 and beyond as we continue the ongoing evaluations of our global workforce and facilities infrastructure needs and in light of changing market conditions and customer requirements.

Depreciation and Amortization Expense

Total depreciation and amortization expense was $61.5 million and $56.3 million for the three months ended September 30, 2022 and 2021, respectively, and $184.9 million and $171.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increases were primarily due to vehicle fleet leases, internal-use software, and intangible assets from acquisitions completed in the second half of 2021.

Total Other Expense, Net

Total other expense, net consisted of the following (dollars in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Interest income	$(303)	$76	$(379)	n/m
Interest expense	22,131	16,698	5,433	32.5%
Loss on extinguishment of debt	67	—	67	100.0%
Other income, net	(20,737)	(3,827)	(16,910)	(441.9)%
Total other expense, net	$1,158	$12,947	$(11,789)	(91.1)%

	Nine Months Ended September 30,
	2022	2021	Change
Interest income	$(342)	$5	$(347)	n/m
Interest expense	55,998	62,645	(6,647)	(10.6)%
Loss on extinguishment of debt	67	2,802	(2,735)	(97.6)%
Other income, net	(21,247)	(5,856)	(15,391)	(262.8)%
Total other expense, net	$34,476	$59,596	$(25,120)	(42.2)%

Total other expense, net was $1.2 million and $12.9 million for the three months ended September 30, 2022 and 2021, respectively, and $34.5 million and $59.6 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in interest expense for the three months ended September 30, 2022 compared to the same period in the prior year was primarily due to increased interest rates on variable rate debt. The decrease in interest expense for the nine months ended September 30, 2022 compared to the same period in the prior year was primarily due to reductions in our higher interest rate debt as a result of debt prepayments and refinancing transactions. Other (income) expense, net primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency, other gains and losses related to investments, and contingent consideration related to divested businesses.

Income Tax Expense

For the three and nine months ended September 30, 2022, we recorded income tax expense of $29.6 million and $62.9 million, respectively, compared to pre-tax income of $116.7 million and $273.9 million, respectively. Income tax expense for the three months ended September 30, 2022 included discrete tax expense of $3.1 million, primarily related to unrecognized tax benefits. Income tax expense for the nine months ended September 30, 2022 included net discrete tax benefits of $3.3 million, primarily related to excess tax benefits from share-based compensation partially offset by unrecognized tax benefits related to prior year tax positions. The effective tax rates for the three and nine months ended September 30, 2022, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to state and local taxes on U.S. income, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and research and development credits.

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

We currently maintain a valuation allowance against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of September 30, 2022. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources

Key measures of our liquidity were as follows (in thousands):

	September 30, 2022	December 31, 2021
Balance sheet statistics:
Cash and cash equivalents	$169,995	$106,363
Restricted cash	105	112
Working capital (excluding restricted cash)	239,761	112,228

As of September 30, 2022, we had $170.1 million of cash, cash equivalents, and restricted cash. As of September 30, 2022, substantially all of our cash, cash equivalents, and restricted cash was held within the U.S. In addition, we had $586.1 million (net of $13.9 million in outstanding letters of credit (“LOCs”)) available for borrowing under our revolving credit facility (the “Revolver”), of which $136.1 million was available for LOCs.

We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of service offerings, possible acquisitions, integration and restructuring costs, geographic expansion, stock repurchases, working capital, and other general corporate expenses. Cash flow from operations also could be affected by the broad effects of the current macroeconomic environment on the global economy and major financial markets, including but not limited to interest rate increases, inflation, and the ongoing COVID-19 pandemic, as well as various other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” in our 2021 Form 10-K and in Part II, Item 1A “Risk Factors” of this Quarterly Report on Form 10-Q. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, and funds available under the Revolver will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations, and other currently anticipated liquidity requirements for at least the next 12 months.

Indebtedness

As of September 30, 2022, we had approximately $2.84 billion of total principal indebtedness (including $75.5 million in finance lease obligations), consisting of $1.76 billion in term loan debt (collectively, “Term Loan A”), $600.0 million of senior notes (the “Notes”), and $400.0 million in borrowings against our accounts receivable financing agreement. See “Note 4 – Long-Term Debt Obligations” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as Part II, Item 7 of our 2021 Form 10-K for additional details regarding our long-term debt arrangements.

During the three months ended September 30, 2022, we made $25.0 million of voluntary prepayments against Term Loan A that were applied to future mandatory principal payments due. As a result of these and previous voluntary prepayments, we are not required to make a mandatory payment against the principal balance of Term Loan A until January 2024. In connection with these prepayments, we recorded a $0.1 million loss on extinguishment of debt during the three months ended September 30, 2022.

On October 3, 2022, we amended our accounts receivable financing agreement to increase the amount we can borrow from $400.0 million to $550.0 million, and drew down the additional $150.0 million. At the same time, we made voluntary prepayments on our term loans totaling $150.0 million; therefore, there was no incremental impact on our debt balance.

Our long-term debt arrangements contain customary restrictive covenants and, as of September 30, 2022, we were in compliance with all applicable debt covenants.

Interest Rates

We have entered into various interest rate swaps to mitigate our exposure to changes in interest rates on our variable rate debt. As of September 30, 2022, the percentage of our total principal debt (excluding finance leases) that is subject to fixed interest rates was approximately 59%. Each quarter-point increase or decrease in the applicable floating interest rate as of September 30, 2022 would change our annual interest expense by approximately $2.8 million.

Stock Repurchase Programs

During the three months ended September 30, 2022, there were no share repurchases under our repurchase program that authorizes us to repurchase up to $350.0 million of our Class A common stock, par value $0.01, and will expire on December 31, 2024 (the “2022 Stock Repurchase Program”). See “Note 8 – Shareholders’ Equity” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

As of September 30, 2022, we had remaining authorization to repurchase up to $350.0 million of shares of our common stock under the 2022 Stock Repurchase Program.

Cash, Cash Equivalents and Restricted Cash

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$303,164	$264,299	$38,865
Net cash used in investing activities	(79,547)	(260,182)	180,635
Net cash used in financing activities	(189,487)	(155,483)	(34,004)

Cash Flows from Operating Activities

Cash flows provided by operating activities increased by $38.9 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to higher cash-related net income, partially offset by negative changes in operating assets and liabilities relative to the prior year period. Fluctuations in accounts receivable, unbilled services (including contract assets), and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers, and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services (including contract assets), and deferred revenue can vary significantly from period to period.

Cash Flows from Investing Activities

For the nine months ended September 30, 2022, we used $79.5 million in cash for investing activities, which included $69.8 million for purchases of property and equipment. We continue to closely monitor our capital expenditures while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.

For the nine months ended September 30, 2021, we used $260.2 million in cash for investing activities, which consisted of $226.3 million of payments related to acquisitions, including the acquisition of StudyKIK, $29.9 million for purchases of property and equipment, and $8.9 million of net investments in unconsolidated affiliates, partially offset by proceeds of $5.0 million from notes receivable from a divestiture.

Cash Flows from Financing Activities

For the nine months ended September 30, 2022, we used $189.5 million in cash for financing activities, which consisted primarily of repurchases of our common stock, voluntary prepayments of long-term debt, and payments related to tax withholdings for share-based compensation. These payments were partially offset by proceeds from exercises of stock options.

For the nine months ended September 30, 2021, we used $155.5 million in cash for financing activities, which consisted primarily of repurchases of our common stock, net repayments of long-term debt, and payments related to tax withholdings for share-based compensation. These payments were partially offset by proceeds from our accounts receivable financing agreement, our Revolver, and exercises of stock options.

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

Item 1A. Risk Factors.

Other than the following risk factor, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. Refer to “Risk Factors” in Part 1, Item 1A of that report for a detailed discussion of risk factors affecting us.

If we do not generate a large number of new business awards, or if new business awards are delayed, terminated, reduced in scope, or fail to go to contract, our business, financial condition, results of operations, or cash flows may be materially adversely affected.

Our business is dependent on our ability to generate new business awards from new and existing customers and maintain existing customer contracts. Our inability to generate new business awards on a timely basis and subsequently enter into contracts for such awards could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in our Clinical Solutions segment, we have experienced lower net new business awards, increased delays in award decisions from the SMID market, and lower flow of requests for proposals. These headwinds have been caused by the current macroeconomic conditions and our ability to win repeat business, among other factors.

There is risk of cancelability in both the clinical and commercial businesses. The time between when a clinical study is awarded and when it goes to contract is typically several months, and prior to a new business award going to contract, our customer can cancel the award without notice. Once an award goes to contract, the majority of our customers can terminate the contract without cause with a notice period that generally ranges from 30 to 90 days. Our contracts may be delayed or terminated by our customers or reduced in scope for a variety of reasons, including factors beyond our control, including but not limited to:

•
decisions to forego or terminate a particular trial;
•
budgetary limits or changing priorities;
•
macroeconomic conditions, including but not limited to interest rate increases and inflation;
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

Our commercial services contracts typically have a significantly shorter wind down period than clinical contracts, particularly within our Deployment Solutions offerings. Furthermore, many of our communications services and consulting services projects are tied to a customer’s annual marketing budget or ad hoc service requests, which can lead to seasonal variability in revenue and less predictability in future revenues. In addition, many of our biopharmaceutical Deployment Solutions service contracts provide our customers with the opportunity to internalize the resources provided under the contract and terminate all or a portion of the services we provide under the contract. Our customers may also decide to shift their business to a competitor. Each of these factors results in less visibility to future revenue and may result in high volatility in future revenue.

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

During the three months ended September 30, 2022, there were no share repurchases under the 2022 Stock Repurchase Program. As of September 30, 2022, we have remaining authorization to repurchase up to $350.0 million of shares of our Class A common stock under the 2022 Stock Repurchase Program.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Fifth Supplemental Indenture, dated as of October 3, 2022, among the Guaranteeing Subsidiaries, the Company, the other Guarantors, and Wells Fargo Bank, National Association, as trustee.	—	—	—	Filed herewith
10.1	Separation Agreement and General Release of Claims between Syneos Health, Inc. and Paul Colvin.	—	—	—	Filed herewith
10.2	Supplemental Release between Syneos Health, Inc. and Paul Colvin.	—	—	—	Filed herewith
10.3	Twelfth Amendment to the Receivables Financing Agreement, dated as of October 3, 2022, by and among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC, as initial servicer, Regions Bank, as lender, and PNC Bank, National Association, as administrative agent and as a lender.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNEOS HEALTH, INC.

Date: November 3, 2022	BY:	/s/ Jason Meggs
Jason Meggs
Chief Financial Officer (Principal Financial Officer)