Form 10-K
period 2022-12-31
Syneos Health, Inc.
filed 2023-02-16
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing sale price of $71.68 on June 30, 2022, was approximately $7,342,569,400.

As of February 9, 2023, there were approximately 103,241,365 shares of the registrant’s Class A common stock outstanding.

Portions of the registrant’s definitive Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SYNEOS HEALTH, INC.

FORM 10-K

For the Fiscal Year Ended December 31, 2022

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Such forward-looking statements reflect, among other things, our business plans and strategy, market trends, beliefs regarding our competitive strengths, current expectations, future capital expenditures, and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such, including statements regarding future financial and operational results, our business strategy, the future impact of macroeconomic trends, such as inflation and increased interest rates, and the ongoing COVID-19 pandemic on our business, financial results, and financial condition, benefits of acquisitions, and planned capital expenditures. Without limiting the foregoing, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “should,” “would,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

As used in this report, the terms “Syneos Health, Inc.,” “Company,” “we,” “us,” and “our” mean Syneos Health, Inc. and its subsidiaries unless the context indicates otherwise.

Summary of Principal Risk Factors

In evaluating our Company, you should consider carefully the summary risks and uncertainties described below together with the other information included in this Annual Report on Form 10-K.

•
If we do not generate a sufficient number of new business awards, or if new business awards are delayed, terminated, reduced in scope, or fail to go to contract, our business, financial condition, results of operations, or cash flows may be materially adversely affected.
•
Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog.
•
The COVID-19 pandemic and associated economic repercussions have adversely impacted our business and results of operations, and the ongoing COVID-19 pandemic or other pandemics or outbreaks of disease may do so in the future.
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
•
Our business depends on the continued effectiveness and availability of our information systems, and failures of these systems, including cyberattacks, may materially limit our operations or have an adverse effect on our reputation.
•
Our business is subject to international economic, political, and other risks that could have a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation.
•
Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.
•
Upgrading the information systems that support our operating processes and evolving the technology platform for our services pose risks to our business.
•
Failure to meet objectives of our internal business transformation initiatives could adversely impact our competitiveness and harm our operating results.
•
If we fail to perform our services in accordance with contractual requirements, regulatory requirements, and/or ethical considerations, we could be subject to significant costs, liability, or regulatory enforcement actions, and our reputation could be harmed.
•
The operation of our early phase (Phase I and IIA) clinical facilities and the services we provide there as well as our clinical trial management, could create potential liability that may adversely affect our business, financial condition, results of operations, cash flows, and reputation.
•
If we are unable to attract suitable principal investigators and recruit and enroll patients for clinical trials, our clinical development business might suffer.
•
Unfavorable economic conditions have had and could in the future have a material adverse effect on our business, financial condition, results of operations, or cash flows.
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
•
We intend to outsource certain functions, which will make us more dependent upon third parties and may adversely impact our ability to recruit and retain experienced personnel.
•
Foreign currency exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations, and cash flows.
•
Our acquisition strategy may present additional risks, including the risk that we may be unable to fully realize the competitive and operating synergies projected to be achieved through any specific acquisition.
•
Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.
•
Our results of operations may be adversely affected if we fail to realize the full value of our goodwill and intangible assets.
•
We face risks arising from the restructuring of our operations, which could adversely affect our financial condition, results of operations, cash flows, or business reputation.
•
We operate in many different jurisdictions and we could be adversely affected by violations of the Foreign Corrupt Practices Act, the United Kingdom (“UK”) Bribery Act of 2010, and/or similar worldwide anti-corruption and anti-bribery laws.
•
The failure of third parties to provide us support services could adversely affect our business, financial condition, results of operations, cash flows, or reputation.
•
Our increasing focus on environmental sustainability and social initiatives could increase our costs, and inaction could harm our reputation and adversely impact our financial results.
•
The biopharmaceutical services industry is highly competitive and our business could be materially impacted if we do not compete effectively or rapidly adapt to technological change.
•
Outsourcing trends in the biopharmaceutical industry and changes in aggregate spending and research and development (“R&D”) budgets could adversely affect our operating results and growth rate.
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
•
Our substantial debt could adversely affect our financial condition and cash flows from operations and interest rate fluctuations may have a material adverse effect on our business, financial condition, results of operations, or cash flows.
•
Our internal control over financial reporting is required to meet all the standards of Section 404 of Sarbanes-Oxley, and failure to achieve and maintain effective internal controls over financial reporting could have a material adverse effect on our stock price, reputation, business, financial condition, results of operations and cash flows.
•
Any litigation or government investigation against us could be costly and time-consuming to defend.

PART I

Item 1. Business.

Overview

We are a leading fully integrated biopharmaceutical solutions organization built to accelerate customer success. We translate unique clinical, medical affairs and commercial insights into outcomes to address modern market realities.

We bring together a talented team of professionals, who work across more than 110 countries, with a deep understanding of patient and physician behaviors and market dynamics. Together, we share insights, use the latest technologies, and apply advanced business practices to speed our customers’ delivery of important therapies to patients.

Syneos Health supports a diverse, equitable, and inclusive culture that cares for colleagues, customers, patients, communities, and the environment.

Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions. Our Clinical Solutions segment offers comprehensive global services for the development of diagnostics, drugs, biologics, devices, and digital therapeutics that span Phase I to IV of clinical development. This segment offers individual services including regulatory consulting, project management, protocol development, investigational site recruitment, clinical monitoring, technology-enabled patient recruitment and engagement, clinical home health services, clinical trial diversity, biometrics, and regulatory affairs, all across a comprehensive range of therapeutic areas.

Our Commercial Solutions segment provides commercialization services, including deployment solutions, communications solutions (public relations, advertising, and medical communications), and consulting services. We integrate our clinical and commercial capabilities into customized solutions by sharing knowledge, data, and insights. We believe this collaboration across the development and commercialization continuum facilitates unique insights into patient populations, therapeutic environments, product timelines, and the competitive landscape.

Founded more than three decades ago as an academic organization dedicated to central nervous system research, we have translated that knowledge into a global organization with deep therapeutic expertise, as well as full data services and regulatory advisory and implementation support capabilities. Over the past decade, we have built our scale and capabilities to become a leading global provider of Phase I to Phase IV clinical development services, as well as a full range of commercialization and other complementary services. We were established as INC Research in 1998, and our corporate headquarters are located in Morrisville, North Carolina. INC Research Holdings, Inc. was incorporated in Delaware in August 2010. We changed our name to Syneos Health, Inc. after our 2017 merger (the “Merger”) with Double Eagle Parent, Inc. (“inVentiv”), the parent company of inVentiv Health, Inc.

Our Market

The market for our solutions is primarily the biopharmaceutical industry that utilizes outsourced clinical drug development and commercialization services. We believe we are well-positioned to benefit from the following market trends:

Expected growth of clinical drug development market. Biopharmaceutical companies continue to prioritize the outsourcing of Phase I to Phase IV clinical trials to Contract Research Organizations (“CROs”).

We believe that, based on industry sources and management estimates, the Phase I – IV clinical development market for CRO services will grow at a compound average annual rate of 4% to 7% through 2024, driven by a combination of R&D budget increases and further outsourcing spend. We estimate the total addressable clinical development market to be $120 billion, of which $64 billion was outsourced to CROs in 2022.

Trends in commercialization outsourcing. We believe that, based on industry sources and management estimates, the market for biopharmaceutical commercial outsourcing will grow at a compound average rate of approximately 4% to 7% through 2024. We believe this potential growth is supported by: (i) increased preference for digital engagement strategies, scientifically enabled representatives driving biopharma partners to use Contract Sales Organizations (“CSOs”) to leverage their infrastructure, and flexibility to scale as needed; (ii) increased expectations for data generation and data-driven insights from biopharmaceutical companies; (iii) increased demand for field facing teams that can engage in highly specialized conversations around complex scientific information associated with innovative therapies; and (iv) an evolving industry landscape illustrated by a shift to more strategic relationships, particularly where economies of scale can reduce costs.

Increasingly challenging clinical development and commercialization environment. The biopharmaceutical industry is currently facing several challenges, including: (i) margin deterioration; (ii) reimbursement and provider access hurdles; (iii) significant decline in funding, market valuations, and mergers & acquisitions (“M&A”) activity; (iv) fewer blockbuster and high profitability drugs; (v) continued pressure from generic brand exposure; and (vi) the consolidation of payers, healthcare systems, providers, and pharmacies. These challenges also make it more complicated to engage physicians and patients, making new product launches more difficult. At the same time, the industry is experiencing growing demand for specialty drugs, pressure to improve R&D productivity, the transition of the healthcare industry worldwide from a volume-based to a value-based reimbursement structure, and growing political and pricing pressures.

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

Rapid adoption of remote technology-enabled platforms. Accelerated by the ongoing COVID-19 pandemic, we have observed a significant increase in the adoption of remote and digital solutions to facilitate continued healthcare delivery to patients and support to healthcare providers (“HCPs”) for our customers’ products. Technology and data that help power site- and patient-centric solutions have been on the rise and include risk-based and remote monitoring, home health, and virtual personal and non-personal outreach to medical facilities and clinics.

Our Business Strategy

Our goal is to be the partner of choice to the biopharmaceutical industry by translating our unique clinical and commercial insights into superior customer outcomes. We believe our ability to strategically integrate clinical development, medical affairs, and commercial capabilities is unique, allowing for clinical insights to inform commercialization and for commercial insights to improve clinical trial design and execution. The key elements of our business strategy include:

Transform our organization to improve customer engagement, increase innovation, and achieve operating efficiencies. We are pursuing business transformation initiatives that include enhancing customer engagement and infusing innovation and insights throughout our operations, integrating artificial intelligence and predictive analytics to drive faster data insights and patient outcomes, leveraging tools and automation to simplify processes and improve real-time visibility, optimizing our operational footprint, and streamlining the organization and outsourcing where we believe appropriate. We also seek to improve our productivity, flexibility, quality, functionality, and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale.

Capitalize on industry trends favoring outsourcing. We believe our Clinical Solutions and Commercial Solutions segments can benefit from specific industry trends that are expected to drive attractive growth rates over the long term. Higher costs and increased complexity are driving our customers to seek efficiency and expertise through outsourcing services. We believe outsourcing both clinical development and commercialization services optimizes returns on invested R&D for biopharmaceutical companies.

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

Continued penetration of the small and mid-sized (“SMID”) biopharmaceutical market. We believe there is opportunity to grow in the SMID biopharmaceutical market segment. Our 2020 acquisition of Synteract further enhanced our position for serving SMID customers, diversifying our customer base and expanding support to emerging biopharmaceutical companies. We aim to leverage our full suite of clinical and commercialization services, our Syneos One® solutions, and our therapeutic expertise and organizational alignment down to the CRA level, as well as our Trusted Process® operating model to further penetrate the SMID biopharmaceutical market.

Bring differentiated solutions to the market that accelerate customer outcomes. We believe we are uniquely positioned to address our customers’ evolving needs as a leading fully integrated biopharmaceutical solutions organization. We translate unique clinical, medical affairs and commercial insights into outcomes to address modern market realities. Our breadth of services enables us to provide customized solutions designed to successfully accelerate the time to market for our customers’ clinical and commercial projects. We believe sharing commercial insights during the early phases of clinical trials can lead to better informed decisions around clinical trial design and strategies. Similarly, we believe our therapeutic and clinical trial expertise can lead to improved decisions about regulatory and payer approvals, market access, reimbursement and formulary inclusion, field team development, and other steps that are critical to the commercial success of our customers.

Strengthen our geographic footprint. We have developed a global platform with a presence in the major biopharmaceutical markets and intend to further expand our business outside of the United States (“U.S.”), targeting regions where we are underpenetrated and that offer significant growth opportunities. We have added geographic reach through both acquisitions and organic growth in Asia-Pacific, Latin America, the Middle East and Africa, and Europe. We believe these regions are critical to obtaining business awards from large and mid-sized biopharmaceutical companies. Through our business transformation initiatives, we plan to progress to a more country-based business delivery model.

Drive acceleration of commercial outsourcing with Syneos One®. We believe our Syneos One® solutions are uniquely positioned to determine the appropriate mix of clinical and commercial services to help customers optimize the development process of their assets and maximize the return on their investment. In addition, Syneos One® enables multiple selling points along the operational timeline of asset development. The need for a full suite of asset development services is particularly strong with our SMID customers in the near-term, given their need to efficiently deploy capital during the asset development process coupled with their limited internal resources. Large biopharmaceutical companies may represent a long-term opportunity if market pressures to reduce fixed-cost infrastructures further intensify. Given our strong relationships in both customer segments and our breadth of services, including our focus on medical affairs, we believe we are well positioned to capitalize on the needs of both customer types.

Successfully acquire and integrate companies and continue to evaluate and pursue other strategic initiatives to augment our organic growth. As part of our ongoing business strategy to enhance our services, capabilities, and geographic presence, we regularly evaluate new opportunities for growth through strategic initiatives, including potential acquisitions, investments, dispositions, or other transformative transactions.

Our Services

We provide services through two reportable segments: Clinical Solutions and Commercial Solutions.

Clinical Solutions

Our extensive range of clinical solutions supports the entire clinical development process from Phase I to Phase IV and allows us to offer our customers an integrated suite of investigative site support and clinical development services. We have strengths in the complex therapeutic areas such as neuroscience and hematology/oncology, with the latter representing the largest and fastest growing therapeutic area. Our solutions can be delivered on a full-service project basis, on a functional or resource basis (see FSP 360 below), or through a hybrid approach depending on the needs of our customers. We are able to customize our services to provide support to customers within an individual clinical study, a single function, multiple functions within a single therapeutic area, or across a customer’s entire product portfolio. Our comprehensive suite of clinical development services includes the following, among others:

Full-service Clinical Development

Our full-service clinical development offering provides comprehensive solutions to address the clinical development needs of our customers for Phase I to Phase IV clinical trials. Our comprehensive suite of clinical development services includes the following, among others: patient recruitment and retention; site start-up services; project management; clinical monitoring; decentralized solutions (e.g., remote engagement and mobile research nursing clinical trial services); drug safety and pharmacovigilance; quality assurance; regulatory and medical writing; clinical data management; electronic data capture; and biostatistics. We run full-service clinical trials globally.

FSP 360

Our Functional Service Provider (“FSP”) 360 offering helps sponsors review their approach to key functional areas of clinical research, specifically those areas not core to their clinical development business or in areas where they need to augment internal resources. We can customize our full-service offering to provide support to customers within an individual clinical study, a single function, multiple functions within a single therapeutic area, or across a customer’s entire product portfolio. Any of our full-service clinical solutions outlined above can be delivered on an unbundled or functional basis or on a hybrid approach, based on our customers’ specific needs. We currently operate FSP 360 hubs in North America, South America, Europe and Asia Pacific.

Early Phase

Our early phase offering provides a full range of services for Phase I to Phase IIA clinical trial conduct, bioanalytical assay development and analysis, targeted translational science offerings, and clinical pharmacology services, including modeling and simulation. We also provide validation and sample analysis services from pre-clinical development through post-marketing support and purpose-built early phase biometrics support from North America and India. We conduct clinical trial studies at our facilities located in Quebec City, Canada and Miami, Florida. We have extensive experience in first-in-human, proof-of concept, bioequivalence and bioavailability, biosimilars, and clinical pharmacology study conduct. We collaborate with leading hospitals for the conduct of early development and clinical pharmacology studies that require access to patients. We have a large base of available subjects, including patient populations with specific medical conditions and healthy volunteers, which provide efficient and rapid patient recruitment. Furthermore, we can also provide early stage and clinical pharmacology studies through our Asia-Pacific Catalyst Model with Phase I to Phase IIA conduct capabilities in Australia, New Zealand, South Korea, and Japan.

Real World Evidence (“RWE”) and Late Phase Services

Our Real World, Late Phase group conducts studies to understand how a treatment, service, or method of delivering care works when applied in real world, clinical practice environments.

The market for these services is increasing as regulatory changes are encouraging the use of RWE and payers are demanding these outcomes. Customers are using RWE to supplement clinical efficacy and safety data, to build a value story, and in designing and implementing a successful commercialization strategy. RWE shows relatively low levels of outsourcing penetration and provides both clinical and commercial benefits, offering a growth opportunity for us.

We provide both consultative and operational expertise to our customers in real world data generation, from concept through core development, launch, and commercialization. This is informed by our Dynamic Assembly® approach, which allows us to expand our data access and analytic capabilities, enhancing our ability to help customers demonstrate product value. Our services include patient registries, surveillance and observational studies, patient/health outcomes research, and economic studies.

Commercial Solutions

Our Commercial Solutions segment provides a broad suite of complementary commercialization services including deployment solutions, communications services (advertising, public relations, and medical communications), and consulting services. Additionally, these capabilities provide behavioral and patient insights used by our Clinical Solutions segment to design smarter clinical trials and to accelerate patient recruitment. Our comprehensive capabilities portfolio also allows us to provide full-service commercialization. This integrated approach allows us to maximize product or portfolio performance for customers, by sharing insights and expertise across the integrated commercial outsourcing team.

These services are enhanced by our Kinetic offering, our modern customer engagement capability. We use an intelligent and data-enabled approach to digitally enhance our commercialization services by understanding the audiences for our customers’ products, synchronizing their experiences across multiple personal and digital channels and decoding the performance of these interactions to adapt in real-time.

Deployment Solutions

Our deployment solutions include field-based promotional and market access solutions, field-based clinical solutions, inside sales and contact center, insight and strategy design, patient support services, training, talent sourcing, and sales operations. We provide contract field promotion teams with a broad array of capabilities, support services, and non-personal engagement solutions including tele-detailing and electronic detailing (“e-detailing”). Our field-based promotional teams are supported by recruiting and training capabilities, clinical and scientific professionals who advocate for and inform markets of novel therapies, and our customized patient behavioral models built on our proprietary insights and data-driven analytics. Services offered include market research, commercial analytics, managed markets access, biotechnology and specialty managed markets, and full-service commercialization. Our field promotion teams can be supported by our communications and consulting services.

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

Consulting Services

Our consulting services support critical decision points during a biopharmaceutical product’s lifecycle, from licensing, to product and portfolio strategy development, to drug commercialization. These services are centered on maximizing the commercial value of a client’s product pipeline, helping clinical leaders better deploy strategic resources, improve efficiency, and enhance the effectiveness of marketing and sales activities. Our overall consulting services capabilities include the following: commercial strategy development and planning; pricing and market access; medical affairs advisory; quality management and regulatory compliance advisory; and risk and program management.

Customers

We have a well-diversified customer base of over 900 customers, which includes many of the world’s largest biopharmaceutical companies, which we define as the top 50 biopharmaceutical companies measured by annual R&D spend, as well as numerous emerging and specialty biotechnology companies, medical device, and diagnostics companies. We are diversified across our segments, deriving 75% and 25% of our revenue during 2022 from our Clinical Solutions and Commercial Solutions segments, respectively.

For the year ended December 31, 2022, our revenue attributable to large biopharmaceutical companies represented approximately 55% of our total revenue and revenue attributable to SMID biopharmaceutical companies represented approximately 45%. Our top five customers accounted for approximately 24% of our revenue in 2022. Additionally, we serve customers in a variety of locations throughout the world, with approximately 60% of our 2022 revenue generated from work performed in the U.S. and Canada, 25% from Europe, the Middle East, and Africa, 12% from Asia-Pacific, and 3% from Latin America. This diversification allows us to grow our business in multiple customer segments and geographies.

Sales and Marketing

Our global team of strategic business development professionals and support staff identifies needs, designs solutions, and promotes our services to the biopharmaceutical, biotechnology, and medical device industries. In addition to significant customer engagement and development experience, many of these individuals have technical and scientific backgrounds.

Our business development organization works with our leadership team to identify, develop, and maintain key customer relationships in addition to new business development activities. Teams use an integrated, customer-focused approach to develop joint engagement plans for key accounts. For many of our largest customer relationships, dedicated strategic account management teams under our Global Client and Syneos One® groups provide account leadership to meet financial goals, align delivery with strategic goals, and promote innovation.

Competition

We operate in several highly competitive markets. Our competitors include a variety of companies providing services to the biopharmaceutical industry, including large CROs and smaller specialty CROs, large global communications holding companies, smaller specialized communications agencies, contract sales organizations, and a wide range of consulting companies. Both of our reportable segments face distinct competitors within the markets they serve. Notwithstanding competitive factors, we believe that our deep therapeutic expertise, global reach, integrated model, and operational strengths differentiate us from our competitors across both of our segments.

Clinical Solutions

Our Clinical Solutions segment competes primarily against other full-service CROs and services provided by in-house R&D departments of biopharmaceutical companies, universities, and teaching hospitals. Since 2018, large CROs have broadly taken share from smaller CROs through both scale and consolidation. This trend is likely to continue as trial complexity evolves, supporting the need for partnership and utilization of diverse capability sets. Although the CRO industry has experienced increased consolidation in the past several years, the landscape remains fragmented. We generally compete based on the following factors:

•
experience within specific therapeutic areas
•
the quality and availability of staff and services
•
the range of services provided
•
the ability to recruit principal investigators and patients into studies expeditiously
•
the ability to organize and manage large-scale, global clinical trials
•
an international presence with strategically located facilities

•
medical database management capabilities
•
the ability to deploy and integrate IT systems to improve the efficiency of contract research
•
experience with a particular customer
•
the ability to form strategic partnerships
•
speed to completion
•
financial strength and stability
•
price
•
overall value

Commercial Solutions

Our Commercial Solutions segment competes primarily against the in-house sales and marketing departments of biopharmaceutical companies, other contract pharmaceutical sales and service organizations, communications holding companies and specialized agencies, and consulting firms. We generally compete based on the following factors:

• experience within the specific therapeutic area • quality of the staff and services • creativity of the proposed solution • perceived “chemistry” with the staff to be deployed	• previous experience with a particular customer • price • overall value

Government Regulation

The biopharmaceutical industry is subject to a high degree of governmental regulation in both domestic and international markets. Regardless of the country or region in which approval is being sought, before a marketing application for a drug is ready for submission to regulatory authorities, the candidate drug must undergo rigorous testing in pre-clinical studies and clinical trials. The clinical trial process must be conducted in accordance with the Federal Food, Drug and Cosmetic Act in the U.S. and similar laws and regulations in the relevant foreign jurisdictions (e.g., the European Union Clinical Trials Regulation). These laws and regulations require the candidate drug to be tested and studied in certain ways prior to submission for approval.

Regulation of Our Clinical Solutions Segment

In the U.S., the Food and Drug Administration (“FDA”) regulates the conduct of clinical trials of drug products in human subjects, and the form and content of regulatory applications. The FDA also regulates the development, approval, manufacture, safety, labeling, storage, record keeping, import, export, distribution, advertising, sale, and marketing of drug products. The FDA has similar authority and similar requirements with respect to the clinical testing of biological products and medical devices. In the European Union (“EU”) and other jurisdictions where our customers intend to apply for marketing authorization (of drug products) or seek certification (of medical devices), similar laws and regulations apply. Within the EU, these requirements are enforced by the EMA and competent authorities of the EU member states. Additional national requirements may vary slightly from one member state to another. In Canada, clinical trials are regulated by the Health Products Food Branch of Health Canada as well as provincial regulations. Similar requirements also apply in other jurisdictions, including Australia, Japan, and other Asia-Pacific countries, where we operate or where our customers intend to apply for marketing authorization. Sponsors of clinical trials also follow the International Council on Harmonisation (“ICH”) guidelines on Good Clinical Practice (“GCP”), which are enforced by the FDA and other comparable regulatory authorities, and may be amended from time to time.

Our services are subject to various regulatory requirements designed to ensure the quality and integrity of the clinical trial process. In the U.S., we must perform our clinical development services in compliance with applicable laws, rules, and regulations, including GCP and Good Pharmacovigilance Practice, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Before a human clinical trial may begin, the manufacturer or sponsor of the investigational drug or biologic must file an investigational new drug application (“IND”) with the FDA, which contains, among other things, the results of pre-clinical tests, manufacturing information, and other analytical data. A separate submission to an existing IND must also be made for each successive clinical trial conducted during asset development. Each clinical trial conducted in the U.S. must be conducted pursuant to, and in accordance with, an effective IND. In addition, under GCP regulations, each human clinical trial we conduct is subject to the oversight of an independent institutional review board (“IRB”) which is an independent committee that has the regulatory authority to review, approve and monitor a clinical trial. The FDA, the IRB, or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the study subjects are being exposed to an unacceptable health risk.

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

Similar regulations and guidelines exist in various states and in other countries. In the EU, similarly to the U.S., the various phases of non-clinical and clinical research are subject to significant regulatory controls. Clinical trials of medicinal products (drugs, biologics, and medical devices) that support or are intended to support applications for research or marketing authorization must be conducted in accordance with applicable EU and national regulations and the ICH guidelines on GCP, which are ethical principles that have their origin in the Declaration of Helsinki. If the sponsor of a clinical trial is not established within the EU, it must appoint an EU entity to act as its legal representative for clinical trials conducted in the EU. Non-clinical studies must be conducted in accordance with the principles of good laboratory practice (“GLP”) as set forth in EU Directive 2004/10/EC.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported, and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

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

The UK left the EU on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the UK during the transition period under the terms of the EU-UK Withdrawal Agreement. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (“MHRA”) is the UK’s standalone medicines and medical devices regulator. EU laws that have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law.” However, new legislation such as the EU CTR is not applicable. The UK government has passed a new Medicines and Medical Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials, and medical devices.

We may be subject to regulatory action if we fail to comply with applicable rules and regulations. Failure to comply with certain regulations can also result in the termination of ongoing research and disqualification of data collected during the clinical trials. For example, violations of GCP could result, depending on the nature of the violation and the type of product involved, in the issuance of a warning letter, suspension or termination of a clinical study, refusal of the FDA or other comparable regulatory authorities to approve clinical trial or marketing applications or withdrawal of such applications, injunction, seizure of investigational products, civil penalties, criminal prosecutions, or debarment from assisting in the submission of new drug applications. See Part I, Item 1A, “Risk Factors – Risks Related to Our Business – If we fail to perform our services in accordance with contractual requirements, regulatory requirements, and ethical considerations, we could be subject to significant costs, liability, or regulatory enforcement actions, and our reputation could be harmed.”

We monitor our clinical trials to test for compliance with applicable laws and regulations in the U.S. and the foreign jurisdictions in which we operate. We have adopted standard operating procedures that are designed to satisfy regulatory requirements and serve as a mechanism for controlling and enhancing the quality of our clinical trials. In the U.S. and in foreign jurisdictions where we operate, our procedures were developed to ensure compliance with GCP and associated guidelines.

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

Our communications offerings are subject to all regulatory risks applicable to similar communications businesses as well as risks that relate specifically to the provision of these services to the biopharmaceutical industry. Such regulatory risks include enforcement by the FDA and the Federal Trade Commission in the U.S., Health Canada, the Department of Health in the UK, competent authorities of the EU member states, as well as state agencies and other foreign regulators enforcing laws relating to product advertising, false advertising, and unfair and deceptive trade practices. In addition to enforcement actions initiated by government agencies, there has been an increasing tendency in the U.S. and in foreign jurisdictions among biopharmaceutical companies to resort to the courts and industry and self-regulatory bodies to challenge comparative prescription drug advertising on the grounds that the advertising is false and deceptive. There continues to be an expansion of specific rules, prohibitions, media restrictions, labeling disclosures, and warning requirements with respect to the advertising for certain products.

Data Protection Regulation

We are subject to data protection laws and regulations in the countries in which we operate that address the privacy, security, and other processing of personal information. These laws and regulations govern the collection, use, handling, and disclosure of health-related and other personal information and require that we adopt and maintain reasonable and appropriate security measures that are designed to protect the confidentiality, integrity and availability of the information. These laws and regulations also typically require the adoption and maintenance of procedures that facilitate the exercise of an individual’s rights with respect to the information about them. Certain of these laws may also contain requirements relating to the location of the personal information, or the transfer of personal information from one country or region to other countries. Examples of data protection laws and regulations to which we may be subject include Canada’s Personal Information Protection and Electronic Documents Act, the EU’s General Data Protection Regulation (“EU GDPR”), the UK General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR” and, together with the EU GDPR, “GDPR”), and the California Consumer Privacy Act (“CCPA”). We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies, and e-marketing. For additional information regarding these laws and regulations and their potential impacts on our business, see Part I, Item 1A, “Risk Factors – Risks Related to Our Business – Current and proposed laws and regulations regarding the protection of personal data could result in increased risks of liability or increased cost to us or could limit our service offerings.”

Intellectual Property

We develop and use a number of proprietary methodologies, analytics, systems, technologies, and other intellectual property in the conduct of our business. We rely upon a combination of confidentiality policies, nondisclosure agreements, and other contractual arrangements to protect our trade secrets, and patent, copyright, and trademark laws to protect other intellectual property rights. We have obtained or applied for patents, trademarks, and copyright protection in the U.S. and in a number of foreign countries. Our material trademarks include Trusted Process®, PlanActivation®, QuickStart®, ProgramAccelerate®, QualityFinish®, Shortening the distance from lab to life®, Syneos One®, Dynamic Assembly®, KineticTM, Syneos Health®, and other corporate emblems. Although the duration of our intellectual property rights varies from country to country, trademarks generally may be renewed indefinitely so long as they are in use and/or their registrations are properly maintained, and so long as they have not been found to have become generic. Although we believe that the ownership of trademarks is an important factor in our business and that our success does depend in part on the ownership thereof, we rely primarily on the innovative skills, technical competence, and marketing abilities of our employees. We do not have any material patents, licenses, franchises, or concessions.

Human Capital Resources

As of December 31, 2022, we had 29,395 employees. Of these, 28,768 employees were regular and 627 were temporary. An additional 416 contingent workers provided services for us.

Our Culture and Values. Our culture remains the cornerstone of all our human capital programs. Our shared purpose, Shortening the distance from lab to life®, aligns our employees and the customers we serve. This environment is fueled by a belief in caring for our collective well-being, which we refer to as Total Self. This belief enables employees to be their authentic selves at work, fostering a diverse, equitable, and inclusive culture where employees are empowered.

Safety and Health. The safety, health, and welfare of our employees are paramount to us. Our global Health and Safety team, with regional and operational expertise, provides for the health and safety of our employees, regardless of where they work or what they do. To support our Health and Safety professionals, we have selected and are implementing a software toolset to support our health and safety efforts. This newly organized team and new toolsets will enable our Health and Safety program to be metrics based with targeted improvements, both as the regulatory environment changes and year over year.

We have also activated our Business Continuity and Crisis Response team to help cultivate the safety of our employees in conflict zones across the world, particularly in Ukraine. This team began its work in December of 2021 and was fully prepared to offer employees support in an effort to promote safety for themselves and their families. These efforts include financial and relocation assistance, alternative working arrangements, information sharing from our intelligence partners (such as near real time border crossing wait times and procedures), and direct access to the Business Continuity and Crisis Response team to ensure employees’ needs are met to the best of our ability. We continue to provide this support to ensure our employees have the highest level of care that we can provide as an organization.

Diversity, Equity, and Inclusion (“DE&I”). We strive to lead our industry in our DE&I efforts both internally and externally. We believe that addressing complex healthcare challenges requires contributions from diverse viewpoints and an inclusive, equitable space where our employees can achieve their highest potential. We strive to foster a work environment that includes and embraces racial, ethnic, and gender diversity and other individual differences. Our policies prohibit unlawful discrimination based on race, color, creed, gender, religion, marital status, age, national origin or ancestry, genetic information, physical or mental disability, medical condition, sexual orientation, gender expression or identity, or any other characteristic protected by applicable law. The emphasis placed on DE&I by us and by our Board of Directors (“Board”) is demonstrated by the inclusion of DE&I updates and metrics in the materials for each regular meeting of the Compensation and Management Development Committee of the Board. In 2022, we also created an internal Diversity Action Collab, a peer-to-peer knowledge-sharing forum led by the Chief Scientific Officer, and an external DE&I Advisory Council where we provide our customers with actionable insights and top-tier expertise to navigate complex regulatory guidelines and mandates, and achieve corporate, healthcare, and other business initiatives.

As of December 31, 2022, 68% of our total workforce, 66% of our global new hires, and 57% of our global management roles at the Director level and above identify as women. As of December 31, 2022, 34% of our U.S. workforce, 38% of our U.S. new hires, and 22% of our U.S. management roles at the Director level and above identified as part of a traditionally underrepresented racial or ethnic group. Our DE&I strategy is managed by our DE&I Council, which oversees and strategically plans for diversity and inclusion within our organization under three pillars of focus: People, Customer, and Community.

Throughout 2022, we grew our existing Employee Resource Group (“ERGs”) ecosystem across the globe to eight ERGs and one business community: Asian, Black, ConeXion (for our LatinX community), Developing Professionals (for both early and progressing talent), LGBTQIA+, Persons with Disabilities, Women, Veterans, and RISE (Realizing Inclusivity & Success through Inclusivity) within our commercial business. These ERGs further honor our equitable and inclusive Total Self environment by building, supporting, and creating visibility and engagement opportunities for our internal communities.

We maintain a zero-tolerance policy on discrimination and harassment and have several programs under which employees can report incidents in good faith confidentially or anonymously, and without fear of reprisal.

Recruitment, Retention and Development. The primary ways we recruit and retain employees are by (1) providing compensation and benefits that are competitive in our industry and in local labor markets, (2) designing our leadership and development programs to support our culture and values while preparing our people for the future, and (3) maintaining an effective service delivery model conducive to work-life balance and employee needs.

Our Global Talent Acquisition team leverages numerous resources including industry networks, online and social media platforms, university relations, and industry-focused career events to source talent for open positions. Candidates are thoroughly screened and evaluated against job-specific skills, experience, and education criteria. We continuously work at improving our candidate experience, which has been recognized seven times with a North American Candidate Experience Award, awarded by the Talent Board for excellence in Talent Acquisition.

In 2021, we introduced our Enabling our Talent Advantage (“ETA”) program that concentrates on increased demand for clinical resources with an ultimate focus on our talent acquisition and retention strategies. In 2022, the ETA program has resulted in a new agile talent acquisition operating model, identified opportunities for automation that elevate candidate and hiring manager experiences, and developed external talent community strategies that deliver real-time talent pools for critical in-demand skill sets. In addition, the ETA program has improved our internal mobility policy, developing feeder pools for key roles in support of our early talent strategy and developing a line manager curriculum to better and more simply equip managers to support our workforce. As an operational example of the ETA program’s impact, in the first six months of 2022, we successfully recruited, hired, and integrated approximately 500 entry level CRA’s (“CRA I’s”), dramatically expanding our site monitoring capabilities and preparedness.

We offer extensive, award-winning training programs that provide regulatory, business, foreign language, leadership, and management training and other opportunities for professional and personal development. As part of our empowered employee experience, we offer a suite of tools to assist employees to own their careers and aim to reach their highest professional potential. As an organization with services spanning clinical and commercial as well as numerous corporate functions, we encourage and enable internal mobility to support retention.

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

Listening to our Employees. We are an agile and continuous learning organization, listening to employees at all levels – particularly at key moments that matter – and harvesting actionable insights to shape the employee experience. A key element of our listening strategy includes purposeful pulse surveys designed to check on key audiences at key moments. Overall, our listening includes our employee engagement survey and regular employee lifecycle surveys, including onboarding (following the first week and at 90 days of employment) and exit surveys. Ultimately, we leverage these insights to inform and improve our employee programs and services.

Information about our Directors & Executive Officers

The following information with respect to our Board and executive officers is presented as of February 15, 2023:

Name	Age	Position at Syneos Health	Principal Employment
John M. Dineen	59	Independent Chair of the Board	Operating Advisor to Clayton, Dubilier & Rice LLC, an investment firm
Michelle Keefe	56	Chief Executive Officer and Director	Same
Barbara W. Bodem	55	Independent Director	Former Interim Chief Financial Officer at Dentsply Sirona Inc. (Nasdaq: XRAY), a dental equipment manufacturer and dental consumables producer
Bernadette M. Connaughton	64	Independent Director	Former President, China, Latin America, Central and Eastern Europe and Middle East at Bristol-Myers Squibb Company, a pharmaceutical company
Linda A. Harty	62	Independent Director	Former Vice President, Treasurer at Medtronic plc (NYSE:MDT), a global company specializing in medical technology, services, and solutions
William E. Klitgaard	70	Independent Director	Former Operating Advisor at Avista Capital Partners, a private equity firm focused on healthcare
Kenneth F. Meyers	61	Independent Director	President at Ken Meyers Associates LLC, an executive coaching firm
Matthew E. Monaghan	55	Independent Director	Former President, Chief Executive Officer and Chair of the board of directors at Invacare Corporation (NYSE: IVC), a medical device manufacturer for the home and long-term healthcare markets
David S. Wilkes, M.D.	66	Independent Director	Co-Founder and the Chief Scientific Officer at ImmuneWorks Inc., a biotechnology start-up company
Alfonso G. Zulueta	60	Independent Director	Former President, International Business Unit at Eli Lilly and Company (NYSE: LLY), a pharmaceutical company
Jason Meggs	47	Chief Financial Officer	Same
Michael Brooks	49	Chief Operating Officer	Same
Christian Tucat	53	Chief Business Officer	Same
Jonathan Olefson	47	General Counsel and Corporate Secretary	Same

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

Risks Related to Our Business

If we do not generate a sufficient number of new business awards, or if new business awards are delayed, terminated, reduced in scope, or fail to go to contract, our business, financial condition, results of operations, or cash flows may be materially adversely affected.

Our business is dependent on our ability to generate new business awards from new and existing customers and maintain existing customer contracts. Our inability to generate new business awards on a timely basis and subsequently enter into contracts for such awards could have a material adverse effect on our business, financial condition, results of operations or cash flows. For example, in our Clinical Solutions segment, we have experienced lower flow of requests for proposals. In the SMID market specifically, we have also experienced delays in award decisions. For larger pharmaceutical companies specifically, we have started experiencing slower pipelines. These headwinds have been caused by the current macroeconomic conditions and our ability to win repeat business, among other factors.

There is risk of cancelability in both the clinical and commercial businesses. The time between when a clinical study is awarded and when it goes to contract is typically several months, and prior to a new business award going to contract, our customer can cancel the award without notice. Once an award goes to contract, the majority of our customers can terminate the contract without cause with a notice period that generally ranges from 30 to 90 days. Our contracts have been and may in the future be delayed or terminated by our customers or reduced in scope for a variety of reasons, including factors beyond our control, including but not limited to:

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
•
challenges with customer engagement or satisfaction;
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

The rate at which our backlog converts to revenue may vary over time. The revenue recognition on larger, more global projects could be slower than on smaller, more regional projects for a variety of reasons, including, but not limited to, an extended period of negotiation between the time the project is awarded to us and the actual execution of the contract, as well as an increased time frame for obtaining the necessary regulatory approvals. In addition, we provide certain services to our customers before they pay us. There is a risk that we may initiate a clinical trial or commercial offering for a customer, and the customer subsequently becomes unwilling or unable to fund the completion of the services. In such a situation, we may have a risk of non-payment or non-collection on invoicing. Additionally, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the services, we may be legally or ethically bound to complete or wind down the services at our own expense.

Our backlog as of December 31, 2022 was $10.13 billion, a decrease from $11.43 billion as of December 31, 2021. A decrease in backlog may lead to lower revenue. Although an increase in backlog will generally result in an increase in revenues over time, an increase in backlog at a particular point in time does not necessarily correspond directly to an increase in revenues during any particular period, or at all. The extent to which contracts in backlog will result in revenue depends on many factors, including, but not limited to, delivery against project schedules, scope changes, customer engagement and satisfaction, contract terminations, and the nature, duration, and complexity of the contracts, and can vary significantly over time.

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

The COVID-19 pandemic and associated economic repercussions have adversely impacted our business and results of operations, and the ongoing COVID-19 pandemic or other pandemics or outbreaks of disease may do so in the future.

The ongoing COVID-19 pandemic and associated economic repercussions have significantly impacted, and may continue to impact, our business and our operations. Other pandemics or outbreaks of disease may have similar impacts in the future. With the spread of COVID-19 variants, the ongoing impacts of the COVID-19 pandemic could continue to adversely impact our business and results of operations in a number of ways, including but not limited to:

•
delays or difficulties in commencing new and operating ongoing clinical trials:
•
restrictions on the ability of our field teams to visit HCPs and difficulty securing appropriate PPE and testing and other tools required for client-facing engagements and visits to sites/HCPs;
•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials, as well as the reduction of our customers’ operating budgets;
•
interruption of key clinical trial activities, such as clinical trial site data monitoring, due to social distancing requirements, quarantine and isolation protocols or interruption of clinical trial subject visits and study procedures, which may impact the collection and integrity of study data and ability to measure clinical trial endpoints;
•
business disruptions at our customers;
•
limitations on our employee resources;
•
diversion of management resources; and
•
impacts from prolonged remote work arrangements, such as strains on our business continuity plans, cybersecurity risks, and inability of certain employees to perform their work remotely.

These and other impacts of the ongoing COVID-19 pandemic or other pandemics or outbreaks of disease could also have the effect of heightening many of the other risk factors included below in this Item 1A. In addition, the continued prevalence of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. This volatility and uncertainty has adversely affected our stock price, and may again adversely affect our stock price in the future.

Our customer or therapeutic area concentration may have a material adverse effect on our business, financial condition, results of operations, or cash flows.

If any large customer decreases or terminates its relationship with us, our business, financial condition, results of operations or cash flows could be materially adversely affected. In particular, our large pharma customer base is smaller than our peers and the loss of one large pharma customer may have an outsize impact on our results of operations or cash flows as compared to our peers. For the year ended December 31, 2022, our top ten customers, based on revenue, accounted for approximately 36% of our consolidated revenue and our top ten Clinical Solutions customers, based on backlog, accounted for approximately 40% of our total backlog. No single customer accounted for greater than 10% of our total consolidated revenue for the years ended December 31, 2022, 2021, and 2020. It is possible that an even greater portion of our revenues will be attributable to a smaller number of customers in the future, including as a result of our entering into strategic provider relationships with customers. Also, consolidation in our potential customer base results in increased competition for important market segments and fewer available customer accounts.

A significant concentration of our customers are categorized as SMID companies, which represented approximately 45% of our revenue for the year ended December 31, 2022. Economic conditions that adversely impact this customer group may have a disproportionate effect on our results of operations or cash flows as compared to our peers. In particular, a portion of our SMID customer base is pre-revenue companies that do not generate cash flows from operations and is reliant on outside funding sources, which may be limited in a recessionary environment. Additionally, conducting multiple clinical trials for different sponsors in a single therapeutic class involving drugs with the same or similar chemical action may adversely affect our business if some or all of the trials are canceled because of new scientific information or regulatory judgments that affect the drugs as a class.

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

A key element of our growth strategy is increasing our market share within the biopharmaceutical services market, the clinical development market and in the geographic markets in which we operate. In addition, we continue to invest in expanding new services such as our medical affairs offerings and technology-enabled services. If we successfully grow our market share within the biopharmaceutical services and clinical development markets and as we make investments in growing our newer service offerings, we might not have or adequately build the competencies necessary to perform our services satisfactorily or may face increased competition. If we are unable to succeed in increasing our market share or realize the benefits of our investments in our new service offerings, we may be unable to implement this element of our growth strategy, and our ability to grow our business or maintain our operating margins could be adversely affected.

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

As the breadth and complexity of our information systems continue to grow, we will increasingly be exposed to the risks inherent in maintaining the stability of our legacy systems due to prior customization, attrition of employees or vendors involved in their development, and obsolescence of the underlying technology, as well as risks from external cybersecurity attacks or data breaches on multi-national companies, usage errors by our employees, and software bugs. Because certain customers, clinical trials, and other long-term projects depend upon these legacy systems, we also face an increased level of embedded risk in maintaining the legacy systems and limited options to mitigate such risk. We are also exposed to risks associated with the availability of all our information systems, including:

•
disruption, impairment or failure of data centers, telecommunications facilities or other key infrastructure platforms, including those maintained by our third-party vendors;
•
security breaches of, cyberattacks on, and other failures or malfunctions in our information technology (“IT”) systems, including our employee data and communications, critical application systems or their associated hardware, software, and databases;
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

The materialization of any of these risks may impede the processing of data, the delivery of databases and services, and the day-to-day management of our business and could result in the corruption, loss, or unauthorized disclosure of proprietary, confidential, or other data. In addition, a security breach could require that we expend substantial additional resources related to the security of our technical infrastructure, databases, and services, diverting resources from other projects and disrupting our business. Despite any precautions we take, our IT systems and those of our third-party vendors, strategic partners, and other contractors are vulnerable to attack, damage, or interruption from fire, floods, hurricanes, power loss, telecommunications failures, computer viruses, break-ins, hacking, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors, or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.

Corruption or loss of data may result in the need to repeat a project at no cost to the customer, but at significant cost to us, the termination of a contract, civil or criminal enforcement actions and penalties, or damage to our reputation. Additionally, significant delays in system enhancements or inadequate performance of new or upgraded systems once completed could damage our reputation and harm our business. Finally, long-term disruptions in the infrastructure caused by events such as natural disasters, the outbreak of war, the escalation of hostilities and acts of terrorism, particularly involving cities in which we have offices, and cyberattacks such as those recently faced by other multi-national companies could adversely affect our businesses. As our business continues to expand globally, these types of risks may be further increased by instability in the geopolitical climate of certain regions, underdeveloped and less stable utilities and communications infrastructure, and other local and regional factors. Although we carry property, cyber incident, and business interruption insurance that we believe is customary for our industry, our coverage might not be adequate to compensate us for all losses that may occur.

We have been and expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we internally or externally develop for our customers. We also rely on service providers for certain information systems who have experienced attempts to gain such unauthorized access. In addition, we and our service providers may be susceptible to physical or computer-based attacks by terrorists, nation states, or hackers due to our role in the biopharmaceutical service industry. Bad actors may be motivated by a desire to access or steal our or our clients’ intellectual property. These concerns about security are increased when information is transmitted over the Internet. Increased frequency of remote work may increase the risk of such attacks. If such attacks are not detected immediately, their effect could be compounded. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. To date these attacks have not had a significant impact on our operations or financial results. However, successful attacks in the future could result in negative publicity, significant remediation and recovery costs, legal liability and damage to our reputation and could have a material adverse effect on our financial condition, results of operations, and cash flows. We maintain cyber insurance; however, this insurance may not be sufficient to cover the financial, legal, business, or reputational losses that may result from an interruption or breach of our systems.

Additionally, we rely on service providers for the timely transmission of information across our global data network. If a service provider fails to provide the communications capacity or services we require for similar reasons, the failure could interrupt our services. Because of the centrality of our processing systems to our business, any interruption or degradation could adversely affect the perception of our brands’ reliability and harm our business. If a service provider experiences the unauthorized disclosure of sensitive or confidential data they are processing on our behalf, whether through systems failure or employee actions, cyberattacks, fraud, or misappropriation, it could damage our reputation and cause us to lose customers. Similarly, such disclosure could result in negative publicity, significant remediation and recovery costs, legal liability, and damage to our reputation, and could have a material adverse effect on our financial condition, results of operations, and cash flows. In addition, contractual indemnity, the service provider’s liability insurance and our liability insurance might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks, and other related breaches.

Our business is subject to international economic, political, and other risks that could have a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation.

We have operations in many foreign countries, including, but not limited to, countries in the Asia-Pacific region, Europe, Latin America, and the Middle East and Africa. As of December 31, 2022, approximately 60% of our workforce was located outside of the U.S., and for the fiscal year ended December 31, 2022, approximately 44% of our revenue was earned from work performed outside of the U.S. Our international operations are subject to risks and uncertainties inherent in operating in these regions, including:

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
•
the U.S. or other countries could enact legislation or impose regulations or other restrictions, including unfavorable labor regulations, tax policies, data protection regulations, trade rules and regulations, or economic sanctions, which could have an adverse effect on our ability to conduct business in or expatriate profits from the countries in which we operate;

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

•
changes in political and economic conditions, including the war in Ukraine and political and trade tensions between the U.S. and China, may lead to changes in the business environment in which we operate, changes in inflation and foreign currency exchange rates, and delays or disruptions to the ability to conduct clinical trials or other business, and if such changing political or economic conditions escalate or spill over to or otherwise impact additional regions, they could heighten many of the other risk factors included in this Item 1A;
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

For example, the war in Ukraine has not had a material impact on our revenue to date; however, that could change depending on the magnitude of the conflict and the imposition of additional sanctions by the U.S. and other countries or the spread of the conflict to surrounding areas. Banking and economic sanctions imposed on Russia continue to present challenges to clinical trials. We are monitoring these sanctions to ensure we are in compliance and we are adapting our operations to address both the sanctions and the increasing logistical challenges of conducting trials in Russia. At this time, we are continuing to service patients in Ukraine and Russia in existing trials where possible. Any impacts to our revenue are expected to be temporary in nature as we work with customers to explore alternate sources of recruiting new patients, including potentially activating sites in other regions.

These risks and uncertainties could negatively impact our ability to, among other things, perform large, global projects for our customers. Furthermore, our ability to deal with these issues could be affected by applicable U.S. laws. Any such risks could have an adverse impact on our business, financial condition, results of operations, cash flows, or reputation.

Governmental authorities may question our intercompany transfer pricing policies or change their laws in a manner that could increase our effective tax rate, prevent us from being able to rely on favorable tax regimes, or otherwise harm our business.

As a U.S. company doing business in international markets through subsidiaries, we are subject to both U.S. and foreign tax and intercompany pricing laws, including those relating to the flow of funds between legal entities in various international jurisdictions. Tax authorities in the U.S. and in international markets have the right to examine our corporate structure and how we account for intercompany fund transfers. If such authorities challenge our corporate structure, transfer pricing mechanisms or intercompany transfers and the resulting assessments are upheld, our operations may be negatively impacted, and our effective tax rate may increase. Tax rates vary from country to country and if a tax authority determines that our profits in one jurisdiction should be increased, we might not be able to realize the full tax benefits in the event we cannot utilize all foreign tax credits that are generated, or we do not realize a compensating offsetting adjustment in another taxing jurisdiction. The effects of either would increase our effective tax rate. The U.S. or other jurisdictions may also change their tax laws from time to time, which could cause our effective tax rate to increase or decrease. For example, the U.S. Congress recently enacted the Inflation Reduction Act of 2022, which was signed into law by President Biden on August 16, 2022. Among other things, the Inflation Reduction Act provided funding for increased tax enforcement, imposed a 1% excise tax on certain share repurchases by publicly traded corporations, and imposed a 15% minimum tax on certain large corporations. We are unable to predict whether or when any other tax changes will be enacted.

The UK R&D tax relief regime has in recent years been, and continues to be, subject to review and amendment. On July 21, 2022, draft legislation was published setting out, among other things, details of proposed restrictions that (if enacted) could limit our ability (except in limited circumstances) to make claims under the existing relief programs with respect to accounting periods beginning on or after April 1, 2023 for expenditures incurred on foreign sub-contracted R&D work and externally provided workers that are not paid through UK payroll. These and other potential future changes to the UK research and development tax relief regime may limit the extent to which we qualify and can make claims under the regime.

Additionally, the Organization for Economic Cooperation and Development has issued certain guidelines regarding base erosion and profit shifting. As these guidelines continue to be formally adopted by separate taxing jurisdictions, we may need to change our approach to intercompany transfer pricing in order to maintain compliance under the new guidelines. Our effective tax rate may increase or decrease depending on the current location of global operations at the time of the change. Finally, we might not always be in compliance with all applicable customs, exchange control, Value Added Tax, and transfer pricing laws despite our efforts to be aware of and to comply with such laws. If these laws change, we may need to adjust our operating procedures and our business could be adversely affected.

Upgrading the information systems that support our operating processes and evolving the technology platform for our services pose risks to our business.

Continued efficient operation of our business requires that we implement standardized global business processes and evolve our information systems to enable this implementation, especially in the course of integrating acquired businesses into our company. We are in the process of upgrading our enterprise resource planning software globally. Our inability to effectively manage the implementation of new information systems or upgrades and adapt to new processes designed into these new or upgraded systems in a timely and cost-effective manner may result in disruption to our business and negatively affect our operations.

We have entered into agreements with certain vendors to provide systems development, integration, and hosting services that develop or license to us IT platforms and capacity for programs to optimize our business processes. If such vendors or their products fail to perform as required or if there are substantial delays in developing, implementing, securing, and updating our IT platforms, our customer delivery may be impaired, and we may have to make substantial further investments, internally or with third parties, to achieve our objectives. For example, we rely on an external vendor to provide the clinical trial management software used in managing the completion of our customer clinical trials. If that externally provided system is not properly maintained, we might not be able to meet the obligations of our contracts or may need to incur significant costs to replace the system or capability. Additionally, our progress may be limited by parties with existing or claimed patents who seek to enjoin us from using preferred technology or seek license payments from us.

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

Failure to meet objectives of our internal business transformation initiatives could adversely impact our competitiveness and harm our operating results.

We are pursuing business transformation and optimization initiatives to improve customer engagement, increase innovation, and improve operating efficiencies and employee engagement. As part of these initiatives, we seek to enhance our productivity, flexibility, quality, delivery, and cost savings by investing in the development and implementation of global platforms and the integration of our business processes and functions to drive economies of scale, including through the use of business process outsourcing, application and technology development, and the introduction of optimized business delivery models. These initiatives may not yield their intended gains, or be completed in a timely manner. This may impact our competitiveness and our ability to meet our growth objectives and, as a result, could materially and adversely affect our business, operating results, and financial condition.

If we fail to perform our services in accordance with contractual requirements, regulatory requirements, and/or ethical considerations, we could be subject to significant costs, liability, or regulatory enforcement actions, and our reputation could be harmed.

We contract with biopharmaceutical companies to perform a wide range of services to assist them in bringing new drugs, biologics and medical devices to market and to support the commercial activity of products already in the marketplace. Our services include monitoring clinical trials, data and laboratory analysis, project management, patient recruitment, safety reporting, product launch consulting, product deployment solutions, advertising, publications, and medical communications, and other related services. Such services are complex and subject to contractual requirements, regulatory standards, and ethical considerations. For example, we must adhere to applicable regulatory requirements such as those required by the FDA, the EMA and the competent authorities of the member states of the EU, and the MHRA in the UK, including those laws and regulations governing the promotion, sales, and marketing of biopharmaceutical products, and GCP requirements, which govern, among other things, the design, conduct, performance, monitoring, auditing, recording, analysis, and reporting of clinical trials. Once initiated, clinical trials must be conducted pursuant to and in accordance with the applicable investigational new drug/device application or clinical trial application, the requirements of the relevant institutional review boards or ethics committees, and GCP requirements. For studies involving controlled substances, we are also subject to regulation by the Drug Enforcement Administration (“DEA”) which regulates the distribution, recordkeeping, handling, security, and disposal of controlled substances. If we fail to perform our services in accordance with applicable requirements, regulatory agencies may take action against us or our customers. Such actions may include sanctions such as injunctions or refusal of such regulatory authorities to grant marketing approval of products, imposition of clinical holds or delays, suspension or withdrawal of approvals, rejection of data collected in studies, license revocation, product seizures or recalls, operational restrictions, civil or criminal penalties or prosecutions, damages, or fines. Additionally, there is a risk that actions by regulatory authorities, if they result in significant inspectional observations or other measures, could harm our reputation and cause customers not to award us future contracts or to cancel existing contracts. Customers may also bring claims against us for breach of our contractual obligations, and patients in the clinical trials and patients taking drugs/using devices approved on the basis of those trials may bring personal injury claims against us. Any such action could have a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation.

Such consequences could arise if, among other things, the following occur:

Improper performance of our services. The performance of our clinical development and other biopharmaceutical services is complex and time-consuming. For example, we may make mistakes in conducting a clinical trial that could negatively impact or obviate the usefulness of the clinical trial or cause the results of the clinical trial to be reported improperly. If the clinical trial results are compromised, we could be subject to significant costs or liability, which could have an adverse impact on our ability to perform our services and our reputation could be harmed. For example:

•
significant non-compliance generally could result in the termination of ongoing clinical trials or the disqualification of data for submission to regulatory authorities;
•
compromise of patient safety and/or the scientific integrity of the trial could require us to repeat the clinical trial under the terms of our contract at no further cost to our customer, but at a substantial cost to us; and
•
material breach of a contractual term could result in liability for damages or termination of the contract.

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

Insufficient customer funding to complete services. As noted above, clinical trials can cost hundreds of millions of dollars. There is a risk that we may initiate a clinical trial or commercial offering for a customer, and then the customer becomes unwilling or unable to fund the completion of the service. In such a situation, we may have a risk of non-payment or non-collection on invoicing. Additionally, notwithstanding the customer’s ability or willingness to pay for or otherwise facilitate the completion of the service, we may be legally or ethically bound to complete or wind down the services at our own expense. This risk is heightened in a recessionary or weak funding environment for our customers, who may be unable to raise or expend funds necessary to complete a trial, and our services may account for large portions of their budgets. Our SMID customer base, some of which are in pre-revenue operational positions, may experience heightened exposure during this environment.

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

Unfavorable economic conditions have had and could in the future have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Unfavorable economic conditions and other adverse macroeconomic factors on global and domestic markets have, and could in the future result, among other matters, in tightening in the credit and capital markets, high levels of inflation, low liquidity, and volatility in fixed income, credit, currency, and equity markets. Such conditions impacted our results during the year ended December 31, 2022 and could continue to negatively impact our business, financial condition, results of operations, or cash flows in the future. For example, our customers might not be able to raise money to conduct existing clinical trials, or to fund new drug development and related future clinical trials, particularly given a portion of our SMID customer base are pre-revenue companies that do not generate cash flows from operations. Resource-sharing customers may also scale back commercial support for their products. In addition, economic or market disruptions could negatively impact our vendors, contractors, or principal investigators which might have a negative effect on our business.

The cost of providing our services has risen in recent years and is likely to continue to rise while inflation remains elevated. Competition and fixed price contracts may limit our ability to maintain existing operating margins. Some competitors have greater resources than us to sustain periods of marginally profitable or unprofitable sales. Costs increasing more rapidly than market prices may reduce profitability and may have a material adverse impact on our business and results of operations.

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

Our success substantially depends on the collective performance, contributions, and expertise of our senior management team and other key personnel including qualified management, professional, scientific, and technical operating staff, and business development personnel, particularly as we integrate acquired businesses into our company. There is significant competition for qualified personnel, particularly those with higher educational degrees, in the biopharmaceutical and related services industries. In the year ended December 31, 2021, and to a lesser degree in the year ended December 31, 2022, we experienced increased employee turnover and challenges due to the current industry-wide labor shortage and resulting competition to retain and attract qualified personnel. In addition, the close proximity of some of our facilities to offices of our major competitors could adversely impact our ability to successfully recruit and retain key personnel. The departure of any key executive, or our inability to continue to identify, attract and retain qualified personnel or replace any departed personnel in a timely fashion, has impacted and may in the future impact our ability to grow our business and compete effectively in our industry and might negatively affect our business, financial condition, results of operations, cash flows, or reputation.

We intend to outsource certain functions, which will make us more dependent upon third parties and may adversely impact our ability to recruit and retain experienced personnel.

As part of our transformation initiatives, we intend to outsource certain administrative functions, including functions related to accounts payable, procurement, human resources operations, data analytics, and corporate IT, among others. As a result, we expect to rely on third parties to ensure that our staffing needs are appropriately met. This reliance subjects us to risks arising from the loss of control over outsourced processes and functions, changes in pricing that may affect our operating results, and potentially, termination of these services by our outsourcing suppliers. A failure of our service providers to perform services in a satisfactory manner may have a significant adverse effect on our business operations. These outsourcing and transformation initiatives could result in potential adverse effects on employee capabilities and our continued ability to recruit, hire, retain, and motivate highly skilled personnel. Such events may impact our ability to grow our business and compete effectively in our industry and might negatively affect our business, financial condition, results of operations, cash flows, or reputation.

Foreign currency exchange rate fluctuations may have a material adverse effect on our financial condition, results of operations, and cash flows.

Approximately 23% of our revenue for the year ended December 31, 2022 was denominated in currencies other than the U.S. dollar and 34% of our direct and operating costs are incurred in countries with functional currencies other than the U.S. dollar. Our financial statements are reported in U.S. dollars and changes in foreign currency exchange rates could significantly affect our financial condition, results of operations, or cash flows. Our primary exposure to fluctuations in foreign currency exchange rates is related to the following risks:

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
•
uncertain tax positions;
•
changes in tax laws in various taxing jurisdictions, including interpretations and regulations related to the Tax Cuts and Jobs Act and the Inflation Reduction Act;
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

We develop, use, and protect our proprietary methodologies, analytics, systems, technologies, and other intellectual property. Existing laws of the various countries in which we provide services offer only limited protection of our intellectual property rights, and the protection in some countries may be very limited. We rely upon a combination of trade secrets, confidentiality policies, nondisclosure agreements, and other contractual arrangements, as well as patent, copyright, and trademark laws, to protect our intellectual property rights. These laws are subject to change at any time and certain agreements might not be fully enforceable, which could further restrict our ability to protect our innovations. Our intellectual property rights might not prevent competitors from independently developing services similar to or duplicative of ours or alleging infringement of their intellectual property rights in certain jurisdictions. The steps we take in this regard might not be adequate to prevent or deter infringement or misappropriation of our intellectual property or claims against us for alleged infringement or misappropriation by competitors, former employees, or other third parties. Furthermore, we might not be able to detect unauthorized use of, or take appropriate and timely steps to enforce, our intellectual property rights. Enforcing our rights might also require considerable time, money, and oversight, and we might not be successful in enforcing our rights.

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
•
difficulties retaining and integrating acquired personnel and distinct cultures into our business and fully leveraging the benefits of such acquisitions; and
•
the potential loss of key employees, customers, or projects.

We may also spend time and money investigating and negotiating with potential acquisition targets but not complete the transaction. Any acquisition could involve other risks, including, among others, the assumption of additional liabilities and expenses, difficulties and expenses in connection with integrating and leveraging the acquired companies and achieving the expected benefits, issuances of potentially dilutive securities or interest-bearing debt, loss of key employees of the acquired companies, transaction expenses, diversion of management’s attention from other business concerns, and, with respect to the acquisition of international companies, the inability to overcome differences in international business practices, language and customs. Our failure to successfully integrate potential future acquisitions could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Stockholder activism could disrupt our business, cause us to incur significant expenses, hinder execution of our business strategy, and impact our stock price.

We may in the future be subject to stockholder activism, which can arise in a variety of predictable or unpredictable situations, and can result in substantial costs and divert management’s and our Board’s attention and resources from our business. Additionally, stockholder activism could give rise to perceived uncertainties as to our long-term business, financial forecasts, future operations, and strategic planning, harm our reputation, adversely affect our relationships with our business partners, and make it more difficult to attract and retain qualified personnel. We may also be required to incur significant fees and other expenses related to activist matters, including for third-party advisors that would be retained by us to assist in navigating activist situations. Our stock price could fluctuate due to trading activity associated with various announcements, developments, and share purchases over the course of an activist campaign or otherwise be adversely affected by the events, risks, and uncertainties related to any such stockholder activism.

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

As of December 31, 2022, our goodwill and net intangible assets were valued at $5.58 billion, which constituted approximately 68% of our total assets.

Our goodwill is principally related to the acquisition of inVentiv completed in August 2017. Goodwill is tested for impairment at the reporting unit level, which is one level below the operating segment level. This test requires us to determine if the implied fair value of the reporting unit’s goodwill is less than its carrying amount. The impairment analysis requires significant judgments, estimates and assumptions. There is no assurance that the actual future earnings or cash flows of the reporting units will not decline significantly from the projections used in the impairment analysis. Goodwill impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment or industry, deterioration in our performance or our future projections, or changes in plans for one or more of our reporting units. As of December 31, 2022, our goodwill is assigned to four reporting units. We completed our annual impairment test as of October 1, 2022 for all of our reporting units and concluded that there were no impairments. However, during the fourth quarter of 2022, we performed a quantitative analysis for our Communications reporting unit, which had a goodwill balance of $529.1 million as of December 31, 2022. We concluded that the estimated fair value of our Communications reporting unit exceeded its carrying value by approximately $19.0 million, or 3%, and therefore no impairment existed. Given this small excess in the estimated fair value over the carrying value, the Company may be at increased risk of a non-cash impairment charge in the future.

Intangible assets consist of customer relationships, acquired backlog, trade names, trademarks, patient communities, and acquired technologies. We review intangible assets at the end of each reporting period to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of the assets might not be recoverable. If such facts and circumstances exist, we assess the recoverability of identified assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives to their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets and occur in the period in which the impairment determination was made. We have experienced material impairment losses in the past, and could experience additional material impairment losses in the future. The process of testing intangible assets for impairment involves numerous judgments, assumptions, and estimates made by management including expected future profitability, cash flows, and the fair values of assets and liabilities, which inherently reflect a high degree of uncertainty and may be affected by significant variability. If the business climate deteriorates, then actual results may not be consistent with these judgments, assumptions, and estimates, and our intangible assets may become impaired in future periods. Various factors could reasonably be expected to unfavorably impact the assumptions underlying our impairment analysis, including delays in awards and the related delay in revenue, increases in termination activity, continued deterioration of macroeconomic conditions, or increases in operating costs. The deterioration of the business climate or other unanticipated changes to our business and any potential impairment losses caused as a result of such changes could in turn have an adverse impact on our business, financial condition, and results of operations.

We face risks arising from the restructuring of our operations, which could adversely affect our financial condition, results of operations, cash flows, or business reputation.

From time to time, we have implemented certain cost savings initiatives to improve operating efficiency through various means, including: (i) the reduction of overcapacity, primarily in our costs of services (billable) function; (ii) elimination of non-billable roles; and (iii) the consolidation or other realignment of our resources. During the year ended December 31, 2022, we recognized approximately $33.5 million of employee severance costs, facility closure and lease termination costs of $19.1 million, and $4.0 million of other costs related to optimizing our resources worldwide.

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

The failure of third parties to provide us support services could adversely affect our business, financial condition, results of operations, cash flows, or reputation.

We depend on third parties for support services vital to our business. Such support services include, but are not limited to, IT services, laboratory services, third-party transportation and travel providers, freight forwarders and customs brokers, drug depots and distribution centers, suppliers or contract manufacturers of drugs for patients participating in clinical trials, and providers of licensing agreements, maintenance contracts, or other services. In addition, we also rely on third-party CROs and other contract clinical personnel for clinical services in regions where we have limited resources, in cases where demand cannot be met by our internal staff, or in cases where such third-party CROs can provide services more efficiently. The failure of any of these third parties to adequately provide us critical support services could have a material adverse effect on our business, financial condition, results of operations, cash flows, or reputation.

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

There has been increasing public focus by investors, customers, environmental activists, the media, and governmental and nongovernmental organizations on a variety of environmental, social, and other sustainability matters. As an organization, we understand the importance of our role in lessening our environmental footprint and supporting positive social impact. We established a cross-functional team to make commitments relating to sustainability matters that affect us, including the design and implementation of specific risk mitigation strategic initiatives relating to sustainability. In light of the importance of this to our culture, as well as internal and external stakeholders, if we are not effective in addressing environmental, social and other sustainability matters affecting our business, or setting and meeting relevant sustainability goals, our reputation and financial results may suffer. We may experience increased costs in order to execute upon our sustainability goals and measure achievement of those goals, which could have an adverse impact on our business and financial condition.

In addition, this emphasis on environmental, social, and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements. For example, the SEC has published proposed rules that would require companies to provide significantly expanded climate-related disclosures in their periodic reporting and has announced plans for additional rulemakings on environmental and social topics, such as human capital management. Such rules may require us to incur significant additional costs to comply, including the implementation of significant additional internal controls processes and procedures regarding matters that have not been subject to such controls in the past, and impose increased oversight obligations on our management and Board. If we fail to comply with new laws, regulations, or reporting requirements, our reputation and business could be adversely impacted. In addition, compliance with new laws, regulations, and reporting requirements may increase our costs, result in disclosures of potentially competitively sensitive information, or may cause us to be targeted by activists, regulators, or others who want us to take a different approach to such matters or increase our disclosures or commitments.

Moreover, investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions, and human rights. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. In addition, certain environmental and social disclosures and commitments we make may be reliant in part or in whole on third party information, which we cannot verify the quality of, and third party performance, which we cannot guarantee. We may fail to meet our environmental and social commitments either entirely or on the schedule we commit to.

Our operations could be adversely impacted by climate change.

Our operations may be susceptible to losses and interruptions caused by extreme weather conditions such as droughts, hurricanes, floods, wildfires, and water or other natural resource shortages, occurrences of which may increase in frequency and severity as a result of climate change. Climate change may also produce general changes in weather or other environmental conditions, including temperature or precipitation levels. To the extent weather conditions continue to be impacted by climate change, our operations and facilities may be adversely impacted in a manner that we could not predict, which may in turn adversely impact our results of operations. In addition, the potential physical effects of climate change, such as increased frequency and severity of storms, floods, and other climatic events, could disrupt our operations and cause us to incur significant costs to prepare for or respond to these effects.

We might not be able to utilize certain of our net operating loss carryforwards and certain other tax attributes, which could harm our profitability.

As of December 31, 2022, we had approximately $28.6 million of net operating loss (“NOL”) carryforwards available to reduce U.S. federal taxable income in future years. Under Section 382 and similar provisions of the Internal Revenue Code (the “Code”), if a corporation undergoes an “ownership change,” that corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes, such as research tax credits, to offset its post-change income and taxes may be limited for U.S. federal income tax purposes (or similar provisions of other jurisdictions). These limitations may be subject to certain exceptions, including if there is “net unrealized built-in gain” in the assets of the corporation undergoing the ownership change.

If we redeem or repurchase shares of our stock in the future, we could be subject to a newly enacted excise tax.

President Biden recently signed into law the Inflation Reduction Act of 2022, which, among other things, imposed a new 1% excise tax on the fair market value of stock redeemed or repurchased by publicly traded corporations on or after January 1, 2023, subject to certain exceptions (including an exception that allows netting the amount of stock redemptions or repurchases against certain new issuances of stock). If we redeem or repurchase shares of our stock in the future, we could be subject to this excise tax, unless the redemptions or repurchases qualify for any of the exceptions that are provided in the Inflation Reduction Act or in future regulations or rules. Any such excise tax would be our liability and could increase the amount of tax that we are required to pay.

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

Many of our vendors have the right to declare us in default of our agreements if any such vendor, including the lessors under our vehicle fleet leases, determines that a change in our financial condition poses a substantially increased credit risk. Upon default, the lessors can repossess the vehicles and require us to compensate them for any remaining lease payments in excess of the value of the repossessed vehicles. As of December 31, 2022, we had $68.1 million in finance lease obligations, primarily related to vehicles used in Deployment Solutions in the U.S. Deployment Solutions may be negatively impacted if we lose the use of vehicles for any period of time.

On November 4, 2022, we entered into an Amended & Restated Credit Agreement (“A&R Credit Agreement”) that extended and refinanced the then-existing credit agreement, dated August 1, 2017, as amended, among us, the lenders party thereto, JPMorgan, as administrative agent and collateral agent, and each of the other parties thereto (“Credit Agreement”). The A&R Credit Agreement matures in November 2027 and includes a $1.35 billion term loan A facility (“Term A Facility”) and a $1.00 billion revolving credit facility (the “Revolver”).

The A&R Credit Agreement contains covenants that may restrict our ability to, among other things, borrow money, pay dividends, make capital expenditures, make strategic acquisitions, and effect a consolidation, merger, or disposal of material intellectual property or of all or substantially all of our assets. Refer to “Risks Related to Our Indebtedness – Covenant restrictions under the A&R Credit Agreement may limit our ability to operate our business” for further details on our covenant restrictions.

Risks Related to Our Industry

The biopharmaceutical services industry is highly competitive and our business could be materially impacted if we do not compete effectively or rapidly adapt to technological change.

The biopharmaceutical services industry is highly competitive. Our business often competes with other biopharmaceutical services companies, internal discovery departments, development departments, sales and marketing departments, IT departments, and other departments within our customers, some of which could be considered large biopharmaceutical services companies in their own right with greater resources than ours. To the extent that our clients choose to internally perform the clinical development and commercialization tasks that we provide or to work with our competitors, our business will suffer. We also compete with universities, teaching hospitals, governmental agencies, and others. If we do not compete successfully, our business will suffer. The industry is highly fragmented, with numerous smaller specialized companies and a handful of companies with global capabilities similar to certain of our own capabilities. Increased competition has led to price and other forms of competition (such as acceptance of less favorable contract terms) that could adversely affect our operating results. There are few barriers to entry for companies considering offering any one or more of the services we offer. Because of their size and focus, these companies might compete effectively against us, which could have a material adverse impact on our business.

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

In addition, the emergence of the use of RWE and new approaches such as machine learning and artificial intelligence that capitalize on the availability of large data sets may reduce the time and costs of the discovery and development process, may allow our clients to more readily perform clinical development tasks and services that we provide themselves, or may cause price competition. More broadly, our current competitors or other businesses might develop technologies or services that are more effective or commercially attractive than, or render obsolete, our current or future technologies and services. We may also fail to fully leverage the technologies available to us or develop technologies quickly enough to be competitively useful, which we have experienced to a certain degree. Our failure to develop and offer competitive services that address these and other technological advances in a timely, cost-effective manner or to keep pace with rapid technological change could adversely affect our competitive position and our results of operations.

Our future growth and success will depend on our ability to successfully compete with other companies that provide similar services in the same markets, some of which may have financial, marketing, technical, staffing, and other advantages. We also expect that competition will continue to increase as a result of consolidation among these various companies. Large technology companies with substantial resources, technical expertise, and greater brand power could also decide to enter or further expand in the markets where our business operates and compete with us. If one or more of our competitors or potential competitors were to merge or partner with another of our competitors, or if a new entrant emerged with substantial resources, the change in the competitive landscape could adversely affect our ability to compete effectively. We compete on the basis of various factors, including breadth and depth of services, customer engagement, reputation, reliability, quality, innovation, security, price, and industry expertise and experience. In addition, our ability to compete successfully may be impacted by the growing availability of health information from social media, government health information systems, and other free or low-cost sources. In addition, consolidation or integration of wholesalers, retail pharmacies, health networks, payers, or other healthcare stakeholders may lead any of them to provide information services directly to customers or indirectly through a designated service provider, resulting in increased competition from firms that may have lower costs to market (e.g., no data supply costs). Any of the above may result in lower demand for our services, which could result in a material adverse impact on our operating results and financial condition.

Outsourcing trends in the biopharmaceutical industry and changes in aggregate spending and R&D budgets could adversely affect our operating results and growth rate.

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

Our SMID biopharmaceutical company clients may rely on funding from venture capital and other sources to drive their business. During the year ended December 31, 2022, this funding was lower than historical periods. When this funding is reduced, our SMID biopharmaceutical company clients have been and may in the future be forced to reduce their outsourced R&D and commercialization expenditures or may be unable to pay for services rendered, which could have a material adverse effect on our business and results of operations.

In addition, when the biopharmaceutical industry reduces its outsourcing of clinical trials or commercialization services or such outsourcing fails to grow at projected rates, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. We may also be negatively impacted by consolidation and other factors in the biopharmaceutical industry, which may slow decision making by our customers, result in the delay or cancellation of existing projects, cause reductions in overall R&D expenditures, or lead to increased pricing pressures. Further, in the event that one of our customers combines with a company that is using the services of one of our competitors, the combined company could decide to use the services of that competitor or another provider. All of these events could adversely affect our business, financial condition, cash flows, or results of operations.

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

Government bodies have adopted and may continue to adopt new healthcare legislation or regulations that are more burdensome than existing regulations. For example, product safety concerns and recommendations by the Drug Safety Oversight Board could change the regulatory environment for drug products, and new or heightened regulatory requirements may increase our expenses or limit our ability to offer some of our services. We might have to incur additional costs to comply with these or other new regulations, and failure to comply could harm our financial condition, results of operations, cash flows, and reputation, and result in adverse legal action(s). Additionally, new or heightened regulatory requirements may have a negative impact on the ability of our customers to conduct industry-sponsored clinical trials, which could reduce the need for our post-approval development services. For instance, in the EU, the Clinical Trials Regulation (“CTR”), which was adopted in April 2014, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application (“CTA”) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors were permitted to choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those were governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

It is currently unclear to what extent the UK will seek to align its regulations with the EU. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that has been adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for product candidates on the basis of clinical trials conducted in the UK.

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

We are accountable for the acts and omissions of our third-party service providers we engage to process personal data on our behalf, subject to limitations and exclusions provided by law. There is no assurance that contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information. Any violation of data protection laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined above.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations, and other legal obligations, these requirements are evolving and may be modified, interpreted, and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

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

As of December 31, 2022, our total principal amount of indebtedness was $2.69 billion, which consisted of: (i) a $1.35 billion Term A Facility; (ii) $121.0 million under our Revolver; (iii) $600.0 million of 3.625% senior notes (the “Notes”); (iv) borrowings of $550.0 million under our accounts receivable financing agreement; and (v) $68.1 million in current and non-current finance lease obligations. Our substantial indebtedness could adversely affect our financial condition and cash flows from operations and thus make it more difficult for us to satisfy our obligations with respect to our senior secured facilities. If our cash flow is not sufficient to service our debt and adequately fund our business, we may be required to seek further additional financing or refinancing or dispose of assets. We might not be able to influence any of these alternatives on satisfactory terms or at all. Our substantial indebtedness could also:

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

Despite our level of indebtedness, we have been and may in the future be able to incur more debt and undertake additional obligations. Incurring such debt or undertaking such additional obligations could further exacerbate the risks to our financial condition.

We also may be able to incur additional indebtedness in the future. Although covenants under the A&R Credit Agreement limit our ability to incur certain additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. To the extent we incur additional indebtedness, the risks associated with our leverage, including our possible inability to service our debt obligations, would increase.

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

Covenant restrictions under the A&R Credit Agreement, our other financing arrangements, and lease agreement may limit our ability to operate our business.

The A&R Credit Agreement and our indentures governing our Notes contain covenants that may restrict our ability to, among other things, borrow money, incur liens, pay dividends, make capital expenditures, make strategic acquisitions, and effect a consolidation, merger, or disposal of material intellectual property or all or substantially all of our assets. Although the covenants in the A&R Credit Agreement and our other debt instruments are subject to various exceptions, we cannot assure you that these covenants will not adversely affect our ability to finance future operations, capital needs, or to engage in other activities that may be in our best interest. The A&R Credit Agreement requires us to maintain a First Lien Leverage Ratio (as defined in the A&R Credit Agreement) of no more than 4.5 to 1.0 as of the last day of each fiscal quarter. In addition, in certain circumstances, our long-term debt requires us to maintain a specified financial ratio and satisfy certain financial condition tests, which may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. A breach of any of these covenants could result in a default under our senior secured facilities or our indentures governing our senior unsecured notes. If an event of default under the A&R Credit Agreement or our other debt instruments occurs, the lenders thereunder or holders of the defaulted debt could elect to declare all amounts outstanding, together with accrued interest, to be immediately due and payable. In such case, we might not have sufficient funds to repay all the outstanding amounts. In addition, the A&R Credit Agreement is secured by first priority security interests on substantially all of our real and personal property, including the capital stock of certain of our subsidiaries. If an event of default under the A&R Credit Agreement occurs, the lenders thereunder could exercise their rights under the related security documents. Any acceleration of amounts due under the A&R Credit Agreement or the substantial exercise by the lenders of their rights under the security documents would likely have a material adverse effect on us. Our receivables facility also contains covenants customary in such facilities that may restrict our ability to operate our business.

Under the terms of the lease agreement for our corporate headquarters in Morrisville, North Carolina we may be required to issue a letter of credit (“LOCs”) to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency, such as S&P Global Ratings). As of December 31, 2022, our debt rating was such that no LOC is currently required. Any LOCs issued in accordance with the aforementioned requirements could be issued under our Revolver under the A&R Credit Agreement, and, if issued under our Revolver, would reduce our available borrowing capacity by the same amount accordingly.

Interest rate fluctuations may have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Because we have substantial variable rate debt, fluctuations in interest rates may affect our business, financial condition, results of operations, or cash flows, particularly in the current rising interest rate environment. We currently utilize interest rate swaps to limit our exposure to interest rate fluctuations; however, such instruments may not be effective. As of December 31, 2022, we had approximately $2.69 billion of total principal indebtedness consisting of a $1.35 billion Term A Facility, $121.0 million under our Revolver, $600.0 million under the Notes, borrowings of $550.0 million under our accounts receivable financing agreement, and $68.1 million in current and non-current of finance lease obligations, of which $988.8 million (excluding finance leases) was subject to variable interest rates. The amount of debt subject to variable interest rates is expected to increase significantly upon expiration of the swaps in March 2023, however we plan to continue to hedge a portion of our variable interest rate exposure.

A portion of our indebtedness bears interest at variable interest rates, primarily based on the Secured Overnight Funding Rate (“SOFR”), which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences.

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

We do not anticipate that we will pay any dividends to holders of our stock for the foreseeable future. Any payment of cash dividends will be at the discretion of our Board and will depend on our financial condition, capital requirements, legal requirements, earnings, and other factors. Our ability to pay dividends is restricted by the terms of the A&R Credit Agreement and might be restricted by the terms of any indebtedness that we incur in the future. Consequently, you should not rely on dividends in order to receive a return on your investment.

Provisions of our corporate governance documents and Delaware law could make an acquisition of our company more difficult and may prevent attempts by our shareholders to replace or remove our current management, even if beneficial to our shareholders.

Provisions of our certificate of incorporation and our amended and restated bylaws contain provisions that delay, defer, or discourage transactions involving an actual or potential change in control of us or change in our management that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our stock, thereby depressing the market price of our stock. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove our current management by making it more difficult for shareholders to replace members of the Board. Because the Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace current members of our management team. Among others, these provisions include: (i) our ability to issue preferred stock without shareholder approval; (ii) the requirement that our shareholders may not act without a meeting; (iii) requirements for advance notification of shareholder nominations and proposals contained in our bylaws; (iv) the absence of cumulative voting for our directors; and (v) requirements for shareholder approval of certain business combinations.

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

Our certificate of incorporation, as amended, provides, subject to certain exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or stockholders.

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

On January 25, 2018, a complaint was filed in the Eastern District of North Carolina on behalf of a putative class of shareholders who purchased our common stock during the period between May 10, 2017 and November 8, 2017. The complaint names us and certain of our executive officers as defendants and alleges violations of the Securities Exchange Act of 1934, as amended, based upon allegedly inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to the Merger and with respect to the combined company following the Merger. The plaintiffs seek awards of compensatory damages, among other relief, and their costs and attorneys’ and experts’ fees. We are presently unable to predict the duration, scope, or result of this putative class action, or any other related lawsuit or investigation.

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

We have no direct operations and no significant assets other than ownership of 100% of the capital stock of our subsidiaries. Because we conduct our operations through our subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, and to pay any dividends with respect to our stock. Legal and contractual restrictions in the A&R Credit Agreement and other agreements, which may govern future indebtedness of our subsidiaries, as well as the financial condition and operating requirements of our subsidiaries, may limit our ability to obtain cash from our subsidiaries. The earnings from, or other available assets of, our subsidiaries might not be sufficient to pay dividends, make distributions, or loans to enable us to pay any dividends on our stock or other obligations. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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
•
future sales of our stock by our significant shareholders, officers, and directors; and

•
other events or factors, including those resulting from system failures and disruptions, cyberattacks, earthquakes, hurricanes, war, acts of terrorism, pandemics, other natural disasters, or responses to these events.

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

Any litigation or government investigation against us could be costly and time-consuming to defend.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, we had 96 active operating facilities located in 46 countries. Most of our facilities consist solely of office space. We lease all of our facilities, except for non-material office space owned in Madrid, Spain and Tiraine, Latvia. Our corporate headquarters and principal executive offices are in Morrisville, North Carolina, where we operate in approximately 258,250 square feet. The lease will expire in January 2032.

In addition, we lease substantial active operating facilities in Quebec City, Canada; Somerset, New Jersey; Gurgaon, India; Columbus, Ohio; New York, New York; Belgrade, Serbia; Buenos Aires, Argentina; Hyderabad, India; Biot, France; Seoul, South Korea; Princeton, New Jersey; Pune, India; Tokyo, Japan; and Farnborough, UK. We also maintain offices in various other Asian-Pacific, European, Latin American, and North American locations, as well as the Middle East and Africa. Our leases are not individually material to our business model and all either have options to renew or are in major markets where we believe there are adequate opportunities to continue business operations at terms satisfactory to us.

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

Please refer to “Note 16 – Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for information pertaining to legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrants’ Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Holders of Record

On February 9, 2023, there were 20 shareholders of record of our common stock as reported by our transfer agent. Shareholders of record are those who have the rights, benefits, and responsibilities of ownership of shares registered in their own names. This number does not include shareholders for whom shares are held in “nominee” or “street” name or beneficial owners of common stock whose shares are held in the names of brokers, dealers, or clearing agencies outside of our transfer agent.

Dividend Policy

Since becoming a public company, we have not declared or paid cash dividends on our common stock, nor do we intend to pay cash dividends on our common stock in the foreseeable future. However, in the future, subject to the factors described below and our future liquidity and capitalization, we may change this policy and choose to pay dividends.

We are a holding company that does not conduct any business operations of our own. As a result, our ability to pay cash dividends on our common stock is dependent upon cash dividends, distributions, and other transfers from our subsidiaries. Our ability to pay dividends is currently restricted by the terms of our A&R Credit Agreement, and other financing agreements, and may be further restricted by any future indebtedness we or our subsidiaries incur. In addition, under Delaware law, the Board may declare dividends only to the extent of our surplus (which is defined as total assets at fair market value minus total liabilities, minus statutory capital) or, if there is no surplus, out of our net profits for the then current and/or immediately preceding fiscal year.

Any future determination to pay dividends will be at the discretion of the Board and will take into account restrictions in our debt instruments, including the A&R Credit Agreement, general economic business conditions, our financial condition, results of operations and cash flows, our capital requirements, our business prospects, the ability of our operating subsidiaries to pay dividends and make distributions to us, legal restrictions, and such other factors as the Board may deem relevant. For additional information on these restrictive covenants, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Note 4 – Long-Term Debt Obligations” to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Recent Sales of Unregistered Equity Securities

We did not have any sales of unregistered equity securities during 2022.

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

For the year ended December 31, 2022, we repurchased 1,928,923 shares of our Class A common stock for a total purchase price of $150.0 million under the 2021 Stock Repurchase Program. We immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

There were no share repurchases during the three months ended December 31, 2022. As of December 31, 2022, we have remaining authorization to repurchase up to $350.0 million of shares of our Class A Common Stock under the 2022 Stock Repurchase Program.

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

Our common stock is traded on the Nasdaq under the symbol “SYNH.” From November 7, 2014 through January 7, 2018, our common stock was listed on the Nasdaq under the trading symbol “INCR.” The Stock Price Performance Graph set forth below compares the cumulative total shareholder return on our common stock for the period from December 31, 2017 through December 31, 2022, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Health Care Index over the same period. The comparison assumes $100 was invested on December 31, 2017 in our common stock, in the Nasdaq Composite Index, and in the Nasdaq Health Care Index and assumes reinvestment of dividends, if any.

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

This section of the Form 10-K generally discusses our results of operations for the years ended December 31, 2022 and 2021, including a year-to-year comparison between 2022 and 2021. For a full discussion related to the results of operations for the year ended December 31, 2020, including a year-to-year comparison between 2021 and 2020, refer to Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2021.

Overview of Our Business and Services

We are a leading fully integrated biopharmaceutical solutions organization built to accelerate customer success. We translate unique clinical, medical affairs and commercial insights into outcomes to address modern market realities.

Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions. Our Clinical Solutions segment offers comprehensive global services for the development of diagnostics, drugs, biologics, devices, and digital therapeutics that span Phases I to IV of clinical development. Our Commercial Solutions segment provides commercialization services, including deployment solutions, communications services (public relations, advertising, and medical communications), and consulting services. We integrate our clinical and commercial capabilities into customized solutions by sharing knowledge, data, and insights. This collaboration across the development and commercialization continuum facilitates unique insights into patient populations, therapeutic environments, product timelines, and the competitive landscape. For further discussion, refer to Part I, Item 1, “Business” in this Annual Report on Form 10-K.

In our Clinical Solutions segment, we have experienced lower flow of requests for proposals. In the SMID market specifically, we have also experienced delays in award decisions. For larger pharmaceutical companies specifically, we have started experiencing slower pipelines. In our Commercial Solutions segment, we have experienced lower flow of requests for proposals from the SMID market. Also, requests for proposals from larger pharmaceutical companies have begun to slow. Additionally, net new business awards, backlog, and revenue have been, and we expect will continue to be affected by the broad effects of the current macroeconomic environment on the global economy and major financial markets, including but not limited to interest rate increases, inflation, and the ongoing COVID-19 pandemic. Additionally, we continue to experience lower reimbursable out-of-pocket expenses as a percentage of revenue relative to pre-pandemic levels in both of our segments due to reduced travel as the COVID-19 pandemic accelerated adoption of virtual engagement with sites and patients.

We are pursuing business transformation initiatives to improve customer engagement, increase innovation, and achieve operating efficiencies. These initiatives include enhancing customer engagement and infusing innovation and insights throughout our operations, integrating artificial intelligence and predictive analytics to drive faster data insights and patient outcomes, leveraging tools and automation to simplify processes and improve real-time visibility, optimizing our operational footprint, and streamlining the organization and outsourcing where we believe appropriate. We also seek to improve our productivity, flexibility, quality, functionality, and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. These various initiatives, in particular Project Velocity, are expected to incur material costs over the medium- to long-term and may not yield their intended improvements, or be completed in a timely manner, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, operating results, and financial condition. See Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K for further discussion of these and other risks relating to our business.

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

Our backlog as of December 31 was as follows (in millions):

	2022	2021	Change
Clinical Solutions	$9,262.7	$10,569.0	$(1,306.3)	(12.4)%
Commercial Solutions - Deployment Solutions	865.9	860.3	5.6	0.7%
Total backlog	$10,128.6	$11,429.3	$(1,300.7)	(11.4)%

We expect approximately $4.36 billion of our backlog as of December 31, 2022 will be recognized as revenue during 2023. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.

Net New Business Awards

New business awards, net of cancellations, were as follows (in millions):

	Year Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
Clinical Solutions	$2,841.6	$4,372.9	$4,742.0	$(1,531.3)	(35.0)%	$(369.1)	(7.8)%
Commercial Solutions	1,382.1	1,359.8	1,121.1	22.3	1.6%	238.7	21.3%
Total net new business awards	$4,223.7	$5,732.7	$5,863.1	$(1,509.0)	(26.3)%	$(130.4)	(2.2)%

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

We believe that our backlog and net new business awards might not be consistent indicators of future revenue for a variety of reasons, including, but not limited to, changes to the scope of work during the course of projects, including the variable size and duration of projects, and our ability to win repeat business. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, the rate at which our backlog and net new business awards convert into revenue may decrease, and the duration of projects and the period over which related revenue is recognized may lengthen. For more information about risks related to our net new business awards and backlog see Part I, Item 1A, “Risk Factors – Risks Related to Our Business – Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog” and “ – If we do not generate a sufficient number of new business awards, or if new business awards are delayed, terminated, reduced in scope, or fail to go to contract, our business, financial condition, results of operations, or cash flows may be materially adversely affected” of this Annual Report on Form 10-K.

Results of Operations

The following table sets forth amounts from our consolidated financial statements along with dollar and percentage changes (in thousands, except percentages):

	Year Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
Revenue	$5,393,082	$5,212,970	$4,415,777	$180,112	3.5%	$797,193	18.1%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	4,138,816	3,994,484	3,398,142	144,332	3.6%	596,342	17.5%
Selling, general, and administrative expenses	547,254	570,765	472,726	(23,511)	(4.1)%	98,039	20.7%
Restructuring and other costs	56,641	22,816	29,414	33,825	148.3%	(6,598)	(22.4)%
Depreciation and amortization	247,179	235,625	222,352	11,554	4.9%	13,273	6.0%
Total operating expenses	4,989,890	4,823,690	4,122,634	166,200	3.4%	701,056	17.0%
Income from operations	403,192	389,280	293,143	13,912	3.6%	96,137	32.8%
Total other expense, net	88,627	74,120	89,485	14,507	19.6%	(15,365)	(17.2)%
Income before provision for income taxes	314,565	315,160	203,658	(595)	(0.2)%	111,502	54.7%
Income tax expense	48,068	80,329	10,871	(32,261)	(40.2)%	69,458	638.9%
Net income	$266,497	$234,831	$192,787	$31,666	13.5%	$42,044	21.8%

Revenue

For the year ended December 31, 2022, our revenue increased by $180.1 million, or 3.5%, to $5.39 billion from $5.21 billion for the year ended December 31, 2021. This increase was primarily driven by growth from increased project start-ups in both our Clinical Solutions and Commercial Solutions segments partially offset by lower reimbursable out-of-pocket expenses in our Clinical Solutions segment.

No single customer accounted for greater than 10% of our total consolidated revenue for the year ended December 31, 2022 or 2021. Revenue from our top five customers accounted for approximately 24% and 22% of revenue for the years ended December 31, 2022 and 2021, respectively.

Revenue for each of our segments was as follows (dollars in thousands):

	Year Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
Clinical Solutions	$4,070,618	$4,017,725	$3,346,208	$52,893	1.3%	$671,517	20.1%
% of total	75.5%	77.1%	75.8%
Commercial Solutions	1,322,464	1,195,245	1,069,569	127,219	10.6%	125,676	11.8%
% of total	24.5%	22.9%	24.2%
Total revenue	$5,393,082	$5,212,970	$4,415,777	$180,112	3.5%	$797,193	18.1%

Clinical Solutions

For the year ended December 31, 2022, revenue attributable to our Clinical Solutions segment increased compared to the prior year, primarily driven by increased project start-ups related to large pharmaceutical customers and, to a lesser extent, recent acquisitions. This increase was partially offset by decreases in revenue from projects related to COVID-19, which generally experience higher reimbursable out-of-pocket expenses. For the year ended December 31, 2022, revenue was negatively impacted by $98.7 million from fluctuations in foreign currency exchange rates compared to the prior year.

The war in Ukraine has not had a material impact on our revenue; however, that could change depending on the magnitude of the conflict and the imposition of additional sanctions by the U.S. and other countries. We continue to adapt our strategic approach as the crisis persists and we are continuing our risk assessments in neighboring countries to be proactive about potential future challenges. Banking and economic sanctions imposed on Russia continue to present challenges to clinical trials. We are monitoring these sanctions to ensure we are in compliance and we are adapting our operations to address both the sanctions and the increasing logistical challenges of conducting trials in Russia. At this time, we are continuing to service patients in Ukraine and Russia in existing trials where possible. Any impacts to our revenue are expected to be temporary in nature as we work with customers to explore alternate sources of recruiting new patients, including potentially activating sites in other regions.

Commercial Solutions

For the year ended December 31, 2022, revenue attributable to our Commercial Solutions segment increased compared to the prior year, primarily driven by increased project start-ups, including new deployments of field teams, and higher reimbursable out-of-pocket expenses. For the year ended December 31, 2022, revenue was negatively impacted by $22.8 million from fluctuations in foreign currency exchange rates compared to the prior year.

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

Direct costs were as follows (dollars in thousands):

	Year Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
Direct costs (exclusive of depreciation and amortization)	$4,138,816	$3,994,484	$3,398,142	$144,332	3.6%	$596,342	17.5%
% of revenue	76.7%	76.6%	77.0%
Gross margin %	23.3%	23.4%	23.0%

For the year ended December 31, 2022, our direct costs increased by $144.3 million, or 3.6%, compared to the year ended December 31, 2021.

Clinical Solutions

Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Year Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
Direct costs	$3,027,509	$3,013,955	$2,519,465	$13,554	0.4%	$494,490	19.6%
% of segment revenue	74.4%	75.0%	75.3%
Segment gross margin %	25.6%	25.0%	24.7%

For the year ended December 31, 2022, our Clinical Solutions segment direct costs increased by $13.6 million, or 0.4%, compared to the year ended December 31, 2021. This increase was primarily driven by increased billable headcount to support revenue growth, partially offset by positive impacts from fluctuations in foreign currency exchange rates, lower reimbursable out-of-pocket expenses related to COVID-19 projects, and our margin enhancement initiatives.

Gross margins for our Clinical Solutions segment were 25.6% and 25.0% for the years ended December 31, 2022 and 2021, respectively. Gross margin was higher during 2022 as compared to the prior year primarily due to lower reimbursable out-of-pocket expenses and positive impacts from fluctuations in foreign currency exchange rates, partially offset by increased billable headcount costs and contract labor.

Commercial Solutions

Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Year Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
Direct costs	$1,078,745	$947,309	$847,330	$131,436	13.9%	$99,979	11.8%
% of segment revenue	81.6%	79.3%	79.2%
Segment gross margin %	18.4%	20.7%	20.8%

For the year ended December 31, 2022, our Commercial Solutions segment direct costs increased by $131.4 million, or 13.9%, compared to the year ended December 31, 2021. This increase was primarily driven by increased billable headcount to support revenue growth and higher reimbursable out-of-pocket expenses.

Gross margins for our Commercial Solutions segment were 18.4% and 20.7% for the years ended December 31, 2022 and 2021, respectively. Gross margin was lower during 2022 as compared to the prior year primarily due to a less favorable revenue mix, driven by new deployments of field teams and higher reimbursable out-of-pocket expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were as follows (dollars in thousands):

	Year Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
Selling, general and administrative expenses	$547,254	$570,765	$472,726	$(23,511)	(4.1)%	$98,039	20.7%
% of total revenue	10.1%	10.9%	10.7%

Selling, general, and administrative expenses for the year ended December 31, 2022 decreased compared to the prior year primarily due to lower transaction, integration-related, and other expenses and positive impacts from our margin enhancement initiatives.

Restructuring and Other Costs

Restructuring and other costs were $56.6 million and $22.8 million for the years ended December 31, 2022 and 2021, respectively. The costs incurred were primarily related to our margin enhancement initiatives and specific actions focused on streamlining the operations of our Clinical Solutions segment to optimize efficiency and enhance the delivery of customer projects.

Restructuring and other costs consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Employee severance and benefit costs	$33,534	$14,526	$26,321
Facility and lease termination costs	19,107	8,226	2,313
Other costs	4,000	64	780
Total restructuring and other costs	$56,641	$22,816	$29,414

We expect to continue to incur costs related to our business transformation initiatives, including the potential outsourcing of certain administrative functions during 2023 and beyond as we continue the ongoing evaluations of our global workforce and facilities infrastructure needs to improve customer engagement, increase innovation, and achieve operating efficiencies.

Depreciation and Amortization Expense

Total depreciation and amortization expense was $247.2 million and $235.6 million for the years ended December 31, 2022 and 2021, respectively. The increase in total depreciation and amortization expense in 2022 compared to 2021 was primarily due to vehicle fleet leases and internal-use software.

Total Other Expense, Net

Total other expense, net consisted of the following (dollars in thousands):

	Year Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
Interest income	$(1,609)	$(111)	$(265)	$(1,498)	(1349.5)%	$154	58.1%
Interest expense	82,397	79,252	91,145	3,145	4.0%	(11,893)	(13.0)%
Loss on extinguishment of debt	817	3,612	1,581	(2,795)	(77.4)%	2,031	128.5%
Other expense (income), net	7,022	(8,633)	(2,976)	15,655	n/m	(5,657)	(190.1)%
Total other expense, net	$88,627	$74,120	$89,485	$14,507	19.6%	$(15,365)	(17.2)%

Total other expense, net was $88.6 million and $74.1 million for the years ended December 31, 2022 and 2021, respectively. The increase in total other expense, net was primarily due to higher other expense, net in 2022 as compared to 2021, which primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency. Other expense (income), net also includes other gains and losses related to investments and contingent consideration related to divested businesses. The increase in interest expense in 2022 as compared to 2021 was primarily due to increased interest rates on variable rate debt. Due to higher variable interest rates, including the expiration of interest rate swaps in March 2023, we expect to experience higher interest expense in 2023.

The loss on extinguishment of debt was $0.8 million for the year ended December 31, 2022 compared to $3.6 million for the year ended December 31, 2021. These losses were incurred primarily as a result of our debt prepayments and refinancing transactions.

Income Tax Expense

For the year ended December 31, 2022, we recorded income tax expense of $48.1 million, on pre-tax income of $314.6 million. The effective income tax rate for the year ended December 31, 2022 varied from the U.S. federal statutory income tax rate of 21.0% primarily due to R&D credits, foreign tax credits, and foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions.

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

We currently maintain valuation allowances against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of December 31, 2022. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources

Key measures of our liquidity were as follows as of December 31 (in thousands):

	2022	2021
Balance sheet statistics:
Cash and cash equivalents	$111,893	$106,363
Restricted cash	111	112
Working capital (excluding restricted cash)	219,134	112,228

As of December 31, 2022, we had $112.0 million of cash, cash equivalents, and restricted cash. As of December 31, 2022, substantially all of our cash, cash equivalents, and restricted cash was held within the U.S. In addition, we had $864.9 million (net of $14.1 million in outstanding letters of credit (“LOCs”)) available for borrowing under our $1.00 billion Revolver, of which $135.9 million was available for LOCs.

We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of service offerings, possible acquisitions, integration and restructuring costs, geographic expansion, stock repurchases, working capital, and other general corporate expenses. Cash flow from operations also could be affected by the broad effects of the current macroeconomic environment on the global economy and major financial markets, including but not limited to interest rate increases, inflation, and the ongoing COVID-19 pandemic, as well as various other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, and funds available under the Revolver will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations, and other currently anticipated liquidity requirements for at least the next 12 months.

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

Contractual Obligations

In addition to the indebtedness and related obligations assumed in business combinations, and uncertain tax positions discussed elsewhere, we signed a $22.1 million non-cancellable purchase obligation for IT cloud services related to the upgrading of our enterprise resource planning software during the fourth quarter of 2021, with equal quarterly payments due over the next four years, which began in the third quarter of 2022. On January 31, 2023, we signed an $80.0 million non-cancellable purchase obligation for IT cloud services over the next six years. There is no upfront payment associated with this obligation and we will continue to be billed monthly for these services.

Indebtedness

As of December 31, 2022, we had approximately $2.69 billion of total principal indebtedness (including $68.1 million in finance lease obligations), consisting of a $1.35 billion Term A Facility, $121.0 million under our Revolver, $600.0 million under the Notes, and $550.0 million in borrowings against our accounts receivable financing agreement. Approximately $988.8 million of our indebtedness (excluding finance leases) was subject to variable interest rates. The amount of debt subject to variable interest rates is expected to increase significantly upon expiration of the swaps in March 2023, however we plan to continue to hedge a portion of our variable interest rate exposure.

Credit Agreement

On November 4, 2022, we entered into an A&R Credit Agreement that extended and refinanced the then-existing Credit Agreement. The A&R Credit Agreement matures in November 2027 and includes a $1.35 billion Term A Facility and a Revolver of $1.00 billion. We drew down the full Term A Facility and $261.0 million on the Revolver at closing to pay off the Term Loan A facility under the Credit Agreement (“Term Loan A”). In connection with this payoff and earlier prepayments, we recorded a $0.8 million loss on extinguishment of debt during the year ended December 31, 2022. The Term A Facility was issued net of a discount and debt issuance costs totaling $2.3 million. As of December 31, 2022, the interest rate on the Term A Facility was 5.67%.

Term A Facility borrowings bear interest at a rate per annum equal to the Alternate Base Rate plus an applicable rate or Adjusted Term Secured Overnight Funding Rate (“SOFR”) plus an applicable rate, subject to a pricing grid based on the first lien leverage ratio. Revolver borrowings in U.S. Dollars bear interest at a rate per annum equal to the Alternate Base Rate plus an applicable rate, Adjusted Term SOFR Rate plus an applicable rate or Adjusted Daily Simple SOFR Rate plus an applicable rate, each also subject to a pricing grid based on the first lien leverage ratio. Revolver borrowings in Canadian Dollars, Sterling, Euro, Japanese Yen, and Singapore Dollars bear interest at a rate per annum equal to the applicable Term Benchmark, Credit Balance Refund (“CBR”) or Risk Free Rate (“RFR”) (each as defined in the A&R Credit Agreement), as applicable, plus an applicable rate, in each case, also subject to a pricing grid based on the first lien leverage ratio.

The A&R Credit Agreement provides that we will make scheduled quarterly payments on the Term A Facility equal to 0% of the original principal amount of the Term A Facility through January 2024, 0.625% in April 2024 and July 2024, and 1.25% in October 2024 and quarterly thereafter, with the remaining balance payable on maturity date.

Our ability to make payments on our indebtedness and to fund planned capital expenditures and necessary working capital will depend on our ability to generate cash in the future. Our ability to meet our cash needs through cash flows from operations will depend on the demand for our services, as well as general economic, financial, competitive, and other factors, many of which are beyond our control, including increases in interest rates, inflationary pressures, the broad effects of the ongoing COVID-19 pandemic on the global economy and major financial markets. Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness, or to fund our other liquidity needs, including working capital, capital expenditures, acquisitions, investments, and other general corporate requirements. If we cannot fund our liquidity needs, we will have to take actions such as reducing or delaying capital expenditures, acquisitions, or investments, selling assets, restructuring or refinancing our debt, reducing the scope of our operations and growth plans, or seeking additional capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. The A&R Credit Agreement contains covenant restrictions that limit our ability to direct the use of proceeds from any disposition of assets and, as a result, we may not be allowed to use the proceeds from any such dispositions to satisfy all current debt service obligations.

Revolver and Letters of Credit

The Revolver includes LOCs with a sublimit of $150.0 million. As of December 31, 2022, we had $121.0 million outstanding Revolver borrowings and $14.1 million of LOCs outstanding, leaving $864.9 million of available borrowings under the Revolver, including $135.9 million available for LOCs. As of December 31, 2022, the interest rate on the Revolver was 5.65%. During January and February 2023, we borrowed an additional $45.0 million, net on the Revolver.

The lease agreement for our corporate headquarters in Morrisville, North Carolina includes a provision that may require us to issue a LOC to the landlord based on our debt rating issued by Moody’s Investors Service (or other nationally-recognized debt rating agency, such as S&P Global Ratings). As of December 31, 2022, our debt rating was such that no LOC is currently required. Any LOCs issued in accordance with the aforementioned requirements could be issued under our Revolver, and if issued under our Revolver, would reduce our available borrowing capacity by the same amount.

We pay a quarterly commitment fee between 0.20% and 0.30% on the average daily unused balance of the Revolver based on the “First Lien Leverage Ratio” at the adjustment date. Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Adjusted RFR/CBR/Term Benchmark Rate revolving loans plus participation and fronting fees.

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

Debt Covenants

The A&R Credit Agreement contains usual and customary restrictive covenants that among other things, place limitations on our ability to pay dividends or make other restricted payments; prepay, redeem or purchase debt; incur liens; make loans and investments; incur additional indebtedness; amend or otherwise alter debt and other material arrangements; make acquisitions and dispose of assets; transact with affiliates; change accounting period; dispose of material intellectual property; and engage in transactions that are not related to our existing business. Each of the restrictive covenants is subject to important exceptions and qualifications that would allow us to engage in these activities under certain conditions, including our ability to: (i) pay dividends each year in an amount up to the greater of (a) 6% of the net cash proceeds received by us from any public offering and (b) 5% of our market capitalization; and (ii) pay unlimited dividends if our Secured Leverage Ratio (as defined in the A&R Credit Agreement) is no greater than 3.0 to 1.0. In addition, the A&R Credit Agreement requires us to maintain a maximum First Lien Leverage Ratio (as defined in the A&R Credit Agreement) of no more than 4.5 to 1.0 as of the last day of each fiscal quarter.

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

As of December 31, 2022, we were in compliance with all applicable debt covenants.

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

On October 3, 2022, we amended our accounts receivable financing agreement to increase the amount we can borrow from $400.0 million to $550.0 million, extended the maturity to October 2025, and drew down the additional $150.0 million. At the same time, we made voluntary prepayments on our Term Loan A totaling $150.0 million; therefore, there was no incremental impact on our debt balance.

As of December 31, 2022, we had $550.0 million of outstanding borrowings under this agreement with no remaining borrowing capacity available.

This agreement is secured by a lien on certain receivables and other assets, and we have guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under this agreement. The available borrowing capacity varies monthly according to the levels of our eligible accounts receivable and unbilled receivables. Loans under this agreement accrue interest at an annual rate equal to the Adjusted SOFR Rate plus an applicable margin, subject to a pricing grid based on our first lien leverage ratio. The Adjusted SOFR rate is equal to the Daily Simple SOFR Rate or the Term SOFR Rate (each as defined in the Receivables Financing Agreement), as applicable, for the applicable interest period plus 0.10% subject to a floor of 0%. As of December 31, 2022, the interest rate on the accounts receivable financing agreement was 5.32%.

Interest Rates

We have entered into various interest rate swaps to mitigate our exposure to changes in interest rates on our term loan. As of December 31, 2022, the percentage of our total principal debt (excluding finance leases) that is subject to fixed interest rates was approximately 62%. Each quarter-point increase or decrease in the applicable floating interest rate as of December 31, 2022 would change our annual interest expense by approximately $2.5 million. The amount of debt subject to variable interest rates is expected to increase significantly upon expiration of the swaps in March 2023, however we plan to continue to hedge a portion of our variable interest rate exposure.

Stock Repurchase Program

On November 17, 2020, our Board approved the 2021 Stock Repurchase Program that took effect on January 1, 2021. The 2021 Stock Repurchase Program authorized the repurchase of up to an aggregate of $300.0 million of our Class A common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions through December 31, 2022.

On May 25, 2022, our Board approved the 2022 Stock Repurchase Program that took effect immediately and replaced the 2021 Stock Repurchase Program. The 2022 Stock Repurchase Program authorizes the repurchase of up to an aggregate of $350.0 million of our Class A common stock, par value $0.01, and will expire on December 31, 2024. Share repurchases are funded primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements.

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

For the year ended December 31, 2022, we repurchased 1,928,923 shares of our Class A common stock for a total purchase price of $150.0 million under the 2021 Stock Repurchase Program. No shares were repurchased under the 2022 Stock Repurchase Program. We immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

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

As of December 31, 2022, we had remaining authorization to repurchase up to $350.0 million of shares of our common stock under the 2022 Stock Repurchase Program.

Cash, Cash Equivalents and Restricted Cash

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Year Ended December 31,			Change
	2022	2021	2020	2022 to 2021		2021 to 2020
Net cash provided by operating activities	$426,981	$450,278	$425,493	$(23,297)	(5.2)%	$24,785	5.8%
Net cash used in investing activities	(105,634)	(340,346)	(504,084)	234,712	69.0%	163,738	32.5%
Net cash (used in) provided by financing activities	(339,157)	(277,577)	178,265	(61,580)	(22.2)%	(455,842)	n/m

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased by $23.3 million during the year ended December 31, 2022 as compared to the prior year. The decrease was primarily due to lower cash-related net income, partially offset by positive changes in operating assets and liabilities relative to the prior year period. Fluctuations in accounts receivable, unbilled services (including contract assets), and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers, and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services (including contract assets), and deferred revenue can vary significantly from period to period.

Cash Flows from Investing Activities

For the year ended December 31, 2022, we used $105.6 million in cash for investing activities, which included $93.5 million for purchases of property and equipment. We continue to closely monitor our capital expenditures while making strategic investments in the development of our IT infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.

For the year ended December 31, 2021, we used $340.3 million in cash for investing activities, which consisted of $278.9 million of payments related to recent acquisitions and $56.8 million for purchases of property and equipment.

Cash Flows from Financing Activities

For the year ended December 31, 2022, we used $339.2 million in cash for financing activities, which consisted primarily of net payments of long-term debt, repurchases of common stock, and payments related to tax withholdings for share-based compensation. These payments were partially offset by proceeds from our accounts receivable financing arrangement and revolver.

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

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter and more frequently if impairment indicators arise, which requires significant judgment. Impairment indicators include events or changes in circumstances that would more likely than not reduce the fair value of a reporting unit with assigned goodwill below its carrying amount. We monitor events and changes in circumstances on a continuous basis between annual impairment testing dates to determine if any events or changes in circumstances indicate impairment. Separate intangible assets that have finite useful lives are amortized over their estimated useful lives or over the period in which economic benefit is received. Our finite-lived intangibles consist of customer relationships, acquired backlog, trade names, trademarks, patient communities, and acquired technologies. All finite-lived intangibles, excluding acquired backlog, are amortized on a straight-line basis over the estimated useful life of the asset. Acquired backlog is amortized on an accelerated basis, which coincides with the period of economic benefit received by us.

The goodwill impairment test involves comparing the estimated fair value of each reporting unit, including goodwill, to its carrying value using a qualitative or quantitative analysis. If the qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the carrying value for the reporting unit, we perform a quantitative analysis of the reporting unit. If based on the qualitative analysis it is more likely than not that the reporting unit’s estimated fair value exceeds its carrying value, no further analysis is required. If after performing the quantitative analysis it is more likely than not that the reporting unit’s carrying value exceeds its estimated fair value, a non-cash goodwill impairment loss must be recognized in an amount equal to that excess for that reporting unit, not to exceed the total goodwill amount for that reporting unit.

The fair value of a reporting unit could be negatively impacted by future events and circumstances. Such events or circumstances include a future decline in our results of operations, a decline in the valuation of biopharmaceutical company stocks, an increase in weighted-average cost of capital, a significant slowdown in the worldwide economy, failure to meet the performance projections included in our forecasts of future operating results, loss of key customers, and a reduction in R&D spending or outsourcing by biopharmaceutical companies, among other events and circumstances.

When performing the quantitative analysis, we estimate the fair value of each reporting unit using the income approach. This approach incorporates a discounted cash flow model in which the estimated future cash flows of the reporting unit are discounted using a risk-adjusted weighted-average cost of capital. The forecasts used in the discounted cash flow model for each reporting unit are based in part on strategic plans and represent our estimates based on current and forecasted business and market conditions. The determination of fair value for each reporting unit requires significant judgments and estimates and actual results could be materially different than those judgments and estimates, which may result in a non-cash impairment charge. During the fourth quarter of 2022, we performed a quantitative analysis for our Communications reporting unit, which had a goodwill balance of $529.1 million as of December 31, 2022. We concluded that the estimated fair value of our Communications reporting unit exceeded its carrying value by approximately $19.0 million, or 3%, and therefore no impairment existed.

Although we believe that the current assumptions and estimates used in our goodwill analysis are reasonable, supportable, and appropriate, continued efforts to maintain or improve the performance of our businesses, including our Communications reporting unit, could be impacted by unfavorable or unforeseen changes that could impact the existing assumptions used in the impairment analysis. Various factors could reasonably be expected to unfavorably impact existing assumptions: primarily delays in awards and the related delay in revenue, increases in termination activity, continued deterioration of macroeconomic conditions, and increases in operating costs or weighted-average cost of capital. Accordingly, there can be no assurance that the estimates and assumptions made for the purposes of the goodwill impairment analysis will prove to be accurate predictions of future performance.

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

Foreign Currency Exchange Rates

Approximately 23% of our revenues for the year ended December 31, 2022 were denominated in currencies other than the U.S. dollar. Our financial statements are reported in U.S. dollars and, accordingly, fluctuations in exchange rates will affect the translation of our revenues and expenses denominated in foreign currencies into U.S. dollars for purposes of reporting our consolidated financial results. During 2022 and 2021, the most significant currency exchange rate exposures were the British Pound, Euro, and Japanese Yen. A hypothetical change of 10% in average exchange rates used to translate all foreign currencies to U.S. dollars would have impacted income before income taxes for 2022 by approximately $30.4 million. The impact of this could be partially offset by exchange rate fluctuation provisions stated in some of our contracts with customers designed to mitigate our exposure to fluctuations in currency exchange rates over the life of the contract. For example, during the year ended December 31, 2022, our revenue was reduced by $13.3 million to reflect the reduced operating costs required to fulfill the contracts as a result of the fluctuations in foreign currency exchange rates. We do not have significant operations in countries in which the economy is considered to be highly inflationary.

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

Foreign Exchange Forward

On October 30, 2020, we entered into a foreign exchange forward in order to minimize monthly foreign currency remeasurement gains or losses on non-functional currency monetary balances. The foreign exchange forward notional value may be adjusted each month as the exposure balance changes. We elected not to designate the derivative as a hedge. All changes in the mark-to-market of the foreign exchange forward are recorded in earnings every month to other expense (income), net in the accompanying consolidated statements of income. We recognized $10.0 million and $0.7 million of realized losses during the year ended December 31, 2022 and 2021, respectively, related to this foreign exchange forward. As of December 31, 2022, the notional value was zero as we discontinued the use of this foreign exchange forward during the year ended December 31, 2022.

Interest Rates

We are subject to market risk associated with changes in interest rates. In June 2018, we entered into an interest rate swap with multiple counterparties that had an initial aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and expired on June 30, 2021.

In March 2020, we entered into an interest rate swap with an initial aggregate notional value of $549.2 million, that increased to $1.42 billion on June 30, 2021, an effective date of March 31, 2020, and will expire on March 31, 2023. As of December 31, 2022, the notional value of this interest rate swap was $1.03 billion.

As of December 31, 2022 and 2021, we had $2.69 billion and $2.84 billion, respectively, of total principal indebtedness (including finance leases of $68.1 million and $54.8 million, respectively), of which $988.8 million and $1.03 billion, respectively, was subject to variable interest rates (excluding finance leases). Each quarter-point increase or decrease in the applicable floating interest rate as of December 31, 2022 and 2021 would change our annual interest expense by approximately $2.5 million and $2.6 million, respectively. The amount of debt subject to variable interest rates is expected to increase significantly upon expiration of the swaps in March 2023, however we plan to continue to hedge a portion of our variable interest rate exposure.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Syneos Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Syneos Health, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, cash flows, and shareholders’ equity, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Full-service Clinical Contracts – Refer to Notes 1 and 11 to the consolidated financial statements

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

Given the judgments necessary to estimate total contract costs in order to estimate the amount of revenue to recognize for certain long-term clinical research contracts, which use the cost-to-cost method, auditing such estimates required extensive audit effort due to the complexity of these contracts and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total contract costs to determine the amount of revenue to recognize for full-service clinical research contracts included the following, among others:

•
We tested the effectiveness of controls over long-term contract revenue, including those over the estimates of total contract costs related to the performance obligation.
•
We selected a sample of long-term contracts and performed the following:

Evaluated whether the contracts were properly included in management’s calculation of long-term contract revenue based on the terms and conditions of each contract, including whether continuous transfer of control to the customer occurred as progress was made toward fulfilling the performance obligation.

Compared the transaction prices to the consideration expected to be received based on current rights and obligations under the contracts and any contract modifications that were agreed upon with the customers.

Evaluated management’s identification of distinct performance obligations by assessing whether the underlying services were highly interdependent and interrelated.

Tested the accuracy and completeness of the total contract costs incurred to date for the performance obligation.

Evaluated the estimates of total contract cost for the performance obligation by:
•
Evaluating management’s ability to achieve the estimates of total contract cost by performing corroborating inquiries with the Company’s project managers and project financial analysts and comparing the estimates to management’s work plans and cost estimates.
•
Comparing management’s estimates of cost and revenue for the selected contracts to historical experience and evaluating the reasonableness of management’s forecast of remaining costs to be incurred for each contract based on progress to date.

Tested the mathematical accuracy of management’s calculation of revenue for the performance obligation.

•
We evaluated management’s ability to accurately estimate total contract costs and revenue by comparing actual costs to management’s historical estimates for performance obligations that have been fulfilled.

Goodwill – Communications Reporting Unit – Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

The Company’s goodwill impairment test involves comparing the estimated fair value of each reporting unit, including goodwill, to its carrying value using a qualitative or quantitative analysis. During the fourth quarter of 2022, the Company performed a quantitative analysis for its Communications reporting unit, which had a goodwill balance of $529.1 million as of December 31, 2022. The Company estimated the fair value of its Communications reporting unit using the income approach. This approach incorporated a discounted cash flow model in which the estimated future cash flows of the reporting unit were discounted using a risk-adjusted weighted-average cost of capital. The determination of fair value for the Communications reporting unit required management to make significant judgments and estimates that are subject to uncertainty as actual results could be different than those judgments and estimates used in the impairment test, which may result in an impairment charge in the future. The Company concluded that the estimated fair value of its Communications reporting unit exceeded its carrying value by approximately $19.0 million, or 3%, and therefore no impairment existed.

We identified the quantitative analysis of the Communications reporting unit as a critical audit matter because of the significant judgments made by management to estimate its fair value. Auditing the discounted cash flow calculations for this reporting unit involved a high degree of auditor judgment and an increased effort, which included the involvement of our fair value specialists, as it related to evaluating management’s assumptions and estimates related to future growth rates, margin projections, timing of future cash flows and the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assumptions and estimates of future growth rates, margin projections, timing of future cash flows and the discount rate used by management to estimate the fair value of the Communications reporting unit included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment analysis, including those over the selection of the discount rate and management’s development of forecasts of future growth rates, timing of cash flows and margin projections.
•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical forecasts and the associated actual results, (2) internal communications to management, and (3) forecasted information included in analyst and industry reports for the Company and certain of its peer companies.
•
With the assistance of our fair value specialists, we evaluated (1) the valuation methodology used and (2) the projections of future growth rates and the discount rate by testing the underlying source information including the mathematical accuracy of the calculations, and by developing a range of independent estimates and comparing those to the rate selected by management.

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

February 15, 2023

We have served as the Company’s auditor since 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Syneos Health, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Syneos Health, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 15, 2023 expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Raleigh, North Carolina

February 15, 2023

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Revenue	$5,393,082	$5,212,970	$4,415,777

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	4,138,816	3,994,484	3,398,142
Selling, general, and administrative expenses	547,254	570,765	472,726
Restructuring and other costs	56,641	22,816	29,414
Depreciation	86,053	73,832	70,185
Amortization	161,126	161,793	152,167
Total operating expenses	4,989,890	4,823,690	4,122,634
Income from operations	403,192	389,280	293,143

Total other expense, net:
Interest income	(1,609)	(111)	(265)
Interest expense	82,397	79,252	91,145
Loss on extinguishment of debt	817	3,612	1,581
Other expense (income), net	7,022	(8,633)	(2,976)
Total other expense, net	88,627	74,120	89,485
Income before provision for income taxes	314,565	315,160	203,658
Income tax expense	48,068	80,329	10,871
Net income	$266,497	$234,831	$192,787

Earnings per share:
Basic	$2.59	$2.26	$1.85
Diluted	$2.58	$2.24	$1.83
Weighted average common shares outstanding:
Basic	102,974	103,872	104,168
Diluted	103,477	105,065	105,465

The accompanying notes are an integral part of these consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income	$266,497	$234,831	$192,787
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $2,720, $5,599, and $(1,394), respectively	8,231	16,140	(3,925)
Foreign currency translation adjustments, net of income tax (benefit) expense of $(634), $(1,472), and $1,354, respectively	(92,487)	(24,957)	34,717
Comprehensive income	$182,241	$226,014	$223,579

The accompanying notes are an integral part of these consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$112,004	$106,475
Accounts receivable and unbilled services, net	1,645,162	1,524,890
Prepaid expenses and other current assets	186,770	135,091
Total current assets	1,943,936	1,766,456
Property and equipment, net	264,295	222,657
Operating lease right-of-use assets	172,794	209,408
Goodwill	4,897,518	4,956,015
Intangible assets, net	680,863	854,067
Deferred income tax assets	50,677	35,387
Other long-term assets	189,135	193,103
Total assets	$8,199,218	$8,237,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$118,621	$107,535
Accrued expenses	614,200	614,441
Deferred revenue	923,875	868,455
Current portion of operating lease obligations	43,984	43,058
Current portion of finance lease obligations	24,011	20,627
Total current liabilities	1,724,691	1,654,116
Long-term debt	2,611,166	2,775,721
Operating lease long-term obligations	175,568	205,798
Finance lease long-term obligations	44,124	34,181
Deferred income tax liabilities	92,155	78,062
Other long-term liabilities	56,513	76,660
Total liabilities	4,704,217	4,824,538

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock, $0.01 par value; 600,000 shares authorized, 102,911 and 103,764 shares issued and outstanding as of December 31, 2022 and 2021, respectively	1,029	1,038
Additional paid-in capital	3,460,152	3,474,088
Accumulated other comprehensive loss, net of taxes	(133,874)	(49,618)
Retained earnings (accumulated deficit)	167,694	(12,953)
Total shareholders’ equity	3,495,001	3,412,555
Total liabilities and shareholders’ equity	$8,199,218	$8,237,093

The accompanying notes are an integral part of these consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash flows from operating activities:
Net income	$266,497	$234,831	$192,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,179	235,625	222,352
Share-based compensation	57,270	65,204	58,491
Provision for doubtful accounts	4,597	367	695
(Benefit from) provision for deferred income taxes	(1,863)	46,522	(3,839)
Foreign currency transaction adjustments	(10,724)	(5,928)	4,148
Fair value adjustment of contingent obligations	—	(597)	(3,664)
Gain on sale of business	—	—	(7,133)
Loss on extinguishment of debt	817	3,612	1,581
Other non-cash items	(10,074)	7,789	1,765
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, unbilled services, and deferred revenue	(88,251)	(109,364)	16,316
Accounts payable and accrued expenses	20,926	24,620	(2,561)
Other assets and liabilities	(59,393)	(52,403)	(55,445)
Net cash provided by operating activities	426,981	450,278	425,493
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	(4,484)	(278,920)	(456,455)
Proceeds from notes receivable from divestiture	—	5,000	—
Proceeds from sale of business	—	—	17,970
Purchases of property and equipment	(93,459)	(56,841)	(50,010)
Investments in unconsolidated affiliates	(7,691)	(5,741)	(15,589)
Loan to unconsolidated affiliate	—	(3,844)	—
Net cash used in investing activities	(105,634)	(340,346)	(504,084)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of discount	1,347,721	494,505	600,000
Payments of debt financing costs	(3,735)	(1,008)	(9,570)
Repayments of long-term debt	(1,785,992)	(727,277)	(327,294)
Proceeds from accounts receivable financing agreement	150,000	100,000	31,600
Repayments of accounts receivable financing agreement	—	—	(6,600)
Proceeds from revolving line of credit	390,993	80,000	300,000
Repayments of revolving line of credit	(270,000)	(80,000)	(300,000)
Payments of contingent consideration related to acquisitions	(3,082)	(7,197)	(26,634)
Payments of finance leases	(7,998)	(15,774)	(16,434)
Payments for repurchases of common stock	(149,961)	(117,521)	(70,151)
Proceeds from exercises of stock options	23,705	28,148	24,568
Payments related to tax withholdings for share-based compensation	(30,808)	(31,453)	(21,220)
Net cash (used in) provided by financing activities	(339,157)	(277,577)	178,265
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	23,339	1,947	8,810
Net change in cash, cash equivalents, and restricted cash	5,529	(165,698)	108,484
Cash, cash equivalents, and restricted cash - beginning of period	106,475	272,173	163,689
Cash, cash equivalents, and restricted cash - end of period	$112,004	$106,475	$272,173

The accompanying notes are an integral part of these consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Shareholders’ equity, beginning balance	$3,412,555	$3,242,112	$3,029,654
Impact from adoption of ASU 2016-13	—	—	(2,771)
Shareholders’ equity, adjusted beginning balance	3,412,555	3,242,112	3,026,883

Common stock:
Beginning balance	1,038	1,039	1,039
Repurchases of common stock	(19)	(15)	(13)
Issuances of common stock	10	14	13
Ending balance	1,029	1,038	1,039

Additional paid-in capital:
Beginning balance	3,474,088	3,461,747	3,441,471
Repurchases of common stock	(64,092)	(49,595)	(41,512)
Issuances of common stock	(7,114)	(3,268)	3,297
Share-based compensation	57,270	65,204	58,491
Ending balance	3,460,152	3,474,088	3,461,747

Accumulated other comprehensive loss:
Beginning balance	(49,618)	(40,801)	(71,593)
Unrealized gain (loss) on derivative instruments, net of taxes	8,231	16,140	(3,925)
Foreign currency translation adjustment, net of taxes	(92,487)	(24,957)	34,717
Ending balance	(133,874)	(49,618)	(40,801)

Retained earnings (accumulated deficit):
Beginning balance	(12,953)	(179,873)	(341,263)
Impact from adoption of ASU 2016-13	—	—	(2,771)
Adjusted beginning balance	(12,953)	(179,873)	(344,034)
Repurchases of common stock	(85,850)	(67,911)	(28,626)
Net income	266,497	234,831	192,787
Ending balance	167,694	(12,953)	(179,873)

Shareholders’ equity, ending balance	$3,495,001	$3,412,555	$3,242,112

The accompanying notes are an integral part of these consolidated financial statements.

Syneos Health, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

Principal Business

Syneos Health, Inc. (the “Company”) is a global provider of end-to-end biopharmaceutical outsourcing solutions. The Company operates under two reportable segments, Clinical Solutions and Commercial Solutions, and derives its revenue through a suite of services designed to enhance its customers’ ability to successfully develop, launch, and market their products. The Company offers its solutions on both a standalone and integrated basis with biopharmaceutical development and commercialization services ranging from Phase I to IV clinical trial services to services associated with the commercialization of biopharmaceutical products. The Company’s customers include small, mid-sized, and large companies in the biopharmaceutical, biotechnology, and medical device industries.

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

Foreign Currency Translation and Transactions

For subsidiaries outside of the United States (“U.S.”) that operate in a local currency environment, revenue and expenses are translated to U.S. dollars at the monthly average rates of exchange prevailing during the period, assets and liabilities are translated at period-end exchange rates, and equity accounts are translated at historical exchange rates. The net effect of foreign currency translation adjustments is included in shareholders’ equity as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets.

Foreign currency transaction gains and losses are the result of exchange rate changes during the period of time between the consummation and cash settlement of transactions denominated in currencies other than the functional currency. Foreign currency transaction gains and losses are recognized in earnings as incurred and are included in other expense (income), net in the accompanying consolidated statements of income.

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

The Company’s net cash pool position consisted of the following as of December 31 (in thousands):

	2022	2021
Gross cash position	$283,337	$179,160
Less: cash borrowings	(283,029)	(167,507)
Net cash position	$308	$11,653

Restricted Cash

Restricted cash represents cash and deposits held as security over bank deposits, lease guarantees, and insurance obligations that are restricted as to withdrawal or use. Restricted cash is classified as a current or long-term asset based on the timing and nature of when and how the cash is expected to be used or when the restrictions are expected to lapse. As of December 31, 2022 and 2021, restricted cash balances were $0.1 million.

Fair Value

The Company records certain assets and liabilities at fair value in accordance with ASC Topic 820, Fair Value Measurement (see “Note 6 - Fair Value Measurements”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. This guidance also specifies a fair value hierarchy that distinguishes between valuation assumptions developed based on market data obtained from independent external sources and the reporting entity’s own assumptions. Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. In accordance with this guidance, fair value measurements are classified under the following hierarchy:

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

Derivative financial instruments are measured at fair value and recognized in the accompanying consolidated balance sheets in prepaid expenses and other current assets, other long-term assets, accrued expenses, and other long-term liabilities, as disclosed in “Note 5 – Derivatives.” The fair value of interest rate swaps is determined using the market standard methodology of discounted future variable cash receipts. The variable cash receipts are determined by discounting the future expected cash receipts that would occur if variable interest rates rise above the fixed rate of the swaps. The variable interest rates used in the calculation of projected receipts on the swap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Changes in the fair value of derivative instruments designated as hedging instruments are recorded each period according to the determination of the derivative’s effectiveness. The effective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in accumulated other comprehensive loss and subsequently reclassified into earnings in the period during which the hedged transaction is recognized in earnings. The ineffective portion of the change in fair value of the derivatives is recognized as non-operating income or expense immediately when incurred and included in interest expense in the accompanying consolidated statements of income.

Foreign Exchange Forward

From time to time, the Company utilizes a foreign exchange forward in order to minimize monthly foreign currency remeasurement gains or losses on non-functional currency monetary balances. The Company did not designate the derivative as a hedge. All changes in the fair value of the foreign exchange forward are recorded in earnings every month to other expense (income), net in the accompanying consolidated statements of income, as disclosed in “Note 5 – Derivatives.”

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

Property and Equipment

Property and equipment primarily consists of furniture, vehicles, software, office equipment, computer equipment, and lab equipment. Purchased and constructed property and equipment is initially recorded at historical cost plus the estimated value of any associated legally or contractually required retirement obligations. Property and equipment acquired in an acquisition are recorded based on the estimated fair value as of the acquisition date. The Company leases vehicles for certain sales representatives in the Commercial Solutions segment. These leases are classified and accounted for as leases in accordance with ASC Topic 842, Leases (“ASC 842”). For further information about lease arrangements, see “Note 19 - Leases.”

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

The Company on a periodic basis evaluates events or changes in circumstances, such as lease abandonment, that would reduce the future cash flows associated with a ROU asset. In the event of lease abandonment, in which the Company commits to no longer use the underlying property subject to a lease for any business purposes, including storage, and does not have the intent or the ability to sublease the property, a loss on abandonment is recognized within restructuring and other costs.

Goodwill and Intangible Assets

Goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter and more frequently if impairment indicators arise, which requires significant judgment. Impairment indicators include events or changes in circumstances that would more likely than not reduce the fair value of a reporting unit with assigned goodwill below its carrying amount. The Company monitors events and changes in circumstances on a continuous basis between annual impairment testing dates to determine if any events or changes in circumstances indicate impairment. Separate intangible assets that have finite useful lives are amortized over their estimated useful lives or over the period in which economic benefit is received. The Company’s finite-lived intangibles consist of customer relationships, acquired backlog, trade names, trademarks, patient communities, and acquired technologies. All finite-lived intangibles, excluding acquired backlog, are amortized on a straight-line basis over the estimated useful life of the asset. Acquired backlog is amortized on an accelerated basis, which coincides with the period of economic benefit received by the Company.

The goodwill impairment test involves comparing the estimated fair value of each reporting unit, including goodwill, to its carrying value using a qualitative or quantitative analysis. If the qualitative analysis indicates that it is more likely than not that the estimated fair value is less than the carrying value for the reporting unit, the Company will perform a quantitative analysis of the reporting unit. If based on the qualitative analysis it is more likely than not that the reporting unit’s estimated fair value exceeds its carrying value, no further analysis is required. If after performing the quantitative analysis it is more likely than not that the reporting unit’s carrying value exceeds its estimated fair value, a non-cash goodwill impairment loss must be recognized in an amount equal to that excess for that reporting unit, not to exceed the total goodwill amount for that reporting unit.

The fair value of a reporting unit could be negatively impacted by future events and circumstances. Such events or circumstances include a future decline in the Company’s results of operations, a decline in the valuation of biopharmaceutical company stocks, an increase in weighted-average cost of capital, a significant slowdown in the worldwide economy, failure to meet the performance projections included in the Company’s forecasts of future operating results, loss of key customers, and a reduction in research and development (“R&D”) spending or outsourcing by biopharmaceutical companies, among other events and circumstances.

When performing the quantitative analysis, the Company estimates the fair value of each reporting unit using the income approach. This approach incorporates a discounted cash flow model in which the estimated future cash flows of the reporting unit are discounted using a risk-adjusted weighted-average cost of capital. The forecasts used in the discounted cash flow model for each reporting unit are based in part on strategic plans and represent the Company’s estimates based on current and forecasted business and market conditions. The determination of fair value for each reporting unit requires significant judgments and estimates and actual results could be materially different than those judgments and estimates, which may result in a non-cash impairment charge. The Company completed an annual impairment test as of October 1, 2022 for all four of its reporting units, and concluded that there were no impairments. The Company performed a quantitative analysis for its Communications reporting unit, which had a goodwill balance of $529.1 million as of December 31, 2022. The Company concluded that the estimated fair value of its Communications reporting unit exceeded its carrying value by approximately $19.0 million, or 3%, and therefore no impairment existed.

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

The weighted average estimated useful lives of the Company’s intangible assets were as follows as of December 31:

	2022	2021
Customer relationships	9.8 years	9.8 years
Acquired backlog	2.6 years	2.6 years
Trade names and trademarks	5.5 years	5.5 years
Patient communities	6.0 years	6.0 years
Acquired technologies	5.8 years	6.0 years

No intangible asset impairment charges were recorded for the years ended December 31, 2022 or 2021. For additional information regarding the carrying values of intangible assets, see “Note 2 – Financial Statement Details.”

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

Capitalized Costs

The Company capitalizes certain costs associated with commissions and bonuses paid to its employees in the Clinical Solutions segment because these costs are incurred in obtaining contracts that have a term greater than one year. Capitalized costs are included in prepaid expenses and other current assets and other long-term assets in the accompanying consolidated balance sheets. The Company amortizes these costs in a manner that is consistent with the pattern of revenue recognition described below. The Company expenses costs to obtain contracts that have a term of less than one year.

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

2. Financial Statement Details

Accounts Receivable and Unbilled Services, net

Accounts receivable and unbilled services (including contract assets), net of allowance for doubtful accounts, consisted of the following as of December 31 (in thousands):

	2022	2021
Accounts receivable billed	$898,839	$873,265
Accounts receivable unbilled	227,210	241,799
Contract assets	531,234	417,411
Less: Allowance for doubtful accounts	(12,121)	(7,585)
Accounts receivable and unbilled services, net	$1,645,162	$1,524,890

The following table summarizes the changes in the allowance for doubtful accounts (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at the beginning of the period	$(7,585)	$(7,615)	$(5,381)
Impact from adoption of ASU 2016-13	—	—	(2,771)
Current year provision	(4,597)	(367)	(695)
Write-offs, net of recoveries and the effects of foreign currency exchange	61	397	1,232
Balance at the end of the period	$(12,121)	$(7,585)	$(7,615)

Accounts Receivable Factoring Arrangement

The Company has an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, at its option, without recourse, to an unrelated third-party financial institution for cash. For the years ended December 31, 2022 and 2021, the Company factored $127.0 million and $129.1 million, respectively, of trade accounts receivable on a non-recourse basis and received $126.2 million and $128.9 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Property and Equipment, net

Property and equipment, net of accumulated depreciation, consisted of the following as of December 31 (in thousands):

	2022	2021
Software	$186,880	$159,736
Leasehold improvements	104,803	96,188
Computer equipment	101,739	91,937
Vehicles	87,213	77,674
Office furniture, fixtures, and equipment	69,742	65,018
Buildings and land	4,724	5,692
Assets not yet placed in service	41,192	28,706
Property and equipment, gross	596,293	524,951
Less: Accumulated depreciation	(331,998)	(302,294)
Property and equipment, net	$264,295	$222,657

As of December 31, 2022 and 2021, the gross book value of vehicles under finance leases was $87.2 million and $77.7 million, respectively, and accumulated depreciation was $24.1 million and $30.0 million, respectively. For the years ended December 31, 2022 and 2021, amortization charges related to these assets, net of rebates, were $20.5 million and $17.5 million, respectively, and were included in depreciation on the accompanying consolidated statements of income.

Goodwill and Intangible Assets

The changes in carrying amount of goodwill by segment were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (b)	Total
Balance as of December 31, 2020	$3,216,335	$1,559,843	$4,776,178
Acquisitions (c)	192,286	—	192,286
Impact of foreign currency translation and other (d)	40,078	(52,527)	(12,449)
Balance as of December 31, 2021	3,448,699	1,507,316	4,956,015
Acquisitions (e)	2,258	2,924	5,182
Impact of foreign currency translation	(45,080)	(18,599)	(63,679)
Balance as of December 31, 2022	$3,405,877	$1,491,641	$4,897,518

(a) Accumulated impairment losses of $8.1 million associated with the Clinical Solutions segment were recorded prior to 2016 and related to the former Phase I Services segment, now a component of the Clinical Solutions segment. No impairment of goodwill was recorded for the years ended December 31, 2022, 2021, or 2020.

(b) Accumulated impairment losses of $8.0 million associated with the Commercial Solutions segment were recorded prior to 2015 and related to the former Global Consulting segment, now a component of the Commercial Solutions segment. No impairment of goodwill was recorded for the years ended December 31, 2022, 2021, or 2020.

(c) Amount represents goodwill recognized in connection with the acquisitions of StudyKIK Corporation (“StudyKIK”) and RxDataScience, Inc. (“RxDataScience”), other insignificant acquisitions in 2021, and insignificant measurement period adjustments recognized in connection with the 2020 acquisitions of SHCR Holdings Corporation (“Synteract”) and Illingworth Research Group™ (“Illingworth Research”) within the Clinical Solutions segment.

(d) Includes $44.2 million reallocation of goodwill from the Commercial Solutions segment to the Clinical Solutions segment to reflect the transfer of the Kinapse Regulatory and Operations Consulting service lines to align with management reporting in 2021.

(e) Amount represents goodwill recognized in connection with insignificant acquisitions and measurement period adjustments in connection with insignificant 2021 acquisitions during the year ended December 31, 2022.

Intangible assets, net consisted of the following (in thousands):

	December 31, 2022			December 31, 2021
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Customer relationships	$1,524,427	$(931,068)	$593,359	$1,547,925	$(811,542)	$736,383
Acquired backlog	173,963	(164,515)	9,448	175,826	(154,475)	21,351
Trade names and trademarks	54,972	(36,177)	18,795	55,728	(28,806)	26,922
Patient communities	45,100	(9,709)	35,391	45,100	(2,192)	42,908
Acquired technologies	30,050	(6,180)	23,870	27,800	(1,297)	26,503
Intangible assets, net	$1,828,512	$(1,147,649)	$680,863	$1,852,379	$(998,312)	$854,067

The future estimated amortization expense for intangible assets as of December 31, 2022 is expected to be as follows (in thousands):

Year Ended December 31,
2023	$151,216
2024	144,983
2025	130,813
2026	108,527
2027	91,778
2028 and thereafter	53,546
Total	$680,863

Accrued Expenses

Accrued expenses consisted of the following as of December 31 (in thousands):

	2022	2021
Professional fees, investigator fees, and pass-through costs	$300,756	$283,432
Compensation, including bonuses, fringe benefits, and payroll taxes	178,862	215,386
Income and other taxes	22,689	25,723
Rebates to customers	21,826	22,367
Contingent obligations, current	14,600	3,397
Restructuring and other costs, current portion	12,804	6,657
Interest rate swaps - current	—	1,827
Other liabilities	62,663	55,652
Total accrued expenses	$614,200	$614,441

Accumulated Other Comprehensive Loss, Net of Taxes

Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance	$(49,618)	$(40,801)

Derivative Instruments:
Beginning balance	(2,621)	(18,761)
Other comprehensive income before reclassifications	16,626	2,963
Reclassification adjustments	(8,395)	13,177
Ending balance	5,610	(2,621)

Foreign Currency Translation:
Beginning balance	(46,997)	(22,040)
Other comprehensive loss before reclassifications	(92,487)	(24,957)
Ending balance	(139,484)	(46,997)

Accumulated other comprehensive loss, net of taxes	$(133,874)	$(49,618)

Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Unrealized gain (loss) on derivative instruments:
Unrealized gain (loss) during period, before taxes	$22,180	$4,084	$(27,647)
Income tax expense (benefit)	5,554	1,121	(7,201)
Unrealized gain (loss) during period, net of taxes	16,626	2,963	(20,446)
Reclassification adjustment, before taxes	(11,229)	17,655	22,328
Income tax (benefit) expense	(2,834)	4,478	5,807
Reclassification adjustment, net of taxes	(8,395)	13,177	16,521
Total unrealized gain (loss) on derivative instruments, net of taxes	8,231	16,140	(3,925)

Foreign currency translation adjustments:
Foreign currency translation adjustments, before taxes	(93,121)	(26,429)	36,071
Income tax (benefit) expense	(634)	(1,472)	1,354
Foreign currency translation adjustments, net of taxes	(92,487)	(24,957)	34,717

Total other comprehensive (loss) income, net of taxes	$(84,256)	$(8,817)	$30,792

Other Expense (Income), Net

Other expense (income), net consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Net realized foreign currency loss	$12,780	$2,190	$3,175
Net unrealized foreign currency (gain) loss	(10,724)	(5,928)	4,147
Gain on sale of business	—	—	(7,133)
Equity investment loss (income)	1,000	(1,950)	(3,745)
Other, net	3,966	(2,945)	580
Total other expense (income), net	$7,022	$(8,633)	$(2,976)

Supplemental disclosure of cash flow information

The following table provides details of supplemental cash flow information (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for income taxes, net of refunds	$66,900	$35,100	$23,400
Cash paid for interest (excluding finance leases)	75,384	63,952	83,690
Supplemental disclosure of noncash investing and financing activities
Non-cash investment to acquire certain intellectual property rights from a customer in lieu of cash payment for services rendered	—	—	27,300
Fair value of contingent consideration related to acquisitions	1,500	19,158	—
Change in property and equipment included in liabilities	4,117	1,753	11,684
Vehicles acquired through finance lease agreements	51,473	28,994	20,203

3. Acquisitions, Divestitures, and Investments

RxDataScience Acquisition

On October 6, 2021, the Company completed the acquisition of RxDataScience, a specialist organization that helps biopharmaceutical customers solve challenging problems through advanced analytics, data management, and artificial intelligence. The total purchase consideration was $67.5 million (net of cash acquired of $2.4 million). The Company recognized $53.2 million of goodwill and $18.0 million of intangible assets. The remainder of consideration was attributed to other net assets, primarily related to net working capital. Refer to “Note 15 – Related-Party Transactions” for further information.

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

Allocation of Consideration Transferred

The following table summarizes the estimated fair value of the net assets acquired at the date of the acquisition (dollars in thousands):

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

Divestitures

During 2020, the Company sold its contingent staffing business to a related party in exchange for potential future cash consideration not to exceed $4.0 million. Based on the financial results of the business through May 31, 2022 and 2021, the Company recognized $2.2 million and $1.8 million of contingent consideration in other expense (income), net in the accompanying consolidated statements of income during 2022 and 2021, respectively, which reflects the maximum amount of future cash consideration. Refer to “Note 15 – Related-Party Transactions” for further information.

During 2020, the Company sold its medication adherence business for consideration of $23.0 million, including cash consideration of $18.0 million, net of cash transferred, and convertible notes of $5.0 million, resulting in a gain on sale of $7.1 million. The Company received $5.0 million of cash proceeds from the notes receivable during 2021. Based on the performance of the business through 2021, the Company recognized $3.0 million and $3.6 million of contingent consideration for the years ended December 31, 2021 and 2020, respectively. The gain on sale and contingent consideration were recognized in other expense (income), net in the accompanying consolidated statements of income.

Investments

During 2020, the Company made a non-cash investment of $27.3 million to acquire certain intellectual property rights from a customer in lieu of cash payment for services rendered. During 2021, the Company exchanged the intellectual property for an equity method investment in an unconsolidated variable interest entity. The Company provided the entity with $3.8 million in cash, in the form of a loan during 2021. Based on the hypothetical liquidation book value of its investment as of December 31, 2022 and 2021, the Company recognized $3.8 million and $5.3 million of losses during the years ended December 31, 2022 and 2021, respectively, to other expense (income), net in the accompanying consolidated statements of income. As of December 31, 2022 and 2021, the book value of the Company’s investment was $10.4 million and $16.2 million, respectively, and was included in other long-term assets in the accompanying consolidated balance sheets, with a maximum exposure to loss of approximately $14.4 million as of December 31, 2022, which includes funding of the loan.

4. Long-Term Debt Obligations

The Company’s debt obligations consisted of the following as of December 31 (in thousands):

	2022	2021
Secured Debt
Term A Facility due November 2027	$1,350,000	$—
Revolver due November 2027	120,993	—
Accounts receivable financing agreement due October 2025	550,000	400,000
Term Loan A - tranche one due March 2024	—	149,195
Term Loan A - tranche two due August 2024	—	1,636,797
Total secured debt	2,020,993	2,185,992
Unsecured Debt
Senior notes due January 2029 (the “Notes”)	600,000	600,000
Total debt obligations	2,620,993	2,785,992
Less: Term loan original issuance discount	(3,322)	(2,228)
Less: Unamortized deferred issuance costs	(6,505)	(8,043)
Total long-term debt	$2,611,166	$2,775,721

Credit Agreement

On November 4, 2022, the Company entered into an Amended & Restated Credit Agreement (“A&R Credit Agreement”) that extended and refinanced the Company’s existing credit agreement, dated August 1, 2017, among the Company, the lenders party thereto, JPMorgan, as Administrative Agent and Collateral Agent, and each of the other parties thereto (“Credit Agreement”) that previously included a $1.55 billion Term Loan A facility (“Term Loan A”) and a $600.0 million revolving credit facility (the “Revolver”). The A&R Credit Agreement matures in November 2027 and now includes a $1.35 billion term loan A facility (“Term A Facility”) and an increase to the Revolver of $400.0 million to $1.00 billion. The full Term A Facility and $261.0 million on the Revolver was drawn at closing to pay off Term Loan A. In connection with this payoff and earlier prepayments, the Company recorded a $0.8 million loss on extinguishment of debt during the year ended December 31, 2022. The Term A Facility was issued net of a discount and debt issuance costs totaling $2.3 million. As of December 31, 2022, the interest rate on the Term A Facility was 5.67%.

All obligations under the A&R Credit Agreement are guaranteed by the Company and certain of the Company’s direct and indirect wholly-owned domestic subsidiaries. The obligations under the A&R Credit Agreement are secured by substantially all of the assets of the Company and the guarantors, including 65% of the capital stock of certain controlled foreign subsidiaries.

Term A Facility borrowings bear interest at a rate per annum equal to the Alternate Base Rate plus an applicable rate or Adjusted Term SOFR Rate plus an applicable rate, subject to a pricing grid based on the first lien leverage ratio. Revolver borrowings in U.S. Dollars bear interest at a rate per annum equal to the Alternate Base Rate plus an applicable rate, Adjusted Term SOFR Rate plus an applicable rate or Adjusted Daily Simple SOFR Rate plus an applicable rate, each also subject to a pricing grid based on the first lien leverage ratio. Revolver borrowings in Canadian Dollars, Sterling, Euro, Japanese Yen, and Singapore Dollars bear interest at a rate per annum equal to the applicable Term Benchmark, Credit Balance Refund (“CBR”) or Risk Free Rate (“RFR”) (each as defined in the A&R Credit Agreement), as applicable, plus an applicable rate, in each case, also subject to a pricing grid based on the first lien leverage ratio.

The A&R Credit Agreement provides that the Company will make scheduled quarterly payments on the Term A Facility equal to 0% of the original principal amount of the Term A Facility through January 2024, 0.625% in April 2024 and July 2024, and 1.25% in October 2024 and quarterly thereafter, with the remaining balance payable on maturity date.

The applicable margins with respect to Alternate Base Rate and Adjusted RFR/CBR/Term Benchmark borrowings are determined depending on the “First Lien Leverage Ratio” or the “Secured Net Leverage Ratio” (as defined in the A&R Credit Agreement) and range as follows:

	Alternate Base Rate	Adjusted RFR/CBR/Term Benchmark Rate
Term A Facility	0.25% - 0.50%	1.25% - 1.50%
Revolver	0.25% - 0.50%	1.25% - 1.50%

The Company also pays a quarterly commitment fee between 0.20% and 0.30% on the average daily unused balance of the Revolver depending on the “First Lien Leverage Ratio” at the adjustment date.

Revolver and Letters of Credit

The Revolver includes letters of credit (“LOCs”) with a sublimit of $150.0 million. Fees are charged on all outstanding LOCs at an annual rate equal to the margin in effect on Adjusted RFR/CBR/Term Benchmark Rate revolving loans plus participation and fronting fees. As of December 31, 2022, there were $121.0 million of outstanding borrowings under the Revolver and $14.1 million of LOCs outstanding, leaving $864.9 million of available borrowings under the Revolver, including $135.9 million available for LOCs. As of December 31, 2022, the interest rate on the Revolver was 5.65%.

Accounts Receivable Financing Agreement

Under the Company’s accounts receivable financing agreement (the “Receivables Financing Agreement”), certain of the Company’s consolidated subsidiaries sell accounts receivable and unbilled services (including contract assets) balances to a wholly-owned, bankruptcy-remote special purpose entity (“SPE”), which is the borrower under the facility. The facility is without recourse to the Company or any subsidiaries of the Company other than the SPE, other than with respect to limited indemnity obligations of the selling entities and the servicer of the receivables in respect of the character of the receivables sold by them and the performance of the servicing duties.

On October 3, 2022, the Company amended its Receivables Financing Agreement to increase the amount it can borrow from $400.0 million to $550.0 million, extended the maturity to October 2025, and drew down the additional $150.0 million. At the same time, the Company made voluntary prepayments on its Term Loan A totaling $150.0 million; therefore, there was no incremental impact on the Company’s debt balance.

As of December 31, 2022, the Company had $550.0 million of outstanding borrowings under the Receivables Financing Agreement, which are recorded in long-term debt on the accompanying consolidated balance sheet. There was no remaining borrowing capacity available under this agreement as of December 31, 2022.

The Receivables Financing Agreement is secured by a lien on certain receivables and other assets, and the Company has guaranteed the performance of the obligations of existing and future subsidiaries that sell and service the accounts receivable under this agreement. The available borrowing capacity varies monthly according to the levels of the Company’s eligible accounts receivable and unbilled receivables. Loans under this agreement will accrue interest at an annual rate equal to the Adjusted SOFR Rate plus an applicable margin, subject to a pricing grid based on the Company’s first lien leverage ratio. The Adjusted SOFR rate is equal to the Daily Simple SOFR Rate or the Term SOFR Rate (each as defined in the Receivables Financing Agreement), as applicable, for the applicable interest period plus 0.10% subject to a floor of 0%. As of December 31, 2022, the interest rate on the accounts receivable financing agreement was 5.32%.

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

Maturities of Debt Obligations

As of December 31, 2022, the contractual maturities of the Company’s debt obligations (excluding finance leases that are presented in “Note 19 – Leases”) were as follows (in thousands):

	Principal	Interest (a)
2023	$—	$135,976
2024	33,750	135,471
2025	617,500	124,545
2026	67,500	98,379
2027	1,302,243	82,895
2028 and thereafter	600,000	22,656
Less: Term loan original issuance discount	(3,322)
Less: Unamortized deferred issuance costs	(6,505)
Total	$2,611,166	$599,922

(a) The interest payments on long-term debt in the above table are based on interest rates in effect as of December 31, 2022.

5. Derivatives

Interest Rate Swaps

The Company has entered into various interest rate swaps to mitigate its exposure to changes in interest rates on its term loan. In June 2018, the Company entered into an interest rate swap with multiple counterparties that had an initial aggregate notional value of $1.01 billion, an effective date of December 31, 2018, and expired on June 30, 2021.

In March 2020, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $549.2 million that increased to $1.42 billion on June 30, 2021, an effective date of March 31, 2020, and will expire on March 31, 2023. As of December 31, 2022, the notional value of this interest rate swap was $1.03 billion.

The significant terms of these derivatives are substantially the same as those contained within the A&R Credit Agreement, including monthly settlements with the swap counterparties. Interest rate swaps are designated as hedging instruments. The amounts of hedge ineffectiveness recorded in net income during the years ended December 31, 2022, 2021, and 2020 were insignificant.

Foreign Exchange Forward

On October 30, 2020, the Company entered into a foreign exchange forward in order to minimize monthly foreign currency remeasurement gains or losses on non-functional currency monetary balances. The foreign exchange forward notional value may be adjusted each month as the exposure balance changes. The Company did not designate the derivative as a hedge. All changes in the fair value of the foreign exchange forward are recorded in earnings every month to other expense (income), net in the accompanying consolidated statements of income. The Company recognized $10.0 million and $0.7 million of realized losses during the years ended December 31, 2022 and 2021, respectively, related to this foreign exchange forward. As of December 31, 2022, the notional value was zero as the Company discontinued the use of this foreign exchange forward during the year ended December 31, 2022.

Fair Values

The fair values of the Company’s derivative financial instruments as of December 31 and the line items on the accompanying consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	2022	2021
Interest rate swaps - current	Prepaid expenses and other current assets	$10,073	$—
Interest rate swaps - non-current	Other long-term assets	—	948
Fair value of derivative assets		$10,073	$948

Interest rate swaps - current	Accrued expenses	$—	$1,827
Fair value of derivative liabilities		$—	$1,827

6. Fair Value Measurements

Assets and Liabilities Carried at Fair Value

As of December 31, 2022 and 2021, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, contingent obligations, liabilities under the accounts receivable financing agreement, and derivative instruments.

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

Financial Instruments Subject to Recurring Fair Value Measurements

As of December 31, 2022, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$20,465	$—	$—	$—	$20,465
Partnership interest (b)	—	—	—	15,367	15,367
Derivative instruments (c)	—	10,073	—	—	10,073
Total assets	$20,465	$10,073	$—	$15,367	$45,905

Liabilities:
Contingent obligations related to acquisitions (d)	$—	$—	$16,100	$—	$16,100
Total liabilities	$—	$—	$16,100	$—	$16,100

As of December 31, 2021, the fair value of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

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

(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of December 31, 2022, the Company’s remaining unfunded commitment in the private equity funds was $7.1 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds’ operating or finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with ASC Topic 946, Financial Services – Investment Companies.

(c) Represents the fair value of interest rate swap arrangements (see “Note 5 – Derivatives” for further information).

(d) Represents the fair value of contingent consideration obligations related to acquisitions. The fair values of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.

The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the years ended December 31, 2022 and 2021 (in thousands):

Balance as of December 31, 2020	$6,793
Additions (a)	19,158
Changes in fair value recognized in earnings	(757)
Payments (b)	(7,197)
Balance as of December 31, 2021	17,997
Additions (c)	1,500
Changes in fair value recognized in earnings	(315)
Payments (d)	(3,082)
Balance as of December 31, 2022	$16,100

(a) Represents obligations in connection with the acquisition of RxDataScience and insignificant acquisitions completed during 2021.

(b) The Company made payments to fully settle the contingent tax-sharing obligation arising from inVentiv Health, Inc.’s 2016 merger with Double Eagle Parent, Inc. (see “Note 16 – Commitments and Contingencies” for further information) and obligations in connection with an insignificant acquisition completed during 2021.

(c) Represents obligations in connection with an insignificant acquisition completed during 2022.

(d) The Company made payments to fully settle the obligations in connection with an insignificant acquisition completed during 2021.

During the years ended December 31, 2022 and 2021, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements

Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of December 31, 2022 and 2021, assets carried on the consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.59 billion and $5.83 billion, respectively.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The estimated fair values of the term loan and the Notes are determined based on the price that the Company would have had to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s term loan and the Notes were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term A Facility due November 2027	$1,346,678	$1,329,750	$—	$—
Senior notes due January 2029	600,000	484,500	600,000	595,500
Term Loan A - tranche one due March 2024	—	—	149,008	148,945
Term Loan A - tranche two due August 2024	—	—	1,634,756	1,635,138

(a) The carrying value of the term loan debt is shown net of original issue discounts.
7. Restructuring and Other Costs

During the year ended December 31, 2022, the Company incurred employee severance and benefit costs, facility and lease termination costs, and other costs related to its restructuring activities. The costs incurred were primarily related to the Company’s margin enhancement initiatives and specific actions focused on streamlining the operations of its Clinical Solutions segment to optimize efficiency and enhance the delivery of customer projects. The Company expects to continue to incur costs related to its business transformation initiatives, including the potential outsourcing of certain administrative functions during 2023 and beyond as the Company continues the ongoing evaluations of its global workforce and facilities infrastructure needs to improve customer engagement, increase innovation, and achieve operating efficiencies.

Restructuring and other costs consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Employee severance and benefit costs	$33,534	$14,526	$26,321
Facility and lease termination costs	19,107	8,226	2,313
Other costs	4,000	64	780
Total restructuring and other costs	$56,641	$22,816	$29,414

Accrued Restructuring Liabilities

The following table summarizes activity related to employee severance and benefit costs within accrued restructuring liabilities (in thousands):

Balance as of December 31, 2020	$5,830
Expenses incurred (a)	14,574
Payments	(13,747)
Balance as of December 31, 2021	6,657
Expenses incurred (a)	33,534
Payments	(27,387)
Balance as of December 31, 2022	$12,804

(a) There were no non-cash restructuring and other expenses incurred for the years ended December 31, 2022 and 2021. The amount of expenses incurred for the years ended December 31, 2022 and 2021 excludes $4.0 million and $0.1 million, respectively, of other costs that were paid through accounts payable and $19.1 million and $8.2 million, respectively, of facility lease closure and lease termination costs that are reflected as reductions of operating lease right-of-use assets, current portion of operating lease obligations, and operating lease long-term obligations under ASC Topic 842, Leases, on the accompanying consolidated balance sheets.

The Company expects the employee severance costs accrued as of December 31, 2022 will be paid within the next twelve months and are included within accrued expenses on the accompanying consolidated balance sheet.

8. Shareholders’ Equity

Shares Outstanding

Shares of common stock outstanding were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Common stock shares, beginning balance	103,764	103,935	103,866
Repurchases of common stock	(1,929)	(1,500)	(1,256)
Issuances of common stock	1,076	1,329	1,325
Common stock shares, ending balance	102,911	103,764	103,935

Stock Repurchase Programs

On February 26, 2018, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate of $250.0 million of the Company’s common stock to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions through December 31, 2019 (the “2018 Stock Repurchase Program”). On December 5, 2019, the Board increased the dollar amount authorized under the 2018 Stock Repurchase Program to up to an aggregate of $300.0 million and extended the term of the 2018 Stock Repurchase Program to December 31, 2020. The 2018 Stock Repurchase Program expired on December 31, 2020.

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

For the year ended December 31, 2022, the Company repurchased 1,928,923 shares of its Class A common stock for a total purchase price of $150.0 million under the 2021 Stock Repurchase Program. No shares were repurchased under the 2022 Stock Repurchase Program. The Company immediately retired all of the repurchased common stock and charged the par value of the shares to common stock. The excess of the repurchase price over the par value was applied on a pro rata basis against additional paid-in capital, with the remainder applied to accumulated deficit.

The following table sets forth repurchase activity under the Company’s stock repurchase programs from inception through December 31, 2022:

	Total number of shares purchased	Average price paid per share	Approximate dollar value of shares purchased (in thousands)
March 2018	948,100	$39.55	$37,493
April 2018	1,024,400	36.60	37,492
January 2019	552,100	39.16	21,623
February 2019	120,600	41.40	4,993
June 2019	509,100	45.29	23,055
August 2019	141,100	49.93	7,045
March 2020	600,000	53.38	32,029
September 2020	506,244	59.26	30,000
October 2020	150,000	54.14	8,122
March 2021	600,000	74.18	44,505
May 2021	400,000	81.04	32,416
June 2021	500,000	81.20	40,600
February 2022	515,003	78.52	40,439
March 2022	1,413,920	77.46	109,522
Total	7,980,567		$469,334

As of December 31, 2022, the Company had remaining authorization to repurchase up to $350.0 million of shares of its common stock under the 2022 Stock Repurchase Program.

The following is a summary of the Company’s authorized, issued, and outstanding shares as of December 31:

	2022	2021
Shares Authorized:
Class A common stock	300,000,000	300,000,000
Class B common stock	300,000,000	300,000,000
Preferred stock	30,000,000	30,000,000
Total shares authorized	630,000,000	630,000,000
Shares Issued and Outstanding:
Class A common stock	102,911,209	103,763,635
Class B common stock	—	—
Preferred stock	—	—
Total shares issued and outstanding	102,911,209	103,763,635

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

Dividend Rights and Preferences of Common Stock

The holders of Class A and Class B common stock are entitled to dividends on a pro rata basis at such time and in such amounts as declared by the Board. There were no dividends paid during the years ended December 31, 2022, 2021, or 2020.

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

9. Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income	$266,497	$234,831	$192,787
Denominator:
Basic weighted average common shares outstanding	102,974	103,872	104,168
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	503	1,193	1,297
Diluted weighted average common shares outstanding	103,477	105,065	105,465
Earnings per share:
Basic	$2.59	$2.26	$1.85
Diluted	$2.58	$2.24	$1.83

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

The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings per share, weighted for the portion of the period they were outstanding, were 828,023, 145,342, and 582,760 for the years ended December 31, 2022, 2021, and 2020, respectively.

10. Income Taxes

The components of income before provision for income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$146,767	$186,445	$122,659
Foreign	167,798	128,715	80,999
Income before provision for income taxes	$314,565	$315,160	$203,658

The components of income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Federal income taxes:
Current	$7,908	$926	$(15,537)
Deferred	7,497	45,819	10,188
Foreign income taxes:
Current	36,326	27,718	16,019
Deferred	(7,613)	(4,309)	(3,106)
State income taxes:
Current	5,697	5,163	14,229
Deferred	(1,747)	5,012	(10,922)
Income tax expense	$48,068	$80,329	$10,871

Foreign Earnings

The Company has approximately $753.1 million of undistributed foreign earnings, of which approximately $474.0 million will remain indefinitely reinvested in the foreign jurisdictions. These earnings are expected to be used to support the growth and working capital needs of the Company’s foreign subsidiaries. It is impracticable to determine the total amount of unrecognized deferred taxes with respect to these indefinitely reinvested earnings. The remaining $279.1 million of undistributed foreign earnings are not considered indefinitely reinvested, and the Company has provided a $4.6 million deferred tax liability, primarily related to the estimated withholding tax and state taxes that would be due upon repatriation.

BEAT

The Company’s base eroding payments do not exceed the three percent threshold of its deductible payments in 2022; therefore, the Company has not recorded any base erosion and anti-abuse minimum tax (“BEAT”) liability for the years ended December 31, 2022, 2021, and 2020.

Actual income tax expense differed from the amount computed by applying the U.S. federal tax rate of 21% to pre-tax income as a result of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Expected income tax expense at statutory rate	$66,059	$66,184	$42,768
Change in income tax expense resulting from:
Foreign income inclusion	15,821	11,019	6,013
Foreign earnings not indefinitely reinvested	(2,400)	278	5,071
Foreign tax credits	(14,884)	(4,390)	—
Changes in income tax valuation allowance (all jurisdictions)	5,895	(1,462)	14,503
Foreign derived intangible income	(5,256)	—	—
Share-based compensation	(2,313)	(5,662)	(2,800)
Research and general business tax credits (a)	(19,751)	(8,902)	(12,872)
State and local taxes, net of federal benefit	(592)	11,978	6,924
Capital loss carryforward (b)	350	(214)	(16,506)
Foreign rate differential	5,501	2,865	(1,777)
Changes in reserve for uncertain tax positions including interest	5,822	4,721	(18,839)
Provision to tax return and other deferred tax adjustments	(10,391)	(771)	(12,325)
Gain on sale of business	—	—	(2,350)
Nondeductible executive compensation	772	1,649	367
Other, net	3,435	3,036	2,694
Income tax expense	$48,068	$80,329	$10,871

(a) Years ended December 31, 2022 and 2021 included a $2.3 million and $0.8 million, respectively, valuation allowance release and the year ended December 31, 2020 was offset by a $9.4 million valuation allowance.

(b) Years ended December 31, 2022, 2021, and 2020 are offset by $0.3 million, $0.2 million, and $16.5 million, respectively, in valuation allowances.

The changes in the valuation allowance for deferred tax assets were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at the beginning of the period	$97,962	$100,310	$84,159
Deferred tax assets assumed through acquisitions	—	—	479
Deferred tax assets released through divestitures	—	—	(271)
Charged (credited) to income tax expense	5,895	(1,462)	14,503
Foreign currency exchange	(4,482)	(407)	1,440
Other adjustments	148	(479)	—
Balance at the end of the period	$99,523	$97,962	$100,310

As of December 31, 2022, the valuation allowance increased by $1.6 million, resulting from a net increase of $5.9 million primarily due to increasing domestic valuation allowances related to state deferred tax assets, offset by foreign currency exchange impacts.

As of December 31, 2021, the valuation allowance decreased by $2.3 million, resulting from a net decrease of $1.5 million primarily due to releasing a domestic valuation allowance related to state deferred tax assets.

The income tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2022	2021
Deferred tax assets:
Net operating losses	$75,317	$134,143
Tax credits	56,120	58,901
Deferred revenue	20,175	—
Employee compensation and other benefits	16,841	28,538
Allowance for doubtful accounts	2,808	1,787
Lease obligations	54,239	57,749
Accrued expenses	8,032	13,158
Capital loss carryforward	18,809	20,021
Interest limitation carryforwards	25,584	30,847
Other	835	1,151
Total deferred tax assets	278,760	346,295
Less: valuation allowance	(99,523)	(97,962)
Net deferred tax assets	179,237	248,333
Deferred tax liabilities:
Undistributed foreign earnings	(4,606)	(7,778)
Right of use asset	(43,170)	(47,532)
Depreciation and amortization	(164,393)	(214,636)
Deferred revenue	—	(17,247)
Other	(8,546)	(3,814)
Total deferred tax liabilities	(220,715)	(291,007)
Net deferred tax assets	$(41,478)	$(42,674)

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss (“NOL”) carryforwards of approximately $28.6 million and $317.4 million, respectively. These carryforwards begin to expire in 2029, but the Company anticipates utilizing such carryforwards prior to their expirations.

As of December 31, 2022 and 2021, the Company had state NOL carryforwards of approximately $717.8 million and $840.4 million, respectively, a portion of which expire annually. The Company also had foreign NOL carryforwards of $122.0 million and $98.9 million as of December 31, 2022 and 2021, respectively. The majority of these carryforwards have indefinite carryforward periods, but valuation allowances have been established for jurisdictions where the future benefits of the NOL carryforwards are not more likely than not to be realized.

As of December 31, 2022 and 2021, the Company had Canadian R&D credit carryforwards of $54.6 million and $56.1 million, respectively. These credit carryforwards have an indefinite life, but for the years ended December 31, 2022 and 2021, valuation allowances of $54.6 million and $56.1 million, respectively, have been established against these tax credits where the future benefits of the credits are not more likely than not to be realized.

The Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $16.8 million and $12.1 million as of December 31, 2022 and 2021, respectively. The increase of $4.7 million was primarily due to increase in positions relating to prior years in both domestic and foreign jurisdictions. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense in the accompanying consolidated statements of income. As of December 31, 2022 and 2021, the Company had accrued interest and penalties related to uncertain tax positions of $2.5 million and $2.4 million, respectively.

The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $1.9 million within the next 12 months as a result of lapses in statutes of limitations. A reconciliation of the beginning and ending balances of unrecognized tax benefits, excluding accrued interest and penalties, is as follows (in thousands):

Unrecognized tax benefits balance as of December 31, 2019	$23,238
Increases for tax positions in the current year	254
Increases for tax positions of prior years	3,237
Decreases for tax positions in prior year	(2,540)
Impact of foreign currency translation	132
Lapse of statute limitations	(15,288)
Unrecognized tax benefits balance as of December 31, 2020	9,033
Increases for tax positions in the current year	386
Increases for tax positions of prior years	4,233
Settlements with tax authorities	(1,131)
Impact of foreign currency translation	(169)
Lapse of statute limitations	(234)
Unrecognized tax benefits balance as of December 31, 2021	12,118
Increases for tax positions in the current year	601
Increases for tax positions of prior years	5,145
Impact of foreign currency translation	(565)
Lapse of statute limitations	(515)
Unrecognized tax benefits balance as of December 31, 2022	$16,784

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

The Company is not currently under any U.S. federal income tax audits, however, income tax returns are under examination by tax authorities in several state and foreign jurisdictions. The Company’s federal and state tax filings are open to investigations in numerous years due to NOL carryforwards. Additionally, the Company currently has an ongoing examination for tax years 2014 to 2020 in the United Kingdom (“UK”). The UK is the jurisdiction with the Company’s largest foreign operations. The Company believes that its reserve for uncertain tax positions is adequate to cover existing risks or exposures related to all open tax years and jurisdictions.

11. Revenue from Contracts with Customers

Unsatisfied Performance Obligations

As of December 31, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASC 606 was $5.96 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and, as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control.

Timing of Billing and Performance

During the year ended December 31, 2022, the Company recognized approximately $642.0 million of revenue that was included in the deferred revenue balance at the beginning of the year. During the year ended December 31, 2022, there were reductions of approximately $20.2 million in the Company’s revenue recognized related to performance obligations partially satisfied in previous periods. The gross and net amounts of revenue recognized solely from changes in estimates were not material.

12. Segment Information

The Company is managed through two reportable segments: Clinical Solutions and Commercial Solutions. Each reportable segment consists of multiple service offerings that, when combined, create a leading fully integrated biopharmaceutical solutions organization built to accelerate customer success. We translate unique clinical, medical affairs and commercial insights into outcomes to address modern market realities. Clinical Solutions offers comprehensive global services for the development of diagnostics, drugs, biologics, devices, and digital therapeutics that span Phase I to IV of clinical development. The segment is organized around clinical pharmacology and bioanalytical services, workforce deployment, full-service clinical studies, real world evidence, and consulting. This segment offers individual services including regulatory consulting, project management, protocol development, investigational site recruitment, clinical monitoring, technology-enabled patient recruitment and engagement, clinical home health services, clinical trial diversity, biometrics, and regulatory affairs; all across a comprehensive range of therapeutic areas. Commercial Solutions provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services, including deployment solutions, communications solutions (public relations, advertising, and medical communications), and consulting services.

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

Information about reportable segment operating results was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue:
Clinical Solutions	$4,070,618	$4,017,725	$3,346,208
Commercial Solutions	1,322,464	1,195,245	1,069,569
Total revenue	5,393,082	5,212,970	4,415,777
Segment direct costs:
Clinical Solutions	3,027,509	3,013,955	2,519,465
Commercial Solutions	1,078,745	947,309	847,330
Total segment direct costs	4,106,254	3,961,264	3,366,795
Segment selling, general, and administrative expenses:
Clinical Solutions	353,647	353,990	283,633
Commercial Solutions	84,615	82,516	82,709
Total segment selling, general, and administrative expenses	438,262	436,506	366,342
Segment operating income:
Clinical Solutions	689,462	649,780	543,110
Commercial Solutions	159,104	165,420	139,530
Total segment operating income	848,566	815,200	682,640
Direct costs and operating expenses not allocated to segments:
Share-based compensation included in direct costs	32,562	33,220	31,347
Share-based compensation included in selling, general, and administrative expenses	24,708	31,984	27,144
Corporate selling, general, and administrative expenses	84,284	102,275	79,240
Restructuring and other costs	56,641	22,816	29,414
Depreciation and amortization	247,179	235,625	222,352
Total income from operations	$403,192	$389,280	$293,143

13. Operations by Geographic Location

The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Year Ended December 31,
	2022	2021	2020
Revenue:
North America (a)	$3,226,205	$3,144,475	$2,791,590
Europe, Middle East, and Africa	1,334,825	1,333,540	1,059,968
Asia-Pacific	680,390	594,163	465,116
Latin America	151,662	140,792	99,103
Total revenue	$5,393,082	$5,212,970	$4,415,777

(a) Revenue for the North America region includes revenue attributable to the U.S. of $3.02 billion, $2.95 billion, and $2.64 billion, or 56.1%, 56.6%, and 59.9% of total revenue, for the years ended December 31, 2022, 2021, and 2020, respectively. No other country represented more than 10% of total revenue for any year.

The following table summarizes long-lived assets by geographic area as of December 31 (in thousands, all intercompany transactions have been eliminated):

	2022	2021
Property and equipment, net:
North America (a)	$202,645	$165,446
Europe, Middle East and Africa	33,827	37,004
Asia-Pacific	21,360	13,615
Latin America	6,463	6,592
Total property and equipment, net	$264,295	$222,657

(a) Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $196.4 million and $160.0 million as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022 and 2021, substantially all of the Company’s cash and cash equivalents were held within the U.S.

Substantially all of the Company’s revenue is earned by performing services under contracts with pharmaceutical and biotechnology companies. The concentration of credit risk is equal to the outstanding accounts receivable and unbilled services (including contract assets) balances less deferred revenue.

No single customer accounted for greater than 10% of the Company’s revenue for the years ended December 31, 2022, 2021, and 2020.

No single customer accounted for greater than 10% of the Company’s accounts receivable and unbilled services (including contract assets) balances for the year ended December 31, 2022 or 2021.

15. Related-Party Transactions

For the year ended December 31, 2022, the Company had combined revenue of $9.4 million from five customers whose board of directors each included a member who was also a member of the Company’s Board. The combined revenue reflects the periods in which the member served on both the customer’s board of directors and the Company’s Board. As of December 31, 2022, the Company had combined receivables of $1.3 million from four customers whose board of directors each included a member who was also a member of the Company’s Board.

On February 8, 2022, the Company completed an insignificant acquisition, which was associated with the 2021 acquisition of RxDataScience, through an arm’s-length transaction. A member of the Company’s management was a minority shareholder of the acquired company.

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

On October 6, 2021, the Company completed the acquisition of RxDataScience through an arm’s-length transaction. A member of the Company’s management was the co-founder and minority shareholder of RxDataScience and continued to be an executive advisor at RxDataScience up until the acquisition date. For additional information, refer to “Note 3 – Acquisitions, Divestitures, and Investments” and “Note 6 – Fair Value Measurements.”

For the year ended December 31, 2020, the Company had revenue of $1.8 million and, as of December 31, 2020, receivables of $1.3 million from a customer whose board of directors included a member who was also a member of the Company’s Board. This customer became a related party during the third quarter of 2020. During 2020, the Company sold its contingent staffing business to a related party in exchange for potential future cash consideration not to exceed $4.0 million. Based on the financial results of the business through May 31, 2022 and 2021, the Company recognized $2.2 million and $1.8 million of contingent consideration in other expense (income), net in the accompanying consolidated statements of income during 2022 and 2021, respectively, which reflects the maximum amount of future cash consideration. For additional information, refer to “Note 3 – Acquisitions, Divestitures, and Investments.”

16. Commitments and Contingencies

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

The Company is presently unable to predict the duration, scope, or result of the foregoing putative class actions, or any other related lawsuit. As such, the Company is presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, related to these matters. While the Company intends to defend any further proceedings in the putative class action litigation vigorously, the outcome of such litigation or any other litigation is necessarily uncertain. The Company could be forced to expend significant resources in the defense of these lawsuits or future ones, and it may not prevail. As such, these matters could have a material adverse effect on the Company’s business, annual, or interim results of operations, cash flows, or its financial condition.

Assumed Contingent Tax-Sharing Obligation

As a result of the Merger, the Company assumed contingent tax-sharing obligations arising from inVentiv Health, Inc.’s 2016 merger with Double Eagle Parent, Inc. During 2021, the Company made payments of $6.2 million to fully settle this outstanding obligation. As of December 31, 2020, the estimated fair value of the assumed contingent tax-sharing obligations was $6.8 million.

Contingent Earn-out Liabilities

In connection with the RxDataScience acquisition, the Company recorded a contingent earn-out liability to be paid based on achievement of revenue targets in 2022 and the renewal of a specific customer contract. The estimated fair value of the contingent earn-out liability as of December 31, 2022 was $14.6 million and was included in accrued expenses in the accompanying consolidated balance sheet. For additional information, refer to “Note 3 - Acquisitions, Divestitures, and Investments.”

In connection with an insignificant acquisition in 2021, the Company recorded a contingent earn-out liability to be paid based on achievement of employee retention benchmarks. During the year ended December 31, 2022, the Company made payments of $3.1 million to fully settle this outstanding obligation, which was outstanding as of December 31, 2021 and was included in accrued expenses in the accompanying consolidated balance sheet.

17. Share-Based Compensation

Overview of Employee Share-Based Compensation Plans

The Company has two share-based compensation plans, the Syneos Health, Inc. 2018 Equity Incentive Plan (“2018 Plan”) and the Syneos Health, Inc. 2016 Employee Stock Purchase Plan, as amended and restated (“ESPP”). In addition, the Company had the INC Research Holdings, Inc. 2014 Equity Incentive Plan (“2014 Plan”) and the INC Research Holdings, Inc. 2010 Equity Incentive Plan (“2010 Plan”) that were terminated effective May 24, 2018 and October 30, 2014, respectively, except as to outstanding awards. No further awards can be issued under the 2014 Plan or 2010 Plan. The 2018 Plan became effective on May 24, 2018, and permits granting of stock options, stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), or stock awards to employees, as well as non-employee directors, consultants, or other personal service providers. The terms of share-based instruments granted are determined at the time of grant and are typically subject to such conditions as continued employment, passage of time, and/or satisfaction of performance criteria. The Company has granted stock options and time-vesting RSUs, which typically vest ratably over a two- or three-year period from the grant date. In addition, the Company has granted performance-vesting RSUs. The Board and the Compensation and Management Development Committee have the discretion to determine different vesting schedules. Stock options have a maximum term of ten years. The exercise price per share of stock options may not be less than the fair market value of a share of the Company’s common stock on the date of grant.

As of December 31, 2022, the maximum number of shares reserved for issuance under the Company’s share-based compensation plans was 15,167,325, of which 2,152,097 shares were available for future grants as of December 31, 2022. In addition, under the 2018 Plan, any shares of the Company’s common stock that are retained by or returned to the Company under any outstanding awards that are canceled, expired, forfeited, surrendered, settled in cash, or otherwise terminated prior to vesting or exercise without delivery of the shares, in each case, become available for future grants.

Employee Stock Purchase Plan

In March 2016, the Board approved the ESPP, which was also approved by the Company’s shareholders in May 2016. The ESPP was subsequently amended and restated and approved by the Board in March 2018, and also approved by the Company’s shareholders in May 2018. The ESPP allows eligible employees to authorize payroll deductions of up to 10% of their annual base salary or wages to be applied toward the purchase of full shares of the Company’s common stock on the last trading day of the offering period. Participating employees can purchase shares of the Company’s common stock at a 15% discount to the lesser of the closing price of the Company’s common stock as quoted on the Nasdaq Stock Exchange on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. Offering periods under the ESPP are six months in duration, and the first offering period began on September 1, 2016. Under the ESPP, the Company recognized share-based compensation expense of $7.2 million, $6.2 million, and $5.8 million for the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022, there were 1,970,357 shares issued and 1,529,643 shares reserved for future issuance under the ESPP.

The fair values of ESPP offerings were determined using the Black-Scholes valuation model and the following assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	32.9% - 48.7%	25.3% - 38.3%	27.7% - 55.1%
Risk-free interest rate	0.6% - 3.34%	0.06% - 0.07%	0.13% - 0.95%
Expected term (in years)	0.5	0.5	0.5

Stock Option Awards

The following table sets forth the summary of stock option activity for the year ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)(a)
Outstanding as of December 31, 2021	384,487	$27.81
Exercised	(128,922)	20.24
Forfeited	(2,551)	10.57
Outstanding as of December 31, 2022	253,014	31.84	2.91	$1,928
Vested and expected to vest as of December 31, 2022	253,014	31.84	2.91	$1,928
Exercisable as of December 31, 2022	253,014	31.84	2.91	$1,928

(a) Represents the total pre-tax intrinsic value (i.e., the aggregate difference between the closing price of the Company’s common stock on December 31, 2022 of $36.68 and the exercise price for in-the-money options) that would have been received by the holders if all instruments had been exercised on December 31, 2022.

As of December 31, 2022, there was no unrecognized compensation expense related to non-vested stock options.

There have been no stock options granted since 2017. The total intrinsic value of options exercised was $6.0 million, $14.7 million, and $12.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Restricted Stock Units Awards

The following table sets forth a summary of RSUs outstanding under the 2014 and 2018 Plans as of December 31, 2022 and changes during the year then ended:

	Time-based		Performance-based
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Total Number of Shares
Non-vested as of December 31, 2021	1,625,187	$66.90	355,999	$60.75	1,981,186
Granted	1,527,052	61.82	233,091	58.31	1,760,143
Vested	(829,999)	61.43	(117,424)	60.67	(947,423)
Forfeited	(318,795)	76.47	(125,819)	77.52	(444,614)
Non-vested as of December 31, 2022	2,003,445	$63.18	345,847	$58.99	2,349,292

Unrecognized compensation expense (in millions)	$80.3		$6.4
Weighted average period unrecognized compensation is expected to be recognized (in years)	1.8		1.9

Time-based Awards

The weighted-average grant-date fair value of the RSUs granted during the years ended December 31, 2021 and 2020 was $76.96 and $62.12, respectively. The total fair value of shares vested during the years ended December 31, 2022, 2021, and 2020 was $51.0 million, $48.3 million, and $43.0 million, respectively.

Performance-Based Awards

During the years ended December 31, 2022, 2021, and 2020, the Board and Compensation and Management Development Committee granted certain executive officers performance-based RSUs (“PRSUs”). The PRSUs are subject to the Company’s achieving certain performance targets including revenue, Clinical Solutions segment’s net new business awards, adjusted diluted EPS, and return on invested capital (“ROIC”). Compensation expense related to PRSUs is recorded based on the estimated quantity of awards that are expected to vest. At each reporting period, management re-assesses the probability that the performance conditions will be achieved and adjusts compensation expense to reflect any changes in the estimated probability of vesting until the actual level of achievement of the performance targets is known.

A portion of certain of the Company’s performance-based restricted stock units (“PRSUs”) that are granted to certain executive officers are subject to the Company’s achievement of a specified ROIC. The Company did not meet the minimum threshold for vesting for the tranche of the PRSUs granted in 2019 associated with ROIC. In March 2022, the Compensation and Management Development Committee awarded PRSUs based on the Company’s ROIC for 2021 excluding the impact of acquisitions. This was considered a modification under ASC 718, Stock Compensation. As a result of this modification, the Company incurred $4.2 million of incremental share-based compensation expense during the year ended December 31, 2022.

The weighted-average grant-date fair value of the PRSUs granted during the years ended December 31, 2021 and 2020 was $75.43 and $62.50, respectively. The total fair value of shares vested during the years ended December 31, 2022 and 2021 was $7.1 million and $6.4 million, respectively. No PRSUs were vested or distributed in the year ended December 31, 2020.

Share-Based Compensation Expense

Total share-based compensation expense recognized was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Direct costs	$32,562	$33,220	$31,347
Selling, general, and administrative expenses	24,708	31,984	27,144
Total share-based compensation expense	$57,270	$65,204	$58,491

The total income tax benefit recognized in the consolidated statements of income for share-based compensation arrangements was $10.9 million, $13.8 million, and $11.8 million for the years ended December 31, 2022, 2021, and 2020, respectively.
18. Employee Benefit Plans

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

The Company’s contributions related to these defined contribution retirement plans were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Defined contribution retirement plan contributions	$34,430	$30,932	$15,049

The Company also has defined contribution retirement plans outside of the U.S. The Company’s contributions related to these plans were approximately $23.4 million, $23.2 million, and $18.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company’s contributions associated with all of its defined contribution retirement plans are recorded in direct costs and selling, general, and administrative expenses on the accompanying consolidated statements of income.

Deferred Compensation Plan

The Company offers a Nonqualified Deferred Compensation Plan for certain employees pursuant to Section 409A of the Internal Revenue Code (“NQDC Plan”). Under this plan, participants can defer, on a pre-tax basis, from 1.0% up to a maximum of 80.0% of salary and from 1.0% up to a maximum of 100.0% of commissions and annual bonuses. The Company does not make matching contributions into the NQDC Plan. Distributions will be made to participants upon separation from service or death in a lump sum, unless installments are selected.

As of December 31, 2022 and 2021, the NQDC Plan deferred compensation liabilities were $19.1 million and $23.4 million, respectively, and are included in other long-term liabilities on the accompanying consolidated balance sheets. The assets associated with the NQDC Plan are subject to the claims of the creditors and primarily consist of investments in mutual funds maintained in a “rabbi trust”. These investments are classified as trading securities and are included in other long-term assets on the accompanying consolidated balance sheets.

19. Leases

The Company’s operating leases are primarily related to its office facilities. The Company’s finance leases are related to vehicles that the Company leases for certain sales representatives in its Commercial Solutions segment. The Company’s leases have remaining lease terms of less than one year to 10 years, some of which include options to extend the term or terminate the lease.

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

The components of lease cost were as follows for the year ended December 31 and the line items on the accompanying consolidated statements of income to which they were recorded were as follows (in thousands):

	Statement of Income Classification	2022	2021
Operating leases:
Fixed lease costs	Direct costs, selling, general, and administrative expenses, and restructuring and other costs	$51,369	$55,168
Short-term lease costs	Direct costs and selling, general, and administrative expenses	1,655	1,994
Variable lease costs	Direct costs, selling, general, and administrative expenses, and restructuring and other costs	44,228	36,760
Total operating lease costs		$97,252	$93,922
Finance leases:
Amortization of right-of-use assets	Depreciation	$20,410	$17,453
Interest on lease liabilities	Interest expense	1,876	605
Variable lease costs	Direct costs	9,390	6,231
Total finance lease costs		$31,676	$24,289

Supplemental balance sheet information related to finance leases was as follows as of December 31 (in thousands):

	2022	2021
Property and equipment, gross	$87,213	$77,674
Accumulated depreciation	(24,092)	(30,021)
Property and equipment, net	$63,121	$47,653

Current portion of finance lease obligations	$24,011	$20,627
Finance lease long-term obligations	44,124	34,181
Total finance lease liabilities	$68,135	$54,808

Supplemental cash flow information related to leases was as follows for the year ended December 31 (in thousands):

	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$(58,680)	$(59,863)
Operating cash flows for finance leases	(1,876)	(605)
Financing cash flows for finance leases	(7,998)	(15,774)

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$30,705	$43,385
Finance leases	51,473	28,994

Lease obligations closed out in exchange for right-of-use assets:
Operating leases	$(17,135)	$(10,122)

Weighted average remaining lease term as of December 31:	2022	2021
Operating leases	6 years	6 years
Finance leases	3 years	3 years

Weighted average discount rate as of December 31:	2022	2021
Operating leases	4.8%	4.7%
Finance leases	4.9%	1.1%

As of December 31, 2022, maturities of lease liabilities were as follows (in thousands):

	Operating Leases	Finance Leases	Total
2023	$53,341	$26,257	$79,598
2024	49,483	24,922	74,405
2025	42,973	18,756	61,729
2026	32,676	5,306	37,982
2027	22,918	1	22,919
2028 and thereafter	52,155	—	52,155
Total lease payments	253,546	75,242	$328,788
Less: Management fee	—	(957)
Less: Imputed interest	(33,994)	(6,150)
Total lease liabilities	$219,552	$68,135

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, with the participation of our CEO and CFO, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2022. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon their evaluation, our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting might not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework established in the Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment and based on the criteria in the COSO framework, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report which appears herein.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Pursuant to General Instruction G(3) on Form 10-K, information required by this Item concerning our directors and corporate governance is incorporated by reference from the sections captioned “Election of Directors,” “Executive Officers” and “Corporate Governance Matters” contained in our 2023 Proxy Statement related to our Annual Meeting of Stockholders, which we intend to file with the SEC within 120 days of the end of our fiscal year.

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

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, if applicable, is incorporated by reference from the section of the 2023 Proxy Statement captioned “Delinquent Section 16(a) Reports,” if any.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation and Other Matters,” “Director Compensation for Fiscal Year 2022” and “Corporate Governance Matters” in the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2022 with respect to our equity compensation plans approved by security holders:

Plan Description	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
2018 Equity Incentive Plan	—	$—	2,152,097
2016 Employee Stock Purchase Plan	—	$—	1,529,643
2014 Equity Incentive Plan	100,832	$43.01	—
2010 Equity Incentive Plan	57,987	$16.06	—
2016 Omnibus Equity Incentive Plan (a)	94,195	$29.59	—
Total	253,014		3,681,740

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

The remaining information in response to this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related Person Transactions” and “Corporate Governance Matters” in the 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the 2023 Proxy Statement.

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

(b) Exhibits

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of INC Research Holdings, Inc.	8-K	001-36730	3.1	August 1, 2017
3.2	Certificate of Amendment of Certificate of Incorporation of Syneos Health, Inc.	8-K	001-36730	3.1	January 8, 2018
3.3	Certificate of Amendment to the Certificate of Incorporation of Syneos Health, Inc.	8-K	001-36730	3.1	June 1, 2022
3.4	Fourth Amended and Restated Bylaws of Syneos Health, Inc.	8-K	001-36730	3.1	December 23, 2022
4.1	Specimen Certificate for Class A Common Stock.	S-1/A	333-199178	4.1	October 27, 2014
4.2	Indenture, dated as of November 24, 2020, between Syneos Health, Inc. and Wells Fargo Bank, National Association, as trustee.	8-K	001-36730	4.1	November 25, 2020
4.3	Form of 3.625% senior note due 2029 (included in Exhibit 4.2).	8-K	001-36730	4.2	November 25, 2020
4.4	First Supplemental Indenture, dated as of November 24, 2020, between the Company, the subsidiary guarantors named on the signature pages thereto and Wells Fargo Bank, National Association, as trustee.	8-K	001-36730	4.3	November 25, 2020
4.5	Second Supplemental Indenture, dated as of May 25, 2021, among the Company, the subsidiary guarantors named on the signature pages thereto, the other guarantors, and Wells Fargo Bank, National Association, as trustee.	10-Q	001-36730	4.1	August 6, 2021
4.6	Third Supplemental Indenture, dated as of November 19, 2021, among the Company, the subsidiary guarantors named on the signature pages thereto, the other guarantors, and Wells Fargo Bank, National Association, as trustee.	10-K	001-36730	4.6	February 16, 2022

4.7	Fourth Supplemental Indenture, dated as of April 5, 2022, among the Guaranteeing Subsidiaries, the Company, the other Guarantors, and Wells Fargo Bank, National Association, as trustee.	10-Q	001-36730	4.1	April 28, 2022
4.8	Fifth Supplemental Indenture, dated as of October 3, 2022, among the Guaranteeing Subsidiaries, the Company, the other Guarantors, and Wells Fargo Bank, National Association, as trustee.	10-Q	001-36730	4.1	November 3, 2022
4.9	Description of Capital Stock.				Filed herewith
10.1#	Management Incentive Plan.	10-K	001-36730	10.3	February 20, 2020
10.2.1#	Letter Agreement, dated November 7, 2017, by and between INC Research/inVentiv Health and Michelle Keefe	10-K	001-36730	10.7	February 20, 2020
10.2.2#	Letter Agreement between Syneos Health, Inc. and Michelle Keefe, dated April 29, 2022.	8-K	001-36730	10.1	April 29, 2022
10.3.1#	Executive Service Agreement, by and between INC Research Holding Limited and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.2	July 28, 2016
10.3.2#	Letter Agreement, by and between INC Research Holdings, Inc. and Alistair Macdonald, dated July 27, 2016.	8-K	001-36730	10.4	July 28, 2016
10.3.3#	Amendment One to the Executive Service Agreement, made as of April 1, 2017, between INC Research Holdings Limited and Alistair Macdonald.	8-K	001-36730	10.1	April 6, 2017
10.3.4#	Amendment Two to the Executive Service Agreement, made as of January 15, 2020, between INC Research Holding Limited and Alistair Macdonald.	10-K	001-36730	10.4.4	February 20, 2020
10.3.5#	Letter Agreement between Syneos Health UK Limited and Alistair Macdonald, dated May 3, 2019.	10-Q	001-36730	10.8	April 30, 2020
10.3.6#	Consulting Agreement between Syneos Health, Inc. and Alistair Macdonald, dated April 29, 2022.	8-K	001-36730	10.4	April 29, 2022
10.3.7#	Agreement between Syneos Health UK Limited and Alistair Macdonald, dated April 29, 2022 and July 8, 2022.	10-Q	001-36730	10.4	August 1, 2022
10.3.8#	Deed of Amendment related to the Consulting Agreement and Settlement Agreement between Syneos Health UK Limited, Syneos Health, Inc. and Alistair Macdonald, dated June 29, 2022.	10-Q	001-36730	10.5	August 1, 2022
10.4.1#	Executive Employment Agreement, effective April 8, 2014, by and between INC Research, LLC and Jason Meggs.	10-Q	001-36730	10.3	May 9, 2018
10.4.2#	Letter Agreement, dated March 20, 2018, by and among Syneos Health, Inc. and Jason Meggs.	10-Q	001-36730	10.4	May 9, 2018
10.4.3#	Letter Agreement, effective May 6, 2018, by and among Syneos Health, Inc. and Jason Meggs.	10-Q	001-36730	10.5	May 9, 2018
10.4.4#	Separation Agreement and General Release of Claims between Jason Meggs and Syneos Health, Inc., dated January 5, 2023.	8-K	001-36730	10.1	January 9, 2023

10.4.5#	Consulting Agreement between Jason Meggs and Syneos Health, Inc., dated January 5, 2023.	8-K	001-36730	10.2	January 9, 2023
10.5.1#	Letter Agreement, dated November 13, 2018, by and among Syneos Health, Inc. and Jonathan Olefson.	10-K	001-36730	10.6	March 18, 2019
10.6.1#	Letter Agreement, dated September 21, 2020, by and between Syneos Health, Inc. and Michael Brooks.	10-K	001-36730	10.7	February 16, 2022
10.6.2#	Letter Agreement between Syneos Health, Inc. and Michael Brooks, dated April 29, 2022.	8-K	001-36730	10.2	April 29, 2022
10.7#	Executive Service Agreement, by and between Syneos Health UK Limited and Christian Tucat, dated February 14, 2023.				Filed herewith
10.8#	Syneos Health, Inc. Executive Severance Plan, Adopted September 15, 2016, amended and restated August 20, 2018.	10-Q	001-36730	10.1	November 6, 2018
10.9#	Form of Indemnification and Advancement Agreement.	10-Q	001-36730	10.7	August 1, 2022
10.10#	Syneos Health, Inc. 2016 Employee Stock Purchase Plan (as Amended and Restated).	8-K	001-36730	10.2	May 25, 2018
10.11.1#	Syneos Health, Inc. 2018 Equity Incentive Plan.	8-K	001-36730	10.1	May 25, 2018
10.11.2#	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan.	10-K	001-36730	10.17.2	March 18, 2019
10.11.3#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan.	10-K	001-36730	10.17.3	March 18, 2019
10.11.4#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants).	8-K	001-36730	10.1	January 21, 2021
10.11.5#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (Non-U.S. Participants).	8-K	001-36730	10.2	January 21, 2021
10.11.6#	Form of Global Restricted Stock Unit Award Agreement for Directors under Syneos Health, Inc. 2018 Equity Incentive Plan.	10-Q	001-36730	10.1	August 6, 2021
10.11.7#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants) (2022).	10-K	001-36730	10.11.7	February 16, 2022
10.11.8#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (Non-U.S. Participants) (2022).	10-K	001-36730	10.11.8	February 16, 2022
10.11.9#	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants) (2022).	10-K	001-36730	10.11.9	February 16, 2022
10.11.10#	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (Non-U.S. Participants) (2022).	10-K	001-36730	10.11.10	February 16, 2022

10.11.11#	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants) (2022).	10-Q	001-36730	10.6	August 1, 2022
10.11.12#	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (Non-U.S. Participants) (2022).				Filed herewith
10.11.13#	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants) (2022).				Filed herewith
10.11.14#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants) (2022).				Filed herewith
10.11.15#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (Non-U.S. Participants) (2022).				Filed herewith
10.11.16#	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants) (2023).				Filed herewith
10.11.17#	Form of Global Performance Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants) (2023).				Filed herewith
10.12	Amended & Restated Credit Agreement, dated November 4, 2022, among Syneos Health, Inc., Syneos Health US, Inc., the lenders party thereto, JPMorgan Chase Bank N.A. (“JPMorgan”), as Administrative Agent and Collateral Agent, and each of the other parties thereto.	8-K	001-36730	10.1	November 7, 2022
10.13.1	Purchase and Sale Agreement dated June 29, 2018 among various entities listed on Schedule I thereto, as originators, INC Research, LLC, as servicer, and Syneos Health Receivables LLC, as buyer.	8-K	001-36730	10.2	June 29, 2018
10.13.2†	First Amendment to the Purchase and Sale Agreement, dated as of January 2, 2019, among various entities listed on Schedule I thereto, as originators, and Syneos Health, LLC, as servicer, and Syneos Health Receivables LLC as buyer.	10-K	001-36730	10.16.2	February 18, 2021
10.13.3	Second Amendment to the Purchase and Sale Agreement, dated as of July 25, 2019, among inVentiv Commercial Services, LLC, each of the entities listed on the signature pages as an Existing Originator, and Syneos Health, LLC, as servicer, and Syneos Health Receivables LLC.	10-Q	001-36730	10.3	October 29, 2020
10.13.4	Fourth Amendment to the Purchase and Sale Agreement, dated as of September 25, 2020, among each of the entities listed on the signature pages as a New Originator, each of the entities listed on the signature pages as an Existing Originator, and Syneos Health, LLC, as servicer, and Syneos Health Receivables LLC.	10-Q	001-36730	10.1	October 29, 2020

10.13.5†	Fifth Amendment to the Purchase and Sale Agreement, dated as of January 22, 2021, among each of the entities listed on the signature pages hereto as an Originator, Syneos Health, LLC, as services, and Syneos Health Receivables LLC.	10-K	001-36730	10.16.5	February 18, 2021
10.13.6	Sixth Amendment to the Purchase and Sale Agreement, dated as of October 13, 2021, among each of the entities listed on the signature pages hereto as an Originator, Syneos Health, LLC, as servicer, and Syneos Health Receivables LLC.	10-Q	001-36730	10.2	November 3, 2021
10.14.1	Receivables Financing Agreement, dated June 29, 2018 among Syneos Health Receivables, LLC, as borrower, PNC Bank, National Association, as administrative agent, Syneos Health, LLC (f/k/a INC Research, LLC), as initial servicer, PNC Capital Markets LLC, as structuring agent and the additional persons from time to time party thereto, as lenders.	8-K	001-36730	10.1	June 29, 2018
10.14.2	First Amendment to the Receivables Financing Agreement, dated August 1, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC (f/k/a INC Research, LLC), as initial servicer.	10-Q	001-36730	10.6	August 2, 2018
10.14.3	Second Amendment to the Receivables Financing Agreement, dated August 29, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC (f/k/a INC Research, LLC), as initial servicer.	10-Q	001-36730	10.2	November 6, 2018
10.14.4	Third Amendment to the Receivables Financing Agreement, dated October 25, 2018 among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC (f/k/a INC Research, LLC), as initial servicer.	10-Q	001-36730	10.3	November 6, 2018
10.14.5	Fourth Amendment to the Receivables Financing Agreement, dated January 2, 2019, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC as initial servicer.	10-Q	001-36730	10.1	August 6, 2019
10.14.6	Fifth Amendment to the Receivables Financing Agreement, dated July 25, 2019, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC as initial servicer.	10-Q	001-36730	10.2	August 6, 2019

10.14.7	Sixth Amendment to the Receivables Financing Agreement, dated September 30, 2019, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender and Syneos Health, LLC as initial servicer.	10-Q	001-36730	10.1	October 31, 2019
10.14.8	Omnibus Amendment, dated January 31, 2020, that is the Third Amendment to the Purchase and Sale Agreement and the Seventh Amendment to the Receivables Financing Agreement, among Syneos Health Receivables LLC, as borrower, PNC Bank, National Association, as administrative agent and as lender, Syneos Health, LLC as the servicer and as a Remaining Originator, inVentiv Health Clinical, LLC as a released originator, and inVentiv Commercial Services, LLC as a remaining originator.	10-K	001-36730	10.19.8	February 20, 2020
10.14.9	Eighth Amendment to the Receivables Financing Agreement, dated March 18, 2020, among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC as initial servicer, and PNC Bank, National Association, as administrative agent and as lender.	10-Q	001-36730	10.1	April 30, 2020
10.14.10	Ninth Amendment to the Receivables Financing Agreement, dated as of September 25, 2020, by and among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC, as initial servicer, and PNC Bank, National Association, as administrative agent and as lender.	10-Q	001-36730	10.2	October 29, 2020
10.14.11	Tenth Amendment to the Receivables Financing Agreement, dated as of January 22, 2021, by and among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC, as initial servicer, Regions Bank, as a lender, and PNC Bank, National Association, as administrative agent and as a lender.	10-K	001-36730	10.17.11	February 18, 2021
10.14.12	Eleventh Amendment to the Receivables Financing Agreement, dated as of October 13, 2021, by and among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC, as initial servicer, Regions Bank, as lender, Truist Bank, as lender, and PNC Bank, National Association, as administrative agent and as a lender.	10-Q	001-36730	10.1	November 3, 2021
10.14.13	Twelfth Amendment to the Receivables Financing Agreement, dated as of October 3, 2022, by and among Syneos Health Receivables LLC, as borrower, Syneos Health, LLC, as initial servicer, Regions Bank, as lender, and PNC Bank, National Association, as administrative agent and as a lender.	10-Q	001-36730	10.3	November 3, 2022
21.1	List of Subsidiaries of the Registrant.	—	—	—	Filed herewith
23.1	Consent of Deloitte & Touche LLP.	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

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

Syneos Health, Inc.
By:	/s/ Michelle Keefe
	Name:	Michelle Keefe
	Title:	Chief Executive Officer (Principal Executive Officer) and Director
	Date:	February 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michelle Keefe	Chief Executive Officer (Principal Executive Officer) and Director	February 15, 2023
Michelle Keefe

/s/ Jason Meggs	Chief Financial Officer (Principal Financial Officer)	February 15, 2023
Jason Meggs

/s/ Donna Kralowetz	Executive Vice President, Chief Accounting Officer (Principal Accounting Officer)	February 15, 2023
Donna Kralowetz

/s/ John Dineen	Chair of the Board and Director	February 15, 2023
John Dineen

/s/ Barbara Bodem	Director	February 15, 2023
Barbara Bodem

/s/ Bernadette Connaughton	Director	February 15, 2023
Bernadette Connaughton

/s/ Linda Harty	Director	February 15, 2023
Linda Harty

/s/ William Klitgaard	Director	February 15, 2023
William Klitgaard

/s/ Kenneth Meyers	Director	February 15, 2023
Kenneth Meyers

/s/ Matthew Monaghan	Director	February 15, 2023
Matthew Monaghan

/s/ David Wilkes	Director	February 15, 2023
David Wilkes, M.D.

/s/ Alfonso Zulueta	Director	February 15, 2023
Alfonso Zulueta