Form 10-K/A
period 2022-12-31
Syneos Health, Inc.
filed 2023-05-01
CIK 1610950

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

EXPLANATORY NOTE

On February 15, 2023, Syneos Health, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

We no longer expect that the definitive proxy statement for our 2023 annual meeting of stockholders will be filed within 120 days of December 31, 2022. Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

•	amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

•	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

•

file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

As used in this report, the terms “Syneos Health, Inc.,” “Company,” “we,” “us,” and “our” mean Syneos Health, Inc. and its subsidiaries unless the context indicates otherwise.

SYNEOS HEALTH, INC.

FORM 10-K/A
(Amendment No. 1)

For the Fiscal Year Ended December 31, 2022

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

The following information with respect to our Board of Directors (the “Board”) and executive officers is presented as of April 10, 2023:

John M. Dineen - Independent Chair of the Board

Director since: 2018 Age: 59

Experience

•   Chief Executive Officer, GE Healthcare, the healthcare business of the multi-national technology, manufacturing and financial services conglomerate (2008-2014)

•   Various leadership positions within GE, including President and Chief Executive Officer of GE Transportation, President of GE Plastics, General Manager of GE’s Power Equipment business, and General Manager of GE’s Appliances, Microwave and Air-Conditioning businesses

Qualifications

•   More than 30 years of global management, operations experience, and international business experience across several industries, including healthcare and technology, as part of senior leadership

•   Experience serving on public company boards with global operations

Education

•   BS, Biology and Computer Science, University of Vermont

Other Current Public Company Boards

•   Cognizant Technology Solutions Corporation (Nasdaq: CTSH), a leading provider of information technology, consulting, and business process services (Finance and Strategy Committee (Chair) and Audit Committee)

Other Professional Experience

•   Former Operating Advisor, Clayton, Dubilier & Rice LLC, an investment firm

•   Former board member, Merrimack Pharmaceuticals, Inc. (Nasdaq: MACK), a pharmaceutical company specializing in the development of drugs for the treatment of cancer

•   Chair of the board of Carestream Dental, a private industry-leading digital imaging, software, and practice management solutions company

•   Board member, Healogics, a private leading provider in wound care (Compliance Committee)

•   Board of Trustees, University of Vermont

Barbara W. Bodem - Independent Director

Director since: 2022 Age: 55 Committees: • Audit, Chair

Experience

•   Interim Chief Financial Officer, Dentsply Sirona Inc. (Nasdaq: XRAY), a dental equipment manufacturer and dental consumables producer (April 2022-September 2022)

•   SVP and Chief Financial Officer, Hillrom Inc. (NYSE: HRC), a global medical technology company (2018-2021)

•   SVP of Finance, Mallinckrodt Pharmaceuticals, a specialty pharmaceutical manufacturer (2015–2018)

•   Prior roles at Hospira, Inc. and Eli Lilly & Company

Qualifications

•   Extensive experience in the healthcare sector

•   Finance background

Education

•   BS, Finance, Indiana University

•   MBA, Indiana University

Other Current Public Company Boards

•   Enovis Corporation (NYSE: ENOV), a specialty medical technology business (Audit Committee)

Other Professional Experience

•   Board member, BiomEdit, a private microbiome innovation company

•   Former board member, Invacare Corporation (NYSE: IVC)

•   Former board member, Turning Point Therapeutics (Nasdaq: TPTX)

Bernadette M. Connaughton - Independent Director

Director since: 2019 Age: 64 Committees: • Audit • Compensation and Management Development

Experience

•   President, China, Latin America, Central and Eastern Europe and Middle East, Bristol-Myers Squibb Company, a pharmaceutical company (2016–2017)

•   President, European Markets, Canada and Australia, Bristol-Myers Squibb Company (2014–2016)

•   President, Intercontinental, Bristol-Myers Squibb Company (2013–2014)

•   Prior roles with Bristol-Myers Squibb Company as President, Japan, Pacific Rim, Australia and Canada; Senior Vice President, Cardiovascular and Metabolic Business Unit, U.S.; and Senior Vice President, Primary Care Marketing, U.S.

Qualifications

•   Three-decade career and expertise in biopharmaceutical launches and commercialization, including a proven track record of achieving sales growth, improving profitability, and transforming operational models in U.S. and international markets, as well as broad experience selecting and developing talent and building high performance teams with the skills, motivation and culture to achieve sustainable results

•   Has built expertise and demonstrated success across a wide range of therapeutic areas, including cardiovascular, metabolic diseases, virology and oncology

•   Valuable experience across a wide range of geographic regions, including the U.S., Europe, Latin America, Asia-Pacific and Middle East regions

Education

•   BA, Johns Hopkins University

•   MBA, The Wharton School, University of Pennsylvania

Other Current Public Company Boards

•   Zealand Pharma A/S (Nasdaq: ZEAL), a biotechnology company focused on the discovery and development of innovative peptide-based medicines (Audit Committee)

•   Halozyme Therapeutics, Inc. (Nasdaq: HALO), a biotechnology company focused on novel biological and drug delivery approaches (Compensation Committee (Chair))

•   Editas Medicine, Inc. (Nasdaq: EDIT), a genome editing company (Organization, Leadership and Compensation Committee (Chair) and Nominating and Corporate Governance Committee)

Other Professional Experience

•   Former board member, Visterra, Inc., a private biologics research and clinical development company

•   Trustee, the Boys and Girls Club of Mercer County, New Jersey

Michelle Keefe - Chief Executive Officer and Director

Chief Executive Officer, Syneos Health, Inc. Director since: 2022 Age: 56

Experience

•   Chief Executive Officer, Syneos Health, Inc. (since 2022)

•   Various roles with Syneos Health, Inc. including President, Commercial Solutions (2021-2022), and President of Medical Affairs and Commercial Solutions (2017-2021)

•   Global Group President, Publicis Groupe, Health Division, a professional services organization for life sciences organizations

•   20 years with Pfizer (NYSE: PFE), a multinational pharmaceutical and biotechnology corporation, including as Regional President

Qualifications

•   Valuable perspective and experience as our Chief Executive Officer, and as a former President of our Commercial Division

•   Extensive knowledge of the CRO and biopharmaceutical industries

Education

•   BS, Marketing, Seton Hall University

Other Professional Experience

•   Board member, Healthcare Businesswomen’s Association

•   Advisory Board Member, Humanax Acquisition Corp

•   Board member, Tandym Group, a private provider of full-service recruitment, temporary staffing, and workforce management solutions

William E. Klitgaard - Independent Director

Director since: 2022 Formerly served as an Independent Director of the Company (October 2016 – May 2022), returning to the Board in October 2022 Age: 70 Committees: • Audit

Experience

•   Operating Executive, Avista Capital Partners, a leading private equity firm focused on healthcare (2020-2021)

•   President, Enlighten Health, a division of LabCorp (NYSE:LH) that focuses on innovation and creation of new information-based services utilizing core assets of LabCorp and Covance, Inc. (2015–2016)

•   19 years with Labcorp Drug Development (formerly Covance), one of the world’s largest contract research organizations, including three years as Corporate Senior Vice President and Chief Information Officer, and nearly twelve years as Corporate Senior Vice President and Chief Financial Officer

•   Finance leadership positions at Kenetech Corporation, a wind turbine manufacturer, and Consolidated Freightways, Inc., a freight service and logistics company

Qualifications

•   Experience in the contract research organization industry, including experience in finance, accounting and information technology

Education

•   BA, Economics, University of California at Berkeley

•   MS, Sloan Management School, Massachusetts Institute of Technology

Other Professional Experience

•   Board member, XIFIN, Inc., a private health information technology company

•   Former board member, Certara L.P.

•   Former board member, Liaison Technologies

•   Former board member, Bioclinica, Inc.

•   Former board member, Inform Diagnostics

•   Former board member, Avista Public Acquisition Corp. II (Nasdaq: AHPA)

Kenneth F. Meyers - Independent Director

Director since: 2016 Age: 61 Committees: • Compensation and Management Development, Chair • Nominating and Corporate Governance

Experience

•   President at Ken Meyers Associates LLC, an executive coaching firm he founded in 2021

•   Advisor to the Chief Executive Officer at Hillrom, Inc. (NYSE:HRC), a global medical technology company (2020–2021)

•   Senior Vice President and Chief Human Resources Officer, Hillrom (2015–2020)

•   Senior Vice President and Chief Human Resources Officer, Hospira, Inc., a manufacturer and distributor of generic injectable pharmaceuticals, biosimilars and medical devices (2008 until its acquisition by Pfizer, Inc. in 2015)

•   Partner, Mercer/Oliver Wyman, a consulting firm specializing in leadership development (2004–2008)

•   Senior human resources roles for Starbucks Coffee International, The Gymboree Corporation, Walt Disney Imagineering and United Technologies Corporation

Qualifications

•   Over 13 years of expertise in the healthcare industry, with significant experience in international operations, executive compensation, CEO succession and board member selection, as well as ESG and DEI strategy development and implementation

•   Direct knowledge of the challenges associated with building a global workforce in the biopharmaceutical industry from a human resources perspective

Education

•   BSE, International Business and Human Resource Management, The Wharton School, University of Pennsylvania

•   MBA, Harvard Business School

Other Professional Experience

•   Board member, Elyssa’s Mission, a community-based non-profit organization dedicated to preventing teen suicide (Nominating and Corporate Governance Committee)

•   Board member, The Henry P. Kendall Foundation, an organization working to create healthy and sustainable food systems in New England (Compensation Committee (Chair))

•   Board member, The Norfolk Charitable Foundation

Matthew E. Monaghan - Independent Director

Director since: 2016 Age: 55 Committees: • Audit • Nominating and Corporate Governance, Chair

Experience

•   President and Chief Executive Officer at Invacare Corporation (NYSE: IVC), a medical device manufacturer for the home and long-term healthcare markets (2015-August 2022); Invacare Corporation filed for Chapter 11 bankruptcy protection in January 2023

•   Senior Vice President and General Manager, R&D, Global Hips and Reconstructive Research for Zimmer Biomet Holdings, Inc. (formerly known as Zimmer Holdings, Inc.) (NYSE: ZBH), a global company that designs, develops, manufactures and markets orthopedic reconstructive, spinal and trauma devices, dental implants, and related surgical products (2009–2015)

•   Operating Executive for Texas Pacific Group (2006-2009)

•   Cerberus Capital Management (2003-2005)

•   13 years in the aerospace, medical and other industrial businesses of General Electric

Qualifications

•   Over three decades of experience in medical device development, engineering, marketing, clinical studies, quality, regulatory affairs and supply chain functions, as well as several leadership roles directing global research for various areas of material, process and product innovation

•   Extensive experience in operating management for private equity investors and manufacturing

•   Financial oversight experience

Education

•   BS, Mechanical Engineering, Cornell University

•   MS, Mechanical Engineering, Massachusetts Institute of Technology

•   MBA, INSEAD Business School, France

Other Professional Experience

•   Former board member, Cleveland Clinic, Avon Lake Hospital

•   Former board member, Invacare Corporation (NYSE: IVC)

David S. Wilkes, M.D. - Independent Director

Director since: 2021 Age: 66 Committees: • Compensation and Management Development • Nominating and Corporate Governance

Experience

•   Co-Founder and Chief Scientific Officer, ImmuneWorks Inc., a biotechnology start-up company (since 2006)

•   Scientific Consultant, Magnolia Therapeutics, LLC, a pharmaceutical and medical manufacturer (since 2018)

•   Dean Emeritus, University of Virginia School of Medicine (since 2021)

•   Dean and James Carroll Flippin Professor of Medical Sciences, University of Virginia School of Medicine (2015-2021)

Qualifications

•   Extensive experience in the healthcare and research sectors, including broad expertise leading large, complex organizations as both a current and former dean of two large medical schools

•   Experience in the contract research organization industry

Education

•   BA, Biology, Villanova University

•   MD, Temple University School of Medicine

Other Current Public Company Boards

•   Baxter International Inc. (NYSE: BAX), a global medical products company (Quality, Compliance and Technology Committee)

Other Professional Experience

•   Board member, DevPro Biopharma, LLC, a private clinical research and development accelerator (Advisory Board Member)

•   Board member, ImmuneWorks Inc., a private clinical stage biotechnology company

•   National Director, Harold Amos Medical Faculty Development Program, Robert Wood Johnson Foundation

•   Board of Visitors, Lewis Katz School of Medicine at Temple University

•   Scientific Advisory Board, Magnolia Therapeutics, LLC

•   Trustee, Villanova University

•   Advisory Board Member, Cartesian Therapeutics Inc., a biotechnology company

•   Former board member, University Physicians Group, University of Virginia School of Medicine

•   Former board member, University of Virginia Medical Alumni Association/Medical School Foundation Management Board

•   Former board member, University of Virginia Health System, System Oversight Board

•   Former board member, The Ivy Foundation

•   Military veteran, served three years as a major in the U.S. Air Force Medical Corps

Alfonso G. Zulueta - Independent Director

Director since: 2022 Age: 60 Committees: • Nominating and Corporate Governance • Compensation and Management Development

Experience

•   President, International Business Unit, Eli Lilly and Company, a leading pharmaceutical company (2017–2021)

•   Various roles at Eli Lilly and Company since 2008

Qualifications

•   Over three decades of experience in global strategic and leadership roles within the healthcare and pharmaceutical sectors

•   Valuable experience across a wide range of geographic regions, including Europe, Latin America, Asia-Pacific and Middle East regions

•   As a minority executive with both Asian and Hispanic background, he has served actively as an executive sponsor for Key Employee Resource Groups (specifically Latino, Asian and middle eastern) in his leadership roles with Eli Lilly and Company.

Education

•   BA, Economics, De La Salle University in the Philippines

•   MBA, Colgate Darden Graduate School of Business Administration at the University of Virginia

Other Current Public Company Boards

•   Board member, CTS Corporation (NYSE: CTS), a global manufacturer of sensors, components, and actuators (Audit Committee, and Nominating, Governance and Sustainability Committee)

Other Professional Experience

•   Board member, Calidi Biotherapeutics, Inc., a private clinical-stage biotechnology company

•   Board member, Glooko, Inc., a private technology company providing personalized remote patient monitoring for diabetes and other related conditions

•   Former Board member, Amarin Corporation (Nasdaq: AMRN), a pharmaceutical company

•   Former board member, European Federation of Pharmaceutical Industries and Associations

•   Former board member, U.S.–Japan Business Council

Executive Officers

For biographical information on Ms. Keefe, please see “Board of Directors” above.

Stanford (Ben) Rudnick - Interim Chief Financial Officer

Interim Chief Financial Officer, Syneos Health, Inc. Age: 39

Experience

•   Interim Chief Financial Officer, Syneos Health, Inc. (since April 2023)

•   Executive Vice President, Global Finance, Corporate Development and Strategy, Syneos Health, Inc. (since April 2022)

•   Various prior leadership positions with Syneos Health including Senior Vice President, Head of Corporate Development and Strategy, Vice President, Corporate Development and Vice President, Global Business Finance from November 2012 to April 2022.

•   Director, Corporate Strategy and Operations, ORTHOCON (2011-2012)

•   Director, Corporate Strategy, GNS Healthcare (2010-2011)

•   Vice President, Healthcare Banking, Square 1 Bank (2007-2010)

Education

•   BA, International Relations, University of South Carolina

•   MS, Economics, University of St Andrews (Fife, Scotland)

•   MBA, Duke University

Michael Brooks - Chief Operating Officer

Chief Operating Officer, Syneos Health, Inc. Age: 49

Experience

•   Chief Operating Officer, Syneos Health, Inc. (since April 2022)

•   Various prior leadership positions with Syneos Health including Chief Development Officer and Chief Development Officer & Global Head Clinical Development Solutions from July 2021 to April 2022.

•   President & Global Head, Clinical Development & Commercialization Services, LabCorp (Covance) (2019-2020)

•   Chief Diagnostics Operations Excellence Officer, LabCorp (Covance) (2018-2019)

•   Various leadership positions at PRA Health Sciences (2015-2018)

Education

•   BS, Biological Sciences, North Carolina State University (“NCSU”)

Other Professional Experience

•   Board member, NCSU College of Sciences Foundation

Christian Tucat - Chief Business Officer

Chief Business Officer, Syneos Health, Inc. Age: 53

Experience

•   Chief Business Officer, Syneos Health, Inc. (since June 2022)

•   Various prior leadership positions with Syneos Health including President/Executive Vice President, Syneos One, President/Executive Vice President, Real World & Late Phase, Senior Vice President of Strategy Consulting and Real World Evidence Solutions and as Senior Vice President of Business Development (2013 – 2022)

•   Previously held various leadership roles at Theorem Clinical Research (2011-2012), PRA Health Sciences (2004-2011), Eli Lilly and GlaxoSmithKline

Education

•   BA, Business Administration, Universidad Argentina de la Empress, Buenos Aires, Argentina

•   MBA, Erasmus Graduate School of Business, Rotterdam, The Netherlands

Other Professional Experience

•   Board member, SharpView, UK

Jonathan Olefson - General Counsel and Corporate Secretary

General Counsel and Corporate Secretary, Syneos Health, Inc. Age: 47

Experience

•   General Counsel and Corporate Secretary, Syneos Health, Inc. (since November 2018)

•   Senior Vice President, General Counsel and Secretary, Cotiviti Holdings, Inc., a healthcare analytics firm (2013-2018)

•   Prior to that, spent nine years in senior legal and compliance roles at Cognizant Technology Solutions, a multinational information technology and consulting services firm, most recently as Vice President and General Counsel (Corporate, M&A and Intellectual Property)

Education

•   BA, Political Science, Emory University

•   JD, The George Washington University Law School

Committees of the Board

Standing Committees of the Board of Directors

Our Board of Directors has adopted Corporate Governance Guidelines and Principles and charters for our separately designated standing Nominating and Corporate Governance Committee, Audit Committee, and Compensation and Management Development Committee to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters and our Corporate Governance Guidelines and Principles by visiting “Investors—Corporate Governance—Governance Documents” on our website at www.syneoshealth.com. The following table provides membership information of each Committee of our Board:

NAME	AUDIT COMMITTEE	COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE	NOMINATING AND CORPORATE GOVERNANCE COMMITTEE
John M. Dineen (Chair of the Board)
Barbara W. Bodem	●
Bernadette M. Connaughton	○	○
Michelle Keefe
William E. Klitgaard	○
Kenneth F. Meyers		●	○
Matthew E. Monaghan	○		●
David S. Wilkes, M.D.		○	○
Alfonso G. Zulueta		○	○

Financial Expert	● Chair ○ Member

Code of Business Conduct and Ethics and Code of Ethics

We have adopted a Code of Business Conduct and Ethics relating to the conduct of our business by all of our employees, officers, and directors, as well as a Code of Ethics for Principal Executive Officer and Senior Financial Officers. These policies are posted under “Investors—Corporate Governance—Governance Documents” on our website at www.syneoshealth.com. We intend to post on our website all disclosures that are required by law or the Nasdaq rules concerning any amendments to, or waivers from, any provision of these codes. Additionally, we have adopted an Insider Trading Compliance Policy to establish guidelines for our directors, officers and employees regarding transactions in our securities, and Policy Statement Guidelines for Corporate Disclosure for the disclosure of information related to our Company to the investing public, market analysts, brokers, dealers, investment advisors, and the media.

Audit Committee

Our Audit Committee members are Mses. Bodem (Chair) and Connaughton and Messrs. Klitgaard and Monaghan. Each member satisfies the independence requirements of Rule 5605(a)(2) and Rule 5605(c)(2) of the Nasdaq rules and Rule 10A-3 under the Exchange Act. Our Board has affirmatively determined that each of Ms. Bodem and Mr. Klitgaard qualifies as an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC. The designation does not impose on them any duties, obligations or liabilities that are greater than those generally imposed on members of our Audit Committee and our Board.

Item 11. Executive Compensation.

Compensation Committee Report

The Compensation and Management Development Committee has reviewed and discussed the following Compensation Discussion and Analysis (“CD&A”), with our Company’s management. Based on this review and discussion, the Compensation and Management Development Committee recommended to our Board that the CD&A be included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 and our proxy statement for our 2023 annual meeting of stockholders.

THE COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE OF THE BOARD OF DIRECTORS

KENNETH F. MEYERS, Chair

BERNADETTE CONNAUGHTON

DAVID S. WILKES, M.D.

ALFONSO G. ZULUETA

Contents of the Compensation Discussion and Analysis

Compensation Discussion and Analysis

Named Executive Officers

This CD&A provides information regarding our compensation program and describes the compensation decisions for the Named Executive Officers (“NEOs”) for 2022 listed below.

NAMED EXECUTIVE OFFICERS	OFFICER TITLE (2022)

Michelle Keefe	Chief Executive Officer and Director

Jason Meggs	Chief Financial Officer

Michael Brooks	Chief Operating Officer

Christian Tucat	Chief Business Officer

Jonathan Olefson	General Counsel and Corporate Secretary

Alistair Macdonald	Former Chief Executive Officer and Director

2022 and early 2023 leadership changes:

•	Michelle Keefe was appointed as the Chief Executive Officer (“CEO”) effective as of April 29, 2022, succeeding Alistair Macdonald who served as CEO through April 28, 2022;
•	Michael Brooks was appointed as Chief Operating Officer effective as of April 29, 2022;
•	Christian Tucat was appointed as Chief Business Officer effective as of June 1, 2022;
•	Jason Meggs resigned from his role as Chief Financial Officer effective March 31, 2023; and
•	Ben Rudnick was appointed as Interim Chief Financial Officer effective March 31, 2023.

Our Company

Syneos Health is a leading fully integrated biopharmaceutical solutions organization built to accelerate customer success. We translate unique clinical, medical affairs and commercial insights into outcomes to address modern market realities.

We bring together a talented team of professionals, who work across more than 110 countries, with a deep understanding of patient and physician behaviors and market dynamics. Together we share insights, use the latest technologies and apply advanced business practices to speed our customers’ delivery of important therapies to patients.

Syneos Health supports a diverse, equitable and inclusive culture that cares for colleagues, customers, patients, communities and the environment.

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

We pay for performance and believe our compensation philosophy, discussed in the section below, is effective, market-appropriate and in line with stockholder expectations.

Executive Summary

In April 2022, we completed a CEO transition to drive continued momentum. Michelle Keefe, who previously served as the Company’s President, Medical Affairs and Commercial Solutions, brings more than 30 years of life sciences industry experience to lead the Company through the next era as a data and insights-driven organization and unlock market opportunities in support of long-term sustainable value creation.

Our executive compensation program supports long-term value creation. More than 86% of our CEO compensation and 79% of the compensation for our other NEOs is variable and at risk, meaning it is tied to our stock price performance and/or subject to achievement of pre-set rigorous performance targets that are important to stockholder value creation.

Special, one-time “transformation” equity awards were granted to accelerate revenue growth and new business awards in the Clinical Solutions Segment. These specific business results are directly tied to our future performance and generating shareholder value. The performance targets were set to require stretch efforts above and beyond regular operations with a goal to incentivize progress toward our strategic priorities, including the creation of shareholder value as a result of our transformation initiatives and maintaining a cohesive executive leadership team following the CEO transition.

Our named executive officers did not receive annual cash incentive awards for 2022. Actual performance with respect to the previously determined internal financial metrics did not meet threshold performance levels for our 2022 Management Incentive Plan and no payout was provided.

2020-2022 performance-based restricted stock units were earned at 65% of target. This below-target performance was driven by achievement of 90%, 100%, and 93% of the adjusted earnings per share (“Adjusted EPS”) goals established for 2020, 2021, and 2022 respectively. We achieved 90% of the return on invested capital (“ROIC”) goal for the three-year performance period ending in 2022 after the Compensation and Management Development Committee (referred to in this CD&A as the “Committee”) adjusted ROIC target to remove the impact of acquisitions not anticipated at the time goals were set for the period, resulting in a payout of 57% of target for the ROIC goal which, when taken together with the achievement of 72% of target for the combined adjusted earnings per share goals, resulted in a combined 65% of target performance shares vesting for the period.

Realized compensation for 2022 was significantly below total potential compensation reported in the 2022 Summary Compensation Table. The rigor of our incentive programs and alignment with shareholder interests are evidenced by our short-term annual cash incentive payout at 0%. Our long-term performance-based stock awards were achieved at below target as follows: Adjusted EPS was achieved at 63% (2020 PRSUs), 63% (2021 PRSUs), and 59% (2022 PRSUs) for the 2022 performance period, and ROIC was determined to be achieved at 57% (2020 PRSUs) for the three-year performance period ending in 2022. In contrast, due to SEC rules, we are required to disclose in the Summary Compensation Table the grant-date fair value, as determined under ASC 718, of equity awards granted in 2022, regardless of actual performance and without regard to potential future forfeitures of these awards (i.e., if performance goals are not achieved).

2022 Performance and Business Update

Revenue increased 3.5% on a reported basis and 5.8% on a constant currency basis for the year ended December 31, 2022. Net income for the year ended December 31, 2022 increased 13.5% year over year. Adjusted net income for the year ended December 31, 2022 increased 4.2% year over year and adjusted diluted earnings per share grew by 5.8% over the year ended December 31, 2021. Clinical Solutions net new business awards contracted 35% in the year ended December 31, 2022, compared to the prior year, while Commercial Solutions net new business awards grew 1.6% in the year ended December 31, 2022. Cash flow from operations for the year ended December 31, 2022 remained strong at approximately $427.0 million, declining 5.2% from the record level achieved for the year ended December 31, 2021. We successfully refinanced our Term Loan A and expanded our revolving credit facility to $1 billion, extending maturities for each to November 2027.1

In 2022, we accelerated key initiatives and investments in Strategic Business Development and Clinical Operations to transform the Clinical Solutions business for long-term growth. These initiatives are expected to improve request for proposal volume, and win rates and repeat business with small to midsize customers. Further, we anticipate these initiatives will help us continue to win new Large Pharma strategic relationships and expand existing relationships, consistent with our long term growth goals. Additionally, we consolidated several strategic projects under Project Velocity, a unified transformational effort designed to unlock efficiency, innovation, and growth, that will bring value to customers and employees.

Leadership remains relentlessly focused on our customers, employees and the continued transformation of our business. We remain confident in our strategy and the long-term market opportunity and are encouraged by feedback we are receiving from our customers and the early signs of positive impact from our investments.

[1]	See “Financial Reconciliations” on page 39 for a discussion of non-GAAP financial measures.

Results of 2022 Say‑on‑Pay Vote

At the 2022 annual meeting, 97.8% of the shares present and entitled to vote at the 2022 annual meeting cast votes in favor of our “Say-on-Pay” proposal, on an advisory basis. The Committee believes that the Say-on-Pay vote at our 2022 annual meeting endorsed our Company’s compensation philosophy and programs and is reflective of the continued focus on evolving our executive compensation strategy. The Committee will continue to monitor and address stockholder feedback each year as it reviews and establishes future executive compensation programs. Also at the 2022 annual meeting, our stockholders approved, on an advisory basis, “One Year” as the frequency of future stockholder advisory votes on executive compensation. In light of this result, which was consistent with the Board’s recommendation, the Board has determined to hold an advisory Say-on-Pay vote each year. This will remain in place until the next advisory vote on the frequency of Say-on-Pay votes is presented to the Company's stockholders. Accordingly, our next Say-on-Pay vote is expected to be held at our 2023 annual meeting.

Our Executive Compensation Program

Our compensation strategy has consistently focused on providing total compensation opportunities designed to attract and retain high-caliber executives and to incentivize them to achieve company performance goals that are closely aligned with stockholder interests. We emphasize pay-for-performance and long-term value creation for our stockholders, compensating our executives with a combination of base salary, short-term cash incentives and long-term equity incentives, with our incentive compensation opportunity being weighted more heavily than base salary. Accordingly, a significant portion of our executives’ compensation is at risk. We believe these elements provide clear accountability and rewards for producing results.

We believe our executive compensation program is competitive with our peer group and ensures our NEOs have appropriate incentives to deliver short-term results, while also creating long-term stockholder value.

Compensation Philosophy

Our executive compensation philosophy is designed to align pay with performance. Our executives are accountable for the performance of the business and are compensated based on that performance. Our executive compensation programs are designed to attract and retain top executive talent and motivate them to achieve outstanding operational and financial performance through our company values. This performance, in turn, builds value for our stockholders.

The Committee seeks to achieve the following goals in connection with our executive compensation program and decisions regarding individual compensation:

•	Link compensation to annual and long-term performance goals structured to align the interests of NEOs with those of our stockholders;

•	Align compensation with our corporate strategies and business objectives, including short-term operating goals and long-term strategic objectives;
•

Promote the achievement of key strategic and financial performance measures by linking short-term and long-term cash and equity incentives to the achievement of measurable corporate and individual performance goals;

•	Competitively position our NEOs’ compensation opportunities with those of our peer group so we can attract, motivate and retain high-level executive talent essential to our long-term success; and
•	Ensure simplicity and transparency in compensation policies and programs, including pay equity and fairness.

Elements of our Executive Compensation Program

Overall, the Committee believes the Company’s executive compensation policies and programs are effective, market-appropriate, and in line with stockholder expectations. The following key elements of our executive compensation program are designed to align the interests of our NEOs and other senior executives with the interests of our stockholders:

Compensation Element Key Features and Purpose Base Salary Fixed annual cash compensation to attract and retain talented executives. Base salary increases are considered every year in the context of market practice and to reflect the scope and complexity of each executive's position. Actual positioning varies to reflect each executive's skills, experience, and performance in role. Fiscal Year 2022 Actions Effective April 2022, the Committee approved base salary increases as follows: from $567,000 to $1,000,000 for Ms. Keefe and from $567,000 to $750,000 for Mr. Brooks to recognize their expanded responsibilities in connection with their appointments as CEO and Chief Operating Officer, respectively; from $600,000 to $618,000 for Mr. Meggs; and from $500,000 to $520,000 for Mr. Olefson. Effective June 2022, Mr. Tucat's base salary increased from $473,000 to $520,000 to recognize his expanded responsibilities in connection with his appointment as Chief Business Officer. Management Incentive Plan ("MIP") Cash Incentive Award Performance-based cash incentives to motivate and reward short-term outcomes that the Committee believes will support long-term value creation for stockholders. Payouts are based on the results achieved as determined by the Committee after evaluating our performance against pre-established, short-term financial goals. In addition, we must achieve a minimum level of Adjusted EBITDA for any executive to receive a payment under the MIP, which is subject to the Committee's discretion. For our 2022 fiscal year, the MIP included two financial performance measures: MIP Revenue; and MIP EBITDA. Achievement of approximately 96.5% of the MIP Revenue and 93.5% of the MIP EBITDA performance targets were required to receive any MIP funding for the respective measures. See below under "Compensation Element Details-Cash Incentives- Annual Cash Incentives" for definitions of the performance measures. Individual MIP opportunities are expressed as a percent of base salary and vary for executives based on their positions. Target MIP award opportunities are generally established so that total annual cash compensation (base salary plus target MIP) approximates the median of our peer group. The range of potential MIP payouts is zero to 200% of target. For our 2022 fiscal year, the actual performance for each of MIP Revenue and MIP EBITDA was below threshold, so no payout was provided to our NEOS for 2022 performance. Long-Term Incentive ("LTI") Compensation We grant stock-based compensation awards annually to motivate long-term creation of long-term stockholder value, to reward achievement of multi- year financial objectives, and to retain key talent. PRSU vesting: NEOS receive PRSUS, which vest after three years only upon achievement of goals established by the Committee for the relevant performance periods. The potential number of PRSUS that can vest ranges from zero to 150% of the target number of PRSUS granted. Annual time-based RSU vesting: The time- based RSUs are designed to incentivize stock value creation over time, to align interests of our executives with those of our shareholders, and to retain executive talent. Long-term incentives for 2022 were delivered in an equal mix of performance-based restricted stock units ("PRSUs") (50%) and time- based restricted stock units (“RSUs”) (50%). The PRSUS granted in 2020, 2021, and 2022 are based on two evenly- weighted-metrics and vest at the end of the applicable three-year performance period based on the achieved results against pre-set targets for Adjusted EPS (for each individual year) and ROIC (for the three-year period). The PRSUS granted in 2020 for the 2020-2022 performance period vested at 72% of target for Adjusted EPS and 57% of target for ROIC. The ROIC target was adjusted to remove the impact of acquisitions not anticipated at the time goals were set for the period. The combined overall vesting for the 2020 PRSUs was 65% of target. The time-based RSUs granted in January 2022 vest in three approximately equal annual installments commencing on the first anniversary date of the grant, contingent upon continued service. Special one -time “Transformation” grants. These grants of PRSUs and time -based RSUs were designed to incentivize successful transformation of the Company’s performance and strengthen retention over the next two fiscal years. The potential number of PRSUs that can vest ranges from zero to 125% of the target number of PRSUs granted. In December 2022, the Compensation Committee approved “Transformation” LTI awards for Ms keefe and Messres. Brooks, Olefson, and Tucat. The awards were delivered in a mix of PRSUs (50%) and RSUs (50%). The PRSUs vest in late 2024 based on the achieved results against two evenly-weighted metrics: Consolidated Revenue and Net New Business Awards for the Clinical Solutions segment. The time-based RSUs cliff vest on the second anniversary of the grant, contingent upon continued service. Mr. Meggs also received a “Transformation” time-based RSU grant in December 2022, which will cliff vest on the second anniversary of the grant, contingent upon continued service. Promotion Grants Each of Ms. Keefe, Mr. Brooks, and Mr. Tucat received a grant of RSUs in 2022 in connection with their appointments to Chief Executive Officer, Chief Operating Officer, and Chief Business Officer, respectively. These grants included time-based RSUs (50% of the total target award value) and PRSUS (50% of the total target award value) both of which will vest based on the same performance- and time-vesting conditions as applied to the Annual PRSU granted by the Company in 2022.

Compensation Governance Highlights

The Committee has instituted several corporate governance features related to executive compensation, which are highlighted below:

What We Do Periodic Risk Assessment-At least annually, the Committee assesses whether our compensation programs encourage behavior that would create risks reasonably likely to have a material adverse effect on our Company. The Committee has concluded it does not. Performance-Based Equity Awards -50% of our total target annual LTI awards are performance-based equity awards which are measured over a three-year performance period and cliff vest after the end of the three-year period. Incentive Clawbacks - The Company maintains a clawback program, which allows for recovery of all or a portion of any incentive compensation (both cash incentives and equity incentives) awarded to the NEO related to restatements of our financial statements or misconduct. Limited Perquisites - The Company provides limited perquisites to NEOS, including executive physicals to our NEOS to ensure executives maintain their health. Provision of Annual LTI Awards - We annually make awards of long-term incentives that are tied to stock performance. The overlay of these awards helps mitigate the possibility of behaviors that would enhance incentive earnings in one year at the expense of future performance results. Short-Term Incentive Cap-Our incentive plans include a cap on payout opportunities. This mitigates against the possibility of excessively high earnings potential that could motivate inappropriate behavior. Employment Agreements - Our executives have at-will employment and letter agreements. “Double-Trigger” Change-in-Control Acceleration – Employment agreements for our NEOS contain “at-will” employment provisions, and both a change-in-control and a qualifying termination of service are required to accelerate vesting of the NEO's equity grant(s). Stock Ownership Guidelines - We require our NEOS and non - employee directors to achieve and maintain designated stock ownership levels, including 2.5x base salary for our NEOS and 5x base salary for our CEO, which ensure their investment in Syneos Health's long-term success. Annual Say-on-Pay Advisory Vote - The Board previously determined that the Say-on-Pay vote will be held annually until the next stockholder vote on the frequency of the Say-on-Pay vote What We Don't Do No Gross-Ups - We do not provide for tax reimbursement payments or gross-ups in the event of any “golden parachute” excise taxes or otherwise. No Above-Market Returns - We do not offer preferential or above- market returns on compensation deferred by our NEOS. No Guaranteed Salary Increases - Employment agreements for our NEOS do not contain any guaranteed contractual salary increases. The Committee determines our CEO's salary increases, if any, and, together with our CEO, any salary increases for our remaining NEOS. No Repricing of Stock Options - The Company's equity plans prohibit repricing of stock options without stockholder approval. No Hedging-Our Insider Trading Compliance Policy prohibits officers, employees and directors from hedging of our stock. No Pledging-Our Insider Trading Compliance Policy prohibits officers, employees and directors from pledging of our stock.

Compensation Decision Roles The Committee develops the compensation program for our NEOs and other executive officers, which includes authorizing all equity-based awards, recommending or reporting its decisions to the Board, and overseeing the administration of the compensation programs for the Company's NEOs. While the Committee has the sole responsibility for developing the program, it solicits advice from the Committee's independent consultant, Exequity LLP (the "Consultant"), which provides market level compensation and practices as further described below. The CEO uses this information in recommending targets, evaluating performance, recommending appropriate salary and incentive awards, and making proposals for changes in our NEOs' compensation packages (other than her own). The CEO also participates in Committee meetings at the request of the Committee to provide background information regarding her recommendations. However, our CEO does not have a vote on Committee matters. Our Chief Human Resources Officer participates in and assists the Committee on compensation and governance matters, at the Committee's discretion. Multiple times during the year, the Committee holds executive sessions without our CEO or other executive officers to facilitate the exchange of candid views among Committee members and to establish our CEO's compensation. At least annually, the CEO reviews the performance of each NEO and other executives (other than herself) and makes recommendations to the Committee with respect to salary adjustments and incentive amounts. The Committee's annual review of the CEO's performance includes feedback directly from the Board and indirectly from members of our senior management team. The Committee also develops the compensation program for non-employee directors with the assistance of the Consultant. A description of the Committee's responsibilities is in the Committee's Charter available under "Investors - Corporate Governance-Governance Documents" on our website at www.syneoshealth.com. Compensation Consultant The Committee's Consultant provides advice and assistance to the Committee in developing the compensation program for our NEOs, as well as for other senior executives. The Consultant was engaged by, reports directly to, and carries out responsibilities as assigned by the Committee. The Consultant provides information regarding market compensation levels and practices, assists the Committee in the review and evaluation of such compensation levels and practices, and advises the Committee regarding compensation decisions, particularly with respect to the compensation of our CEO. The Consultant also provides information and advice on non-employee director compensation. At the discretion of the Committee, a principal of the Consultant attends meetings of the Committee and communicates with the Chair of the Committee between meetings to provide timely advice on questions and decisions before the Committee. The Committee has direct access to the Consultant throughout the year. The Committee has the sole authority to retain and terminate the Consultant and to approve the Consultant's fees and all other terms of its engagement with the Consultant. The Consultant does not provide services to the Company (directly or indirectly through affiliates) other than those provided to the Committee. The Committee has considered the independence factors in applicable SEC rules and Nasdaq listing standards and other facts and circumstances and concluded that the services performed by the Consultant do not raise any conflict of interest. Peer Group The Committee considers competitive marketplace practices in making its compensation decisions by reviewing our executive compensation program and comparing it to compensation paid to executives in comparable roles at comparably sized peer group companies including companies with whom we compete for talent. We do not target any specific market position in establishing compensation, but generally aim to have a compensation program that is in line with the market, as determined by the collected market information. We also consider the performance of our Company with respect to comparative historical financial and stockholder returns of our peer companies and the impact of compensation on our current-year operating budget. The Committee and Consultant review the peer group every year to ensure the companies remain appropriate and relevant for use in competitive compensation analysis. As part of this review, the Consultant and Committee compare criteria including size by revenue, the complexity of our business, customer base, services provided, geographic scope, and market capitalization of several companies in our industry to be potential peer companies. Our peer group consisted of the following 18 companies at the time the Committee reviewed our executives' compensation for 2022, which was re-confirmed by the Committee in May 2022. JANAUARY MARCH MAY Q2 Q1 Peer Group Companies Agilent Technologies, Inc. AMN Healthcare Services, Inc. Bio-Rad Laboratories, Inc. Catalent, Inc. Cerner Corporation Charles River Laboratories International, Inc. Endo International plc ICON Public Limited Company IQVIA Holdings Inc. Laboratory Corporation of America Holdings Mettler-Toledo International Inc. PerkinElmer, Inc. Perrigo Company plc PPD PRA Health Sciences Quest Diagnostics Incorporated Waters Corporation West Pharmaceuticals Services, Inc.

Target Pay and Mix of Compensation Elements

We do not employ a purely formulaic approach for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation, or among the different forms of non-cash compensation. Instead, the Committee determines what it believes to be the appropriate level and mix of our compensation elements to retain our senior management team, motivate them and align their interests with those of our stockholders.

Historically, the Committee has weighted a higher level of the total target compensation mix to equity-based compensation. We provide a portion of our executive compensation in the form of PRSUs that cliff vest after three years and RSUs that vest annually over three years, with 50% of the total target equity award grant being performance-based. We believe our approach to compensation supports the retention of our executives and aligns their interests with those of our stockholders by encouraging executives to participate in the long-term success of our Company and create stockholder value.

The following illustration provides information regarding fiscal year end 2022 compensation for NEOs, including the mix between performance-based and fixed elements; how performance-based compensation was allocated between annual and long-term incentive elements; and how total compensation was allocated between cash and equity components. Compensation reflected in the graph below includes salary, target annual incentive opportunity, and the grant-date fair value of long-term incentives granted during 2022 and excludes the value of other benefits and perquisites, which are minimal. RSUs are included in variable pay below because the value varies with stock performance.

As shown in the chart, a substantial portion of our executives’ total compensation opportunity is variable, 86.6% for Ms. Keefe, our current CEO, and 79.5% for our other NEOs (other than Mr. Macdonald).

CEO 16.1% Annual Incentive Target 51.3% Performance Linked 35.2% Target PRSUs 13.4% Base Salary 86.6% Variable Pay 35.2% Time-based RSUs OTHER NEOS 16.3% Annual Incentive Target 47.9% Performance Linked 31.6% Target PRSUs 79.5% Variable Pay 31.6% Time-based RSUs 20.5% Base Salary

In determining current and future compensation, the Committee considers the economic value as well as the retention value of prior equity grants received by our NEOs, as well as internal equity, which means we review each NEO’s compensation against the compensation of our other senior team members and other Company employees generally. In determining the reasonableness of a NEO’s total compensation, the Committee considers not only individual and corporate performance compared to targets, but also the nature of each element of compensation provided, including salary, annual cash incentives, and long-term incentive compensation, as well as the executive’s severance and change-in-control arrangements.

Compensation Element Details

Total direct compensation (in millions) for each of our NEOs in 2022 is illustrated in the table below. More information about the design and outcomes for each element is provided in subsequent sections.

BASE SALARY ANNUAL INCENTIVE LONG-TERM INCENTIVE1 TOTAL DIRECT COMPENSATION Michelle Keefe Jason Meggs Michael Brooks Christian Tucat Jonathan Olefson Alistair Macdonald $0.86 $0.00 $7.58 $8.44 $0.61 $0.00 $2.05 $2.66 $0.69 $0.00 $5.34 $6.03 $0.47 $0.00 $1.99 $2.46 $0.52 $0.00 $2.68 $3.20 $0.57 $0.00 $5.25 $5.82

(1) Excludes additional compensation charges incurred under ASC 718 with respect to the payout of the 2019 PRSUs as described below.

Base Salary

We use base salary to recognize the experience, skills, knowledge, responsibilities, and performance in role of our NEOs. When establishing base salaries for 2022, the Committee considered the compensation of executives in our peer group. In addition, the Committee reviews a variety of other factors, including but not limited to:

•	the historic salary levels of the executive;

•	the nature of the executive’s responsibilities;
•	the availability of well-qualified candidates who could assume the executive’s role;
•	the executive’s tenure and performance in their current role at our Company;
•	the executive’s history and performance holding positions of similar or greater responsibility at previous place(s) of employment;
•	general economic conditions; and
•	the Company’s financial performance.

Base salary is intended to aid in the attraction and retention of talent in a competitive market and is targeted at the market median, although actual salaries may be higher or lower as a result of various factors, including those given above as well as internal pay equity within the Company and the degree of difficulty in replacing the individual. The Consultant provides the Committee with benchmark data as part of the review process. In connection with her appointment as CEO, Ms. Keefe’s salary was increased to $1,000,000 in April 2022 to recognize her expanded responsibilities. Mr. Brooks’ salary was increased to $750,000 in April 2022 to recognize his expanded responsibilities with his appointment to the Company’s Chief Operating Officer. Mr. Tucat’s salary was increased to $520,000 in June 2022 to recognize his expanded in responsibilities with his appointment to the Company’s Chief Business Officer. Salaries for Messrs. Meggs and Olefson were increased 3% and 4%, to $618,000 and $520,000 respectively aligned with market-based increases.

Cash Incentives

Annual Cash Incentives

Overview

Our compensation philosophy connects our executives’ potential annual earnings to the achievement of annual performance objectives designed to support execution of our business strategies. The Management Incentive Plan (“MIP”) is intended to reward accomplishment of organizational goals and specific individual performance objectives identified as critical to our success. The MIP provides for the payment of cash bonuses dependent upon achievement of predetermined corporate financial performance targets, as well as certain measures specific to individual performance.

Individual MIP Targets

The overall MIP potential varies depending upon the NEO’s position. Each NEO’s MIP target represents the percent of salary that NEO may potentially receive as an annual cash incentive award if the Company achieves the pre-determined goals established by the Committee for the year. Ms. Keefe’s MIP target was increased from 70% to 120% in April 2022 upon her appointment as the Company’s CEO. Mr. Brook’s MIP target was increased from 70% to 100% in April 2022 upon his appointment as the Company’s Chief Operating Officer. Mr. Tucat’s MIP target was increased from 60% to 70% in June 2022 upon his appointment as the Company’s Chief Business Officer. For 2022, the MIP targets for each of our NEOs were as follows (Mr. Macdonald resigned in 2022 and so was ineligible to receive a payout under the MIP):

EXECUTIVE	MIP TARGET (% OF BASE SALARY)

Michelle Keefe	108%(1)

Jason Meggs	70%

Michael Brooks	93%(1)

Christian Tucat	68%(1)

Jonathan Olefson	70%

(1) Target pro-rated for 2022 to reflect partial year in new role.

Potential MIP payouts for 2022 ranged from zero to 200% of each NEO’s MIP target, so that executives could earn above-target payouts if actual performance significantly exceeded predetermined annual goals, could earn below-target payouts, or could earn no payouts if performance was below the minimum thresholds established for the year.

End-of-Year Assessment Process

Following the end of each fiscal year, the Committee, with the assistance of our CEO, for all NEOs other than herself, reviews actual results and performance against the goals for such fiscal year and determines the amounts, if any, of the annual cash incentives to be paid to our NEOs under the MIP. The Committee also conducts a similar review, which includes additional assessment by the Board of Directors, to determine the amount, if any, of the annual cash incentive to be paid to the CEO under the MIP. The Committee reserves the right to reduce MIP payouts for an individual NEO or for the executive team as a whole, based on its judgment of individual or the executive team’s performance.

Financial Performance Metrics

The 2022 MIP performance goals included two financial measures: MIP Revenue, weighted at 66% of total MIP target, and MIP EBITDA, weighted at 34% of total MIP target. Our MIP Revenue is defined as the Company’s revenue reduced by the total reimbursable expenses of our clients and excludes certain non-recurring financial impacts as determined by the Committee. The 2022 actual MIP Revenue was increased to reflect unfavorable impact from foreign exchange rates and MIP EBITDA was reduced to reflect favorable impact from foreign exchange rates.

Our MIP EBITDA is defined as the reported Adjusted EBITDA excluding the amount of MIP-related expense recorded during the year and certain non-recurring financial impacts as determined by the Committee. EBITDA represents earnings before interest, taxes, depreciation, and amortization. The Company defines Adjusted EBITDA as EBITDA, further adjusted to exclude expenses and transactions that the Company believes are not representative of its core operations, namely: restructuring and other costs; transaction and integration-related expenses; asset impairment charges; share-based compensation expense; other (income) expense, net; and (gain) loss on extinguishment of debt. For additional information about the MIP, please refer to the “2022 Grants of Plan-Based Awards” table contained in this Amendment, which shows the threshold, target, and maximum incentive amounts payable under the MIP for our fiscal year 2022 performance.

2022 MIP Performance Scale

MIP Funding	Threshold	Target
MIP Revenue ($M)	3,968	4,256
MIP EBITDA ($M)	869	989
MIP Revenue Percent Achievement	96.50%	100%
MIP EBITDA Percent Achievement	93.50%	100%

Performance for both MIP EBITDA and MIP Revenue were below threshold goals, resulting in no NEOs, including the CEO, receiving payment under the 2022 MIP.

Long-Term Incentive Compensation

Our long-term incentive compensation awards are intended to link NEO compensation to stockholder interests and long-term Company performance. Performance-based and time-based grants were made to each of our NEOs in 2022. Our performance-based grants include metrics that align with our long-term strategic plan to drive stockholder value over the longer term and work in tandem with annual cash incentives, which focuses on shorter-term metrics (Revenue and Adjusted EBITDA growth).

Long-Term Incentives Granted in 2022

The Company made long-term incentive grants to NEOs during 2022 comprising annual awards and special one-time grants associated with leadership changes and actions to strengthen retention and incentives as the Company moves forward with its transformation initiatives.

Annual Grants

In January 2022, the Committee approved long-term incentive awards for the NEOs for the 2022 - 2024 performance period. The composition of these awards was similar to prior awards and consisted of (i) PRSUs and (ii) time-based RSUs. Grants made to Ms. Keefe and Messrs. Meggs, Brooks, Tucat, and Olefson during 2022 are shown in the table below and represent the grant date fair value of the awards.

EXECUTIVE	TARGET PRSUs $	TIME-BASED RSUs $

Michelle Keefe	663,926	663,926

Jason Meggs	765,340	765,340

Michael Brooks	638,358	638,357

Christian Tucat	372,770	372,770

Jonathan Olefson	526,956	526,957

Alistair Macdonald (1)	2,625,573	2,625,573

(1) In connection with Mr. Macdonald’s resignation, Mr. Macdonald forfeited all PRSUs received for the 2022 grant.

The time-based RSUs granted in January 2022 vest in three approximately equal annual installments beginning on the first anniversary of the date of grant, subject to the NEO’s continued employment with the Company.

The January 2022 PRSUs are scheduled to cliff vest approximately three years from the grant date with 50% of the target award amount allocated to achievement of three-year ROIC and 50% of the target award amount allocated to achievement of three annual Adjusted EPS performance targets for each year of the three-year performance period at the time the PRSUs were issued. For example, 2022 PRSUs include Adjusted EPS performance goals for 2022, 2023, and 2024 and one ROIC goal measured at the end of 2024. Threshold performance results in 50% vesting; target performance results in 100% vesting; and maximum performance results in 150% vesting.

ROIC is determined by dividing Adjusted EBITDA, affected by the cash tax rate, by the end-of-period Invested capital, which is defined as the sum of total debt and total shareholders’ equity.  The ROIC may be adjusted to account for the impact of all (i) mergers, divestitures, and/or acquisitions completed during the ROIC performance period, and (ii) changes in tax policy and/or legislation that occur during the ROIC performance period.

Adjusted EPS for a given performance period is adjusted diluted earnings per share (defined as diluted earnings per share excluding acquisition-related deferred revenue adjustments; acquisition-related amortization; restructuring and other costs; transaction and integration-related expenses; share-based compensation expense; gain or loss on extinguishment of debt; other income (expense), net; and the income tax effect of the above adjustments).

Promotion Grants

Ms. Keefe received a one-time equity grant of 53,154 RSUs (with a grant date fair value of $3,718,653) in May 2022 in connection with her appointment as the Company’s CEO. Fifty percent (50%) of this award is time-based RSUs that will vest in three approximately equal installments on each of (i) the first anniversary of the grant date, (ii) January 18, 2024, and (iii) January 18, 2025, subject to her continued employment with the Company. The remaining fifty percent (50%) is PRSUs that will vest based on the same performance and time-vesting conditions as applied to the PRSU awards granted by the Company in January 2022.

Mr. Brooks received a one-time equity grant of 27,562 RSUs (with a grant date fair value of $1,928,237) in May 2022 in connection with his appointment as the Company’s Chief Operating Officer. Fifty percent (50%) of this award is time-based RSUs that will vest in three approximately equal installments on each of (i) the first anniversary of the grant date, (ii) January 18, 2024, and (iii) January 18, 2025, subject to his continued employment with the Company. The remaining fifty percent (50%) of is PRSUs that will vest based on the same performance and time-vesting conditions applied to the PRSU awards granted by the Company in January 2022.

Mr. Tucat received a one-time equity grant of 2,808 RSUs (with a grant date fair value of $182,660) in June 2022 in connection with his appointment as the Company’s Chief Business Officer. Fifty percent (50%) of this award is time-based RSUs that will vest in three approximately equal installments on each anniversary of the grant date in 2023, 2024, and 2025, subject to his continued employment with the Company. The remaining fifty percent (50%) is PRSUs that will vest based on the same performance and time-vesting conditions applied to the PRSU awards granted by the Company in January 2022.

Transformation Grants

Our NEOs also received long-term equity grants in December 2022 to strengthen retention and provide additional incentives for successful transformation of Company performance (“Transformation” awards). The composition of these awards consisted of (i) PRSUs and (ii) time-based RSUs. The table below represents the grant date fair value of the awards.

EXECUTIVE	TARGET PRSUs $	TIME-BASED RSUs $

Michelle Keefe	1,292,620	1,244,197

Jason Meggs	0	517,586

Michael Brooks	1,085,798	1,045,123

Christian Tucat	542,882	522,544

Jonathan Olefson	827,288	796,297

The time-based “Transformation” RSUs granted in December 2022 cliff vest on the second anniversary of the date of grant, subject to the NEO’s continued employment with the Company.

The “Transformation” PRSUs are scheduled to cliff vest two years from the grant date with 50% of the target award amount allocated to achievement of the Consolidated Revenue target established for 2023, and 50% of the target award amount allocated to achievement of the Clinical Solutions Segment Net New Business Award target established for 2023. Performance for these measures will be determined based on the 2023 results and the awards will vest on the second anniversary of the grant in December 2024 based on the performance measured for 2023. Threshold performance results in 50% being earned; target performance results in 100% being earned; and maximum performance results in 125% being earned. Consolidated Revenue means the Company’s consolidated revenue as reported in the Company’s Annual Report on Form 10-K. Clinical Solutions Segment Net New Business means the net new business awards for the Company’s Clinical Solutions Segment as reported in the Company’s Annual Report on Form 10-K.

PRSUs Earned in 2022

PRSUs were granted to NEOs in 2020, 2021, and 2022. These PRSUs were subject to achievement of Adjusted EPS and ROIC performance targets established for each performance period. To the extent the performance goals were achieved, the PRSUs vest after the third anniversary of the grant date, following certification by the Committee.

Performance targets and actual performance results for Adjusted EPS and ROIC for the performance periods which have completed are shown in the table below. Following certification by the Committee in February 2023, the actual achievement of the 2020 Adjusted EPS PRSUs resulted in 72% of the target 2020 Adjusted EPS PRSUs vesting in February 2023, determined by the average of Adjusted EPS performance for years 2020, 2021, and 2022. Performance for the 2020 ROIC PRSUs would have resulted in no target shares vesting in February 2023 with respect to the PRSUs for which achievement is subject to ROIC performance. However, the Committee adjusted the ROIC target for the impact of acquisitions which occurred during the three-year performance period not anticipated when the ROIC goal was established and approved a payout of 57% of the target with respect to the 2020 ROIC PRSUs, resulting in 65% total vesting for the 2020 PRSUs and an additional compensation charge for 2023.

With respect to the PRSUs granted in 2021 that are subject to achievement of Adjusted EPS, approximately 113% of target shares were earned for 2021 and approximately 63% of target shares were earned for 2022. These PRSUs will vest after the end of the performance period (2021 - 2023), subject to continued service.

With respect to the PRSUs granted in 2022 that are subject to achievement of Adjusted EPS, approximately 59% of target shares were earned for 2022. These PRSUs will vest after the end of the performance period (2022 – 2024), subject to continued service.

PRSU performance and vesting are outlined in the table below:

			Performance
PRSU WEIGHT	PERFORMANCE PERIOD	PERFORMANCE MEASURE	THRESHOLD 50% VESTING	TARGET 100% VESTING	MAXIMUM 150% VESTING	ACTUAL	ACTUAL PERCENT OF TARGET AMOUNT
2020 PRSUs (Granted 1/15/2020)
16.67%	Fiscal 2020*	Adjusted EPS	$3.39	$3.77	$4.52	$3.41	53%
16.67%	Fiscal 2021	Adjusted EPS	$4.01	$4.45	$5.34	$4.46	101%
16.67%	Fiscal 2022	Adjusted EPS	$4.59	$5.10	$6.12	$4.72	63%
50.00%	Fiscal 2022	ROIC	11.0%	12.5%	14.0%	11.2%	57%
Total Vesting February 23, 2023							65%

2021 PRSUs (Granted 1/15/2021)
16.67%	Fiscal 2021	Adjusted EPS	$3.82	$4.24	$5.09	$4.46	113%
16.67%	Fiscal 2022	Adjusted EPS	$4.59	$5.10	$6.12	$4.72	63%
16.67%	Fiscal 2023	Adjusted EPS	Vesting TBD in 2024				TBD
50.00%	Fiscal 2023	ROIC	Vesting TBD in 2024				TBD
Total Vesting March 2024							TBD in 2024

2022 PRSUs (Granted 1/18/2022, 5/16/2022 and 6/15/2022)
	Fiscal 2022	Adjusted EPS	$4.63	$5.14	$6.17	$4.72	59%
	Fiscal 2023	Adjusted EPS	Vesting TBD in 2025				TBD
	Fiscal 2024	Adjusted EPS	Vesting TBD in 2025				TBD
	Fiscal 2024	ROIC	Vesting TBD in 2025				TBD
Total Vesting March 2025							TBD in 2025

2022 PRSUs (Granted 12/15/2022)*
	Fiscal 2023	Consolidated Revenue	Vesting TBD in 2024				TBD
	Fiscal 2023	Clinical Solutions Segment Net New Business	Vesting TBD in 2024				TBD
Total Vesting, December 2024							TBD in 2024

*Maximum vesting is 125%

2019 PRSUs

As disclosed in our proxy statement filed in April 2022, in March 2022 the Committee approved a payout of 77% of target with respect to the tranche of PRSUs granted in 2019 (the “2019 PRSUs”) for which vesting was subject to the achievement of certain ROIC goals, although the Company’s achievement of ROIC during the 2019-2021 performance period would have resulted in no payout. This decision, considering the impact of acquisitions during the period which were not anticipated at the time the goal was originally set for the period, resulted in an additional compensation charge with respect to the 2019 PRSUs that is included in the 2022 amounts reported in each of the Summary Compensation Table and Grants of Plan-Based Awards Tables contained in this Amendment.

PERFORMANCE MEASURE THRESHOLD 50% VESTING TARGET 100% VESTING MAXIMUM 150% VESTING ACTUAL APERCENT OF TARGET AMOUNT 2019 PRSUs (Granted 1/8/2019) 16.67% Fiscal 2019 Adjusted ESP $ 2.76 $ 3.07 $3.68 $ 3.23 113% 16.67% Fiscal 2020* Adjusted ESP $3.24% $3.60 $4.32 $3.41 74% 16.67% Fiscal 2021 Adjusted ESP $3.87 $4.30 $5.16 $4.46 109% 50.00% Year-end 2021** ROIC 11.0% 12.5% 14.0% 11.8% 77% Total Vesting March 2,2022 88% 2020 PRSUs (Granted 1/15/2020) 16.67% Fiscal 2020* Adjusted ESP $3.39 $ 3.77 $4.52 $3.41 53% 16.67% Fiscal 2021 Adjusted ESP $4.01 $4.45 $5.34 $4.46 101% 16.67% Fiscal 2021 Adjusted ESP Vesting TDB in 2023 TDB 50.00% Year-end 2022 ROIC Vesting TDB in 2023 TDB Total Vesting, March 2023 TDB in 2023 2021 PRSUs (Granted 1/15/2021) 16.67% Fiscal 2021 Adjusted ESP $3.82 $4.24 $5.09 $4.46 113% 16.67% Fiscal 2022 Adjusted ESP Vesting TDB in 2023 TDB 16.67% Fiscal 2023 Adjusted ESP Vesting TDB in 2024 TDB 50.00% Year-end 2023 ROIC Vesting TDB in 2024 TDB Total4 TDB

Benefit Plans

In 2022, NEOs were eligible to participate in our health and welfare benefits plans under generally the same rules that apply to other employees. Under the plans, eligible employees of the Company and our U.S. subsidiaries may elect to participate in the following plans:

•	life insurance (including basic and voluntary life and basic and voluntary accidental death and dismemberment); and

•	disability plans (including short-term disability and long-term disability)

Messrs. Macdonald and Tucat were eligible to participate in employee benefits plans offered by the Company to all employees in the United Kingdom. The Company’s portion of the costs for each NEO’s participation in these plans is reported in “All Other Compensation” in the Summary Compensation Table below.

Retirement Plans

NEOs residing in the U.S. are eligible to participate in the 401(k) plan offered by our Company under the same rules that apply to other employees. Under the plan, eligible employees of the Company and our U.S. subsidiaries may elect to defer a percentage of their compensation each year subject to plan limits and caps imposed by the Internal Revenue Service (the “IRS”). In 2022, all U.S. NEOs participated in our 401(k) plan. The Company made matching contributions of 50% of the first 9% of each participant’s compensation contribution (for a total match of up to 4.5% of eligible compensation) under this plan.

Mr. Macdonald, our former CEO, resides in the U.K. and participated in the Company’s Group Personal Pension Plan. In 2022 and until his resignation as CEO on April 29, 2022, Mr. Macdonald contributed 3% of his monthly base salary into the pension plan. The Company made contributions of 9% of Mr. Macdonald’s monthly base salary into the pension plan during the period in which he was eligible.

Mr. Tucat resides in the U.K. and is eligible to participate in the Company’s Group Personal Pension Plan. In 2022, Mr. Tucat opted to receive a salary supplement of approximately 6% of his monthly base salary in lieu of a Company contribution into the pension plan.

We also maintain non-qualified deferred compensation plans that enable NEOs and other eligible employees to defer up to 80% of their base salary and up to 100% of their annual bonuses and commissions during their employment or for certain specified minimum deferral periods. The Company does not make any matching or profit-sharing contributions under this plan. Accounts are maintained for participants who elect to defer, offering participants a mix of investment options with a variety of goals and risk tolerance. Although we have established a rabbi trust to assist us in meeting our obligations under the plan, account balances under the plan are unsecured under IRS rules and remain part of the Company’s general assets until distributed to the participants. The value of a participant’s account balance is based solely on the participant’s deferrals and the investment return on such deferrals given the performance of the investment options that they select. We do not guarantee any minimum return on those investments. Ms. Keefe is the only NEO who participated in this plan in 2022.

Severance and Change-in-Control Agreements

Our NEOs are covered by severance and double-trigger change-in-control agreement provisions included in their employment agreements or the Company’s Executive Severance Plan, which are discussed in the Employment Agreements section of this Amendment.

In addition, we entered into agreements with Messrs. Macdonald and Meggs in connection with their departures from the Company. These agreements are described in the Employment Agreements section of this Amendment.

Tax and Accounting Considerations

Accounting for Stock-Based Compensation

We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, for stock-based compensation awards. ASC Topic 718 requires companies to calculate the grant date fair value of their stock-based awards using a variety of assumptions. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award. Grants of PRSUs, time-based RSUs and other equity-based awards under equity incentive award plans have been and will be accounted for under ASC Topic 718. We expect that we will regularly consider the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives. For further information on our accounting for our stock-based compensation awards, refer to the Original Form 10-K.

Compensation of Named Executive Officers

The following table sets forth summary compensation information for our NEOs for the fiscal years ended December 31, 2022, 2021, and 2020.

Summary Compensation Table

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($) (2)	BONUS ($)	STOCK AWARDS ($) (3)	NON-EQUITY INCENTIVE PLAN COMPENSATION ($) (4)	ALL OTHER COMPENSATION ($) (5)	TOTAL ($)

Michelle Keefe,	2022	861,756	—	8,013,720	—	14,520	8,889,996
Chief Executive Officer and Director	2021	567,000	—	1,729,078	—	13,696	2,309,774
	2020	522,270	198,450	1,482,750	—	7,815	2,211,285
Jason Meggs,	2022	613,562	—	2,561,998	—	11,270	3,186,830
Chief Financial Officer	2021	600,000	—	2,012,808	—	10,773	2,623,581
	2020	549,836	210,000	1,725,376	—	6,299	2,491,511
Michael Brooks,	2022	690,838	—	5,335,872	—	11,270	6,037,980
Chief Operating Officer	2021	511,014	250,000	3,101,454	—	10,455	3,872,923
Christian Tucat (1),	2022	473,184	—	2,103,527	—	44,107	2,620,818
Chief Business Officer
Jonathan Olefson,	2022	515,068	—	2,990,486	—	11,067	3,516,621
General Counsel and Corporate Secretary	2021	500,000	—	1,280,933	—	11,493	1,792,426
	2020	437,410	116,250	836,500	—	5,910	1,396,070
Alistair Macdonald (1),	2022	565,204	—	7,266,101	—	69,305	7,900,610
Former Chief Executive Officer and Director	2021	1,114,884	—	7,111,804	—	137,822	8,364,510
	2020	909,255	636,000	6,096,250	—	135,448	7,776,953

(1)

Messrs. Tucat and Macdonald were paid in British Pound Sterling (“GBP”). Other than the value of the stock awards, bonuses and non-equity incentive plan compensation, the amounts earned by Messrs. Tucat and Macdonald reported in this Summary Compensation Table have been converted to U.S. dollars using the average weekly exchange rate from GBP to U.S. dollars in 2022 of 1 GBP/1.2371 U.S. dollars, in 2021 of 1 GBP/1.3764 U.S. dollars, and in 2020 of 1 GBP/1.2829 U.S. dollars, as published by the Federal Reserve System, Foreign Exchange Rates-G.5A Annual.

(2)	Amounts represent salary paid to Ms. Keefe and Messrs. Macdonald, Meggs, Brooks, Tucat, and Olefson, in the applicable fiscal year.
(3)

Represents the aggregate grant date fair values of the RSUs and with respect to PRSUs at target number of shares (i.e., assuming the probable outcome of the performance goals), in each case computed in accordance with FASB ASC Topic 718. These values have been determined based on the assumptions set forth in Note 1 to our consolidated financial statements included in the Original Form 10-K. If the PRSUs were valued at maximum, the amounts shown in 2022 for Ms. Keefe and Messrs. Macdonald, Meggs, Brooks, Tucat, and Olefson would be $9,598,501; $8,578,887; $2,944,668; $6,408,559; $2,471,298; and $3,460,787, respectively. As discussed in the CD&A under “2019 PRSUs,” the Committee exercised discretion to approve a payout of 77% of target with respect to the tranche of 2019 PRSUs for which vesting was subject to the achievement of certain ROIC goals, although the Company’s achievement of ROIC during the 2019-2021 performance period would have resulted in no payout.  As a result of this determination, the amounts for 2022 also include the additional expense of $430,398 for Ms. Keefe, $513,732 for Mr. Meggs, $0 for Mr. Brooks, $109,901 for Mr. Tucat, $312,987 for Mr. Olefson, and $2,014,955 for Mr. Macdonald.

(4)	NEOs received no annual cash incentive for fiscal 2022 performance.
(5)	Includes the following for each NEO in 2022:

NAME	RETIREMENT CONTRIBUTIONS/ SALARY IN LIEU ($) (a)	LIFE INSURANCE PREMIUMS ($)	DISABILITY INSURANCE PREMIUMS ($)	PERQUISITES AND OTHER PERSONAL BENEFITS ($) (b)

Michelle Keefe	13,500	756	264

Jason Meggs	10,250	756	264

Michael Brooks	10,250	756	264

Christian Tucat	27,092	1,490	1,778	13,747

Jonathan Olefson	9,277	756	264	770

Alistair Macdonald	51,241	1,949	2,334	13,781

(a)	Mr. Tucat received a salary supplement in lieu of pension contribution.
(b)

Includes cellphone allowance of $720 and wellness program award of $50 to Mr. Olefson; travel allowance of $6,908 to Mr. Macdonald; and car allowances of $13,747 and $6,873, respectively, to Messrs. Tucat and Macdonald which aligned with the practices for executives employed in the U.K. In connection with Mr. Macdonald’s resignation, the Company did not pay any advisory or consulting fees to him during 2022.

2022 Grants of Plan-Based Awards

The following table sets forth information regarding the grants of plan-based awards to our NEOs in 2022. In addition, certain awards are subject to accelerated vesting in connection with a qualifying termination of employment or a change in control, as described later in this Amendment.

			ESTIMATED POSSIBLE PAYOUTS UNDER NON-EQUITY INCENTIVE PLAN AWARDS (1)			ESTIMATED FUTURE PAYOUTS UNDER EQUITY INCENTIVE PLAN AWARDS (2)			ALL OTHER STOCK AWARDS: NUMBER OF SHARES OF STOCK	GRANT DATE FAIR VALUE OF STOCK AND OPTION
NAME	TYPE OF AWARD	GRANT DATE	THRESHOLD ($)	TARGET ($)	MAXIMUM ($)	THRESHOLD (#)	TARGET (#)	MAXIMUM (#)	OR UNITS (#)	AWARDS ($) (3)

Michelle Keefe	MIP		356,400	1,080,000	2,160,000
	PRSU	1/18/2022(4)				3,856	7,712	11,568		663,926
	RSU	1/18/2022(5)							7,712	663,926
	PRSU	5/16/2022(4)				13,289	26,577	39,866		1,859,327
	RSU	5/16/2022(6)							26,577	1,859,326
	PRSU	12/15/2022(7)				18,069	36,137	45,171		1,292,620
	RSU	12/15/2022(8)							36,137	1,244,197
	PRSU	3/2/2022(9)								430,398

Jason Meggs	MIP		142,758	432,600	865,200
	PRSU	1/18/2022(4)				4,445	8,890	13,335		765,340
	RSU	1/18/2022(5)							8,890	765,340
	RSU	12/15/2022(8)							15,033	517,586
	PRSU	3/2/2022(9)								513,732

Michael Brooks	MIP		230,175	697,500	1,395,000
	PRSU	1/18/2022(4)				3,708	7,415	11,123		638,357
	RSU	1/18/2022(5)							7,415	638,357
	PRSU	5/16/2022(4)				6,891	13,781	20,672		964,119
	RSU	5/16/2022(6)							13,781	964,118
	PRSU	12/15/2022(7)				15,178	30,355	37,944		1,085,798
	RSU	12/15/2022(8)							30,355	1,045,123
	PRSU	3/2/2022(9)								—

Christian Tucat	MIP		116,688	353,600	707,200
	PRSU	1/18/2022(4)				2,165	4,330	6,495		372,770
	RSU	1/18/2022(5)							4,330	372,770
	PRSU	6/15/2022(4)				702	1,404	2,106		91,330
	RSU	6/15/2022(5)							1,404	91,330
	PRSU	12/15/2022(7)				7,589	15,177	18,971		542,882
	RSU	12/15/2022(8)							15,177	522,544
	PRSU	3/2/2022(9)								109,901

Jonathan Olefson	MIP		120,120	364,000	728,000
	PRSU	1/18/2022(4)				3,061	6,121	9,182		526,957
	RSU	1/18/2022(5)							6,121	526,957
	PRSU	12/15/2022(7)				11,564	23,128	28,910		827,288
	RSU	12/15/2022(8)							23,128	796,297
	PRSU	3/2/2022(9)								312,987

Alistair Macdonald	MIP (10)		419,760	1,272,000	2,544,000
	PRSU	1/18/2022(10)				15,249	30,498	45,747		2,625,573
	RSU	1/18/2022(5)							30,498	2,625,573
	PRSU	3/2/2022(9)								2,014,955

(1)

Represents the threshold, target, and maximum awards set for the 2022 MIP. For Ms. Keefe, Mr. Brooks, and Mr. Tucat, the MIP target, threshold, and maximums have been pro-rated to reflect their partial year in a new role. There were no annual cash incentive awards paid for 2022 performance.

(2)	Amounts represent the threshold, target, and maximum awards for PRSUs granted in 2022; for threshold, assumes that minimum performance required for payout is achieved.

(3)

The amounts reported in this column represent the aggregate grant date fair value of the awards and are computed in accordance with FASB ASC Topic 718. The amount reported for the PRSUs is based on the number of PRSUs corresponding to the 100% target level performance (i.e., assuming the probable outcome of the performance goals) valued at the closing stock price on the date of grant. The amount reported for the time-based RSUs is valued at the closing stock price on the date of grant. The grant date fair value of these awards has been determined based on the assumptions set forth in Note 1 to our consolidated financial statements included in the Original Form 10-K.

(4)	Performance period will end on December 31, 2024; any earned PRSUs will cliff vest after the end of the performance period, subject to continued employment with the Company.
(5)	Vests in three approximately equal annual installments beginning on the first anniversary of the date of grant, subject to continued employment with the Company.
(6)

Vests in three approximately equal installments on each of (i) the first anniversary of the grant date, (ii) January 18, 2024, and (iii) January 18, 2025, subject to continued employment with the Company.

(7)	Performance period will end on December 31, 2023; any earned PRSUs cliff vest on the second anniversary of the grant date, subject to continued employment with the Company.
(8	Cliff vest on the second anniversary of the date of grant, subject to continued employment with the Company.
(9)

The Committee exercised discretion to approve a payout of 77% of target with respect to the tranche of 2019 PRSUs for which vesting as subject to the achievement of certain ROIC goals, although the Company’s achievement of ROIC during the 2019-2021 performance period would have resulted in no payout, resulting in an additional accounting expense in 2022 as a modification of the award which is reflected in the table.

(10) In connection with Mr. Macdonald’s resignation, Mr. Macdonald forfeited all PRSUs received for the 2022 grant and was ineligible to receive a payout under the MIP.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information regarding the outstanding equity awards held by each of our NEOs as of December 31, 2022.

	STOCK AWARDS
NAME	NUMBER OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED (#)	MARKET VALUE OF SHARES OR UNITS OF STOCK THAT HAVE NOT VESTED ($)	EQUITY INCENTIVE PLAN AWARDS: NUMBER OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED (#)	EQUITY INCENTIVE PLAN AWARDS: MARKET OR PAYOUT VALUE OF UNEARNED SHARES, UNITS OR OTHER RIGHTS THAT HAVE NOT VESTED ($)

Michelle Keefe	96,425	3,536,869	76,621	2,810,467

Jason Meggs	51,133	1,875,558	13,341	489,330

Michael Brooks	77,696	2,849,889	57,358	2,103,901

Christian Tucat	29,866	1,095,485	25,882	949,361

Jonathan Olefson	44,559	1,634,424	37,748	1,384,578

Alistair Macdonald	109,723	4,024,640	—	—

Explanations of certain columns in the table follow:

Stock Awards. Market values for time and performance-based RSUs are calculated using the closing market price of $36.68 of our stock on the Nasdaq on December 30, 2022, the last trading day of the fiscal year.

Number of Shares or Units of Stock That Have Not Vested. This column includes unvested time-based RSUs, specifically regular annual RSUs and PRSUs that have been certified by the Committee. The vesting dates of all awards are:

RSU Awards Unvested at Year-End 2022
GRANT DATE	AWARD TYPE	VESTING DATE	MICHELLE KEEFE	JASON MEGGS	MICHAEL BROOKS	CHRISTIAN TUCAT	JONATHAN OLEFSON	ALISTAIR MACDONALD
1/15/2020	RSU	1/15/2023	3,953	4,600	—	1,151	2,230	16,256
1/15/2020	PRSU (Adjusted EPS)	2/23/2023	4,291	4,992	—	1,249	2,419	17,638
1/15/2020	PRSU (ROIC)	2/23/2023	3,381	3,934	—	985	1,907	13,899
1/15/2021	RSU	1/15/2023	3,821	4,448	2,344	1,739	2,831	15,716
		1/15/2024	3,821	4,448	2,344	1,739	2,831	15,716
1/15/2021	PRSU (Adjusted EPS)	3/15/2024	3,361	3,914	2,062	1,529	2,490	—
2/16/2021	RSU	2/16/2023	—	—	8,656	—	—	—
		2/16/2024	—	—	8,656	—	—	—
1/18/2022	RSU	1/18/2023	2,570	2,963	2,471	1,443	2,040	10,166
		1/18/2024	2,571	2,963	2,472	1,443	2,040	10,166
		1/18/2025	2,571	2,964	2,472	1,444	2,041	10,166
1/18/2022	PRSU (Adjusted EPS)	3/15/2025	758	874	729	425	602	—
5/16/2022	RSU	5/16/2023	8,859	—	4,593	—	—	—
		1/18/2024	8,859	—	4,594	—	—	—
		1/18/2025	8,859	—	4,594	—	—	—
5/16/2022	PRSU (Adjusted EPS)	3/15/2025	2,613	—	1,354	—	—	—
6/15/2022	RSU	6/15/2023	—	—	—	468	—	—
		6/15/2024	—	—	—	468	—	—
		6/15/2025	—	—	—	468	—	—
6/15/2022	PRSU (Adjusted EPS)	3/15/2025	—	—	—	138	—	—
12/15/2022	RSU	12/15/2024	36,137	15,033	30,355	15,177	23,128	—

Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested. This column reflects unearned PRSUs at maximum level which is 150% of target for “Adjusted EPS”, at threshold level which is 50% of target for “ROIC” and at maximum level which is 125% of target for “Consolidated Revenue” and “Clinical Solutions Segment Net New Business”. PRSUs that have been previously certified by the Committee are reflected in the “RSU Awards Unvested at Year-End 2022” table above. Mr. Macdonald had no unearned PRSUs at year-end 2022.

Performance Equity Awards Unvested at Year-End 2022
GRANT DATE	PERFORMANCE PERIOD	PERFORMANCE METRIC	MICHELLE KEEFE	JASON MEGGS	MICHAEL BROOKS	CHRISTIAN TUCAT	JONATHAN OLEFSON
1/15/2021	2023	Adjusted EPS	2,867	3,336	1,758	1,305	2,124
1/15/2021	2021 - 2023	ROIC	2,866	3,336	1,758	1,305	2,123
1/18/2022	2023 - 2024	Adjusted EPS	3,857	4,446	3,708	2,166	3,060
1/18/2022	2022 - 2024	ROIC	1,928	2,223	1,854	1,083	1,531
5/16/2022	2023 - 2024	Adjusted EPS	13,289	—	6,891	—	—
5/16/2022	2022 - 2024	ROIC	6,645	—	3,446	—	—
6/15/2022	2023 - 2024	Adjusted EPS	—	—	—	702	—
6/15/2022	2022 - 2024	ROIC	—	—	—	351	—
12/15/2022	2023	Consolidated Revenue	22,585	—	18,971	9,485	14,455
12/15/2022	2023	Clinical Solutions Segment Net New Business Awards	22,586	—	18,973	9,486	14,455

2022 Option Exercises and Stock Vested

The following table provides information concerning the vesting of stock awards held by our NEOs during 2022. There were no options exercised by the NEOs during 2022.

	STOCK AWARDS
NAME	NUMBER OF SHARES ACQUIRED ON VESTING (#)	VALUE REALIZED ON VESTING ($)(1)

Michelle Keefe	24,551	2,083,717

Jason Meggs	29,073	2,467,227

Michael Brooks	10,999	923,362

Christian Tucat	7,175	610,063

Jonathan Olefson	17,261	1,464,265

Alistair Macdonald	110,513	9,374,203

(1)	The value realized on vesting is determined by multiplying the number of stock awards that vested by the closing price of our common stock on the vesting date.

2022 Nonqualified Deferred Compensation

The nonqualified deferred compensation plan allows eligible employees to make individual investment elections that best suit their goals, time horizon and risk tolerance. Participants may change their investment elections at any time. Deferrals are only deemed to be invested in the investment options selected. Investment options consist of a variety of well-known mutual funds. The plan does not operate in a manner to provide any above-market returns or preferential earnings to participants. For 2022, participants were able to choose among a total of 31 investment options. Distributions of amounts credited to the account of a NEO under the elective nonqualified deferred compensation plan will generally commence six months after the date of the executive’s separation from service. NEOs may also elect to receive in-service distributions of such amounts at the time they make their deferral elections. In addition, upon a showing of an unforeseeable emergency, NEOs may be allowed to access funds in their deferred compensation accounts before otherwise eligible. Modifications to the timing and form of payment may only be made 12 months prior to the previously selected payment date, and the new payment date must be at least five years later than existing date. Any modification may not accelerate the payment of a deferral balance. Distributions can generally be received either as a lump sum payment or in annual installments over a period not to exceed five years, or a combination thereof, except in the cases of death or change in control, which are always paid in a lump sum. Additional information pertaining to our nonqualified deferred compensation plan is in the Benefits Plans section.

The following table provides information related to the potential benefits payable to each of our NEOs under our elective nonqualified deferred compensation plan.

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

Michelle Keefe	81,506	—	(15,713)	—	110,408

Jason Meggs	—	—	—	—	—

Michael Brooks	—	—	—	—	—

Christian Tucat (3)	—	—	—	—	—

Jonathan Olefson	—	—	—	—	—

Alistair Macdonald (3)	—	—	—	—	—

(1)	Contributions for Ms. Keefe represent elective salary deferrals of $81,506. The contribution amount in this table is reflected in the Summary Compensation Table’s Salary column.

(2)	Amounts in this column are not reported as compensation for fiscal year 2022 in the Summary Compensation Table since they do not reflect above market or preferential earnings.

(3)	Messrs. Tucat and Macdonald were not eligible to participate because they reside outside of the United States.

Employment Agreements

The Company has entered into employment or letter agreements with each of our NEOs. The material provisions of each such agreement are described below.

•	Michelle Keefe, our CEO, letter agreement in April 2022 (appointing Ms. Keefe as our CEO)

•	Alistair Macdonald, our former Chief Executive Officer, employment agreement in July 2016, amended April 2017 and January 2020; and agreements in April 2022
•

Jason Meggs, our Chief Financial Officer, employment agreement in April 2014, amended June 2014, March 2018 and May 2018 (appointing Mr. Meggs as our Chief Financial Officer); and separation and consulting agreements in January 2023

•	Michael Brooks, our Chief Operating Officer, letter agreement in April 2022 (appointing Mr. Brooks as our Chief Operating Officer)
•	Christian Tucat, our Chief Business Officer, employment agreement in February 2023
•	Jonathan Olefson, our General Counsel and Corporate Secretary, letter agreement in November 2018

NAMED EXECUTIVE OFFICERS	BASE SALARY (AS OF DECEMBER 31, 2022)		TARGET ANNUAL CASH INCENTIVE BONUS

Michelle Keefe	$1,000,000		120%

Jason Meggs	$618,000		70%

Michael Brooks	$750,000		100%

Christian Tucat	$520,000	(1)	70%

Jonathan Olefson	$520,000		70%

Alistair Macdonald	$1,060,000	(2)	120%

(1)	Mr. Tucat is also entitled to receive an annual car allowance and Company contributions under our Company Pension Plan.
(2)	Mr. Macdonald’s salary is shown as of his last day of employment in April 2022. He was also entitled to receive an annual car allowance and Company contributions under our Company Pension Plan.

Ms. Keefe:

Ms. Keefe’s employment agreement provides that either the Company or Ms. Keefe may terminate her employment agreement upon prior written notice. The Company may terminate Ms. Keefe’s employment for death, “disability,” “cause” or without “cause” by written notice to Ms. Keefe (each as defined in the Executive Severance Plan). For a description of the payments and benefits to which Ms. Keefe would be entitled upon termination of employment, see “Executive Severance Plan” and “Summary of Potential Payments Upon Termination of Employment or Change in Control” below, except, (i) Ms. Keefe’s cash severance opportunity will equal 200% (outside the change in control context) or 300% (within the change in control context) of the sum of her base salary and target bonus, and (ii) she will be entitled to 24 months’ COBRA premium entitlement. Certain payments and benefits that Ms. Keefe would receive in the event of a termination of employment are subject to customary confidentiality provisions and post-termination non-solicitation and non-competition restrictions that apply during employment and for twelve months thereafter.

Mr. Macdonald:

Mr. Macdonald’s employment agreement provided that either the Company or Mr. Macdonald may terminate his agreement upon six months’ prior written notice, and the Company also could terminate Mr. Macdonald’s agreement immediately upon written notice by paying him six months of his base salary in lieu of the notice period. The Company could terminate Mr. Macdonald’s employment for death, “disability,” “cause” or without “cause”, as defined in Mr. Macdonald’s employment agreement. For a summary of the potential payments and benefits Mr. Macdonald would receive in the event of a termination of employment, see “Summary of Potential Payments Upon Termination of Employment or Change in Control” below. Certain payments and benefits that Mr. Macdonald would receive in the event of a termination of employment are subject to customary confidentiality provisions and post-termination non-solicitation and non-competition restrictions that apply during employment and for twelve months thereafter.

If the Company terminated Mr. Macdonald’s employment other than for “cause”, death or disability, or if he resigns for “good reason” (each as defined in his employment agreement), he would receive a cash severance payment equal to two times the sum of (i) his base salary, plus (ii) his annual target bonus for the year of termination. If the Company terminated Mr. Macdonald’s employment other than for cause, death or disability, or he resigned for good reason during the period commencing three months prior to and ending 24 months after a change in control of the Company, then he would receive a cash severance payment equal to three times the sum of (i) his base salary, plus (ii) his annual target bonus for the year of termination, or if greater, the annual target bonus in effect prior to an event giving rise to a claim for good reason. Additionally, Mr. Macdonald would be entitled to 36 months of health care coverage continuation and accelerated vesting of all outstanding, unvested equity awards held by Mr. Macdonald as of the termination date.

The Company was not required to make these payments to Mr. Macdonald if Mr. Macdonald: (i) committed any act of serious misconduct; (ii) committed any serious breach or repeated or continued breach of his obligations under the agreement; (iii) was guilty of conduct tending to bring him or the Company or any group company into disrepute; (iv) had a bankruptcy order made against him or has an interim order made against him under the Insolvency Act 1986 or is deemed bankrupt; (v) failed to perform his duties to a satisfactory standard, after having received a written warning from the Board relating to the same; (vi) was convicted of an offense under any statutory enactment or regulation (other than a motoring offense for which no custodial sentence can be imposed); (vii) breached certain clauses of the agreement; (viii) became prohibited by law from being a director; or (ix) resigned from office as a director of the Company or any Company affiliate or refuses to hold office as a director of the Company or any Company affiliate.

If the Company had been wound-up for the purposes of reconstruction or amalgamation and, as a result, Mr. Macdonald was terminated or his duties redefined in a manner consistent with his current position or status with the Company, he would have had no claim against the Company for termination of employment or otherwise as long as he is first offered employment with the resulting company on terms no less favorable to Mr. Macdonald as those in the agreement. If Mr. Macdonald unreasonably refused such employment or transfer of his agreement to the resulting company, the Company could have terminated his employment within one month of such refusal.

In connection with Mr. Macdonald’s resignation, the Company and Mr. Macdonald entered into (i) an agreement memorializing the terms of his continued employment as an advisor through the end of March 2023, including continued vesting of certain Company equity awards and (ii) a consulting agreement that provided for a fixed fee per hour and continued vesting of certain Company equity awards held by him during the 12‑month consulting period beginning on July 1, 2022, as well as customary restrictive covenants.

Mr. Meggs:

Mr. Meggs’ employment agreement provides that either the Company or Mr. Meggs may terminate his employment agreement upon prior written notice. The Company may terminate Mr. Meggs’ employment automatically for death, and by written notice for “disability,” or “cause” (as defined in Mr. Meggs’ employment agreement). Mr. Meggs may resign by written notice at any time for “good reason” (as defined in Mr. Meggs’ employment agreement). For a description of the potential payments and benefits Mr. Meggs would receive in the event of a termination of employment, see “Executive Severance Plan” and “Summary of Potential Payments Upon Termination of Employment or Change in Control” below. Certain payments and benefits that Mr. Meggs would receive in the event of a termination of employment are subject to customary confidentiality provisions and post-termination non-solicitation and non-competition restrictions that apply during employment and for six to twelve months thereafter.

In connection with his resignation, which constitutes a termination without “cause”, Mr. Meggs will be entitled to benefits under the Company’s Executive Severance Plan, subject to his execution and non-revocation of a general release of claims, the terms of which are memorialized in the Separation Agreement and General Release of Claims between Mr. Meggs and the Company (the “Separation Agreement”). Mr. Meggs’ last day of employment with the Company will be July 1, 2023, following which he will serve as a consultant to the Company through December 31, 2023. The Company and Mr. Meggs entered into a Consulting Agreement (the “Consulting Agreement”) that provides for a fixed fee per calendar month for up to 5 hours of services rendered per calendar month, pro-rated for any partial calendar month of services. To the extent Mr. Meggs provides more than 5 hours of services in one calendar month, the Company will pay him per hour for such additional services. In addition, the Consulting Agreement provides for continued vesting of all outstanding Company equity awards held by him during the consulting period. The payment of the consulting fees as well as the continued vesting of equity awards are subject to Mr. Meggs’ delivery of the supplemental release to be signed in connection with the Separation Agreement, as well as continued compliance with certain customary restrictive covenants.

Mr. Brooks:

Mr. Brooks’ employment agreement provides that either the Company or Mr. Brooks may terminate his employment agreement upon prior written notice. The Company may terminate Mr. Brooks' employment for death, “disability,” “cause” or without “cause” by written notice to Mr. Brooks (each as defined in the Executive Severance Plan). For a description of the payments and benefits to which Mr. Brooks would be entitled upon termination of employment, see “Executive Severance Plan” and “Summary of Potential Payments Upon Termination of Employment or Change in Control” below, except, (i) Mr. Brooks' cash severance opportunity will equal 150% (outside the change in control context) or 250% (within the change in control context) of the sum of his base salary and target bonus, and (ii) he will be entitled to 24 months’ COBRA premium entitlement. Certain payments and benefits that Mr. Brooks would receive in the event of a termination of employment are subject to customary confidentiality provisions and post-termination non-solicitation and non-competition restrictions that apply during employment and for twelve months thereafter.

Mr. Olefson:

For Mr. Olefson, either the Company or Mr. Olefson may terminate the employment agreement upon written notice. The Company may terminate Mr. Olefson’s employment for death, “disability,” “cause” or without “cause” by written notice to Mr. Olefson (each as defined in the Executive Severance Plan). For a description of the payments and benefits to which Mr. Olefson would be entitled upon termination of employment, see “Executive Severance Plan” and “Summary of Potential Payments Upon Termination of Employment or Change in Control” below. Certain payments and benefits that Mr. Olefson would receive in the event of a termination of employment are subject to customary confidentiality provisions and post-termination non-solicitation and non-competition restrictions that apply during employment and for twelve months thereafter.

Mr. Tucat:

Mr. Tucat’s employment agreement provides that either the Company or Mr. Tucat may terminate his employment agreement upon three months’ prior written notice, and the Company also could terminate Mr. Tucat’s agreement immediately upon written notice by paying him three months of his base salary in lieu of the notice period. The Company may terminate Mr. Tucat’s employment for death, “disability,” “cause” or without “cause” by written notice to Mr. Tucat (each as defined in the Executive Severance Plan). For a description of the potential payments and benefits Mr. Tucat would receive in the event of a termination of employment, see “Executive Severance Plan” and “Summary of Potential Payments Upon Termination of Employment or Change in Control” below. Certain payments and benefits that Mr. Tucat would receive in the event of a termination of employment are subject to customary confidentiality provisions and post-termination non-solicitation and non-competition restrictions that apply during employment and for twelve months thereafter.

Executive Severance Plan

In September 2016, we established the Executive Severance Plan to enhance our ability to retain key executives of the Company. The Executive Severance Plan was amended and restated as of August 20, 2018. While CEO of the Company, Mr. Macdonald was not a participant in this plan as his employment agreement provided certain employment termination protections.

The plan permits the plan administrator to designate the eligible executives who may participate in the plan. Ms. Keefe and Messrs. Meggs, Brooks, Olefson, and Tucat were selected to participate in the plan. The plan provides designated participants with severance benefits upon a termination of employment by us without cause or by the participant for “good reason” (as defined in the Executive Severance Plan).

For a qualifying termination during the period beginning three months prior to and ending 24 months following a “change in control” (as defined in the Executive Severance Plan), a participant will be entitled to the following: (i) an amount equal to the sum of 200% of the participant’s base salary and 200% of the participant’s target bonus for the year in which the termination occurs; (ii) an amount equal to the aggregate amount of the full premium for benefit coverage continuation under COBRA for a period of 24 months; and (iii) accelerated vesting of any unvested equity awards held by the participant. In the case of any performance-based equity awards, vesting is based on the level of performance adjustment determined under the terms of the equity award agreement in connection with the “change in control”. These amounts shall be paid in a lump sum after the later of the date of the change in control or the Participant’s Date of Termination (as defined in the Executive Severance Plan).

For a qualifying termination outside the “change in control” period (as described above), a participant will be entitled to the following: (i) an amount equal to the sum of 100% of the participant’s base salary and 100% of the participant’s target bonus for the year in which the termination occurs; and (ii) an amount equal to the aggregate amount of the full premium for benefit coverage continuation under COBRA for a period of 12 months. These amounts shall be paid in accordance with the Company’s regular pay schedule in substantially equal installments over a period of twelve months following the Participant’s Date of Termination.

In order to receive any severance benefits under the plan, participants must sign a general release of claims against us. Some of the employees who are eligible to be selected to participate in the plan are also entitled to severance benefits under their employment agreements. However, severance benefits provided under the plan will be reduced by any severance benefits to which a participant would otherwise be entitled under the participant’s employment agreement, or any general severance policy or plan maintained by us that provides for severance benefits (unless the agreement, policy or plan expressly provides for severance benefits to be in addition to those provided under the plan). In addition, any amounts payable to a participant under the plan will be reduced to the maximum amount that could be paid without being subject to the excise tax imposed under the Code sections 280G and 4999, but only if the after-tax benefit of the reduced amount is higher than the after-tax benefit of the unreduced amount. The plan may be terminated or amended by us, provided the participants consent to the termination of the plan or to any amendment that materially and adversely impacts the right of the participant under the plan.

Equity Awards

Time-Based RSUs:

Time-based RSUs vest immediately upon the participant’s death or termination of service due to disability. Upon the participant’s retirement after the first anniversary of the date of grant, the participant will be eligible to vest in a pro-rated award, based on the time served during the applicable vesting period. For purposes of the RSU and PRSU award agreements, retirement means a voluntary termination of service on or after the participant (i) has attained age 55; and (ii) completed 10 years of continuous service, with limited exceptions.

Within 24 months following a change in control event, time-based RSUs vest immediately upon the participant’s termination of service in the event that (i) the participant’s service is terminated by the Company for any reason other than cause (as defined in the Executive Severance Plan), or (ii) the participant resigns for good reason (as defined in the award agreements), in each case, in connection with a change in control.

PRSUs:

If the participant’s service terminates due to death or disability during or prior to the commencement of a performance period, the participant will vest with respect to the PRSUs associated with that performance period, based on the targeted amount. If any such termination occurs following a completed performance period, the participant will vest, with respect to the PRSUs associated with that performance period, based on the achievement of the performance goals.

If the participant’s service terminates due to his or her retirement after the first anniversary of the grant date, and such retirement occurs following a completed performance period, the participant will vest, with respect to the PRSUs associated with that performance period, based on the achievement of the performance goals. If the participant retires after the first anniversary of the grant date, but prior to the last day of the last performance period, and such retirement occurs during a performance period, the participant will vest in a pro-rated number of target PRSUs based on the amount of time the participant was employed over the performance period.  For the Transformation PRSUs, the awards vest based on the achievement of the performance goals if the retirement occurs after the end of the one-year performance period.

In the event of a change in control or significant transaction (each, as defined in the award agreement), then each of (i) the PRSUs subject to each completed performance period prior to the date of the event that became eligible to vest based on the attainment level of the performance goals, and (ii) the target PRSUs for each performance period that has not yet been completed as of such date, will be converted into time-based RSUs. Such time-based RSUs will vest on the service vesting date, subject to continued service through such date. The time-based RSUs will immediately vest in full in the event the participant’s service is terminated by the Company without cause, or the participant resigns for good reason, in either case, in connection with a change in control.

Summary of Potential Payments upon Termination of Employment or Change in Control

The following table sets forth the potential payments and benefits our NEOs would receive in the event of a termination of employment. These payments and benefits have been quantified assuming their termination of employment, or their termination upon death or disability, or their termination following a change in control occurred on the last trading day of our most recently completed fiscal year ending December 31, 2022, and that the price per share of our common stock is the closing market price on December 30, 2022, of $36.68 per share. Our former CEO, Alistair Macdonald, would not have been entitled to any payments or benefits as of December 31, 2022, because he resigned without good reason during the year.

Named Executive Officer	Termination Without Cause or Resignation For Good Reason not related to a Change in Control ($)	Termination For Cause or Resignation Without Good Reason ($)	Death ($)	Disability ($)	Termination Without Cause or Resignation for Good Reason related to a Change in Control ($)

Michelle Keefe
Cash Severance (2)	4,400,000				6,600,000
COBRA (2)	54,774				54,774
Group Life Insurance (6)			1,000,000
Long-Term Disability Benefits (7)				120,000
Restricted Stock Unit Vesting (8)			3,008,530	3,008,530	3,008,530
Performance-Based Restricted Stock Unit Vesting (9)			3,414,541	3,414,541	3,414,541
Total	$4,454,774	$—	$7,423,071	$6,543,071	$13,077,845
Jason Meggs
Cash Severance (4)	1,050,600				2,101,200
COBRA (5)	24,632				49,264
Group Life Insurance (6)			1,000,000
Long-Term Disability Benefits (7)				120,000
Restricted Stock Unit Vesting (8)			1,372,529	1,372,529	1,372,529
Performance-Based Restricted Stock Unit Vesting (9)			1,293,630	1,293,630	1,293,630
Total	$1,075,232	$—	$3,666,159	$2,786,159	$4,816,623
Michael Brooks
Cash Severance (3)	2,250,000				3,750,000
COBRA (3)	17,691				17,691
Group Life Insurance (4)			1,000,000
Long-Term Disability Benefits (7)				120,000
Restricted Stock Unit Vesting (8)			2,697,851	2,697,851	2,697,851
Performance-Based Restricted Stock Unit Vesting (9)			2,154,400	2,154,400	2,154,400
Total	$2,267,691	$—	$5,852,251	$4,972,251	$8,619,942

Named Executive Officer	Termination Without Cause or Resignation For Good Reason not related to a Change in Control ($)	Termination For Cause or Resignation Without Good Reason ($)	Death ($)	Disability ($)	Termination Without Cause or Resignation for Good Reason related to a Change in Control ($)

Christian Tucat (1)
Cash Severance (4)	884,000				1,768,000
Health Care Coverage (10)	18,099				36,197
Group Life Insurance (6)			2,018,279
Long-Term Disability Benefits (7)				513,273
Restricted Stock Unit Vesting (8)			936,807	936,807	936,807
Performance-Based Restricted Stock Unit Vesting (9)			1,079,529	1,079,529	1,079,529
Total	$902,099	$—	$4,034,615	$2,529,609	$3,820,533
Jonathan Olefson
Cash Severance (4)	884,000				1,768,000
COBRA (5)	25,246				50,493
Group Life Insurance (6)			1,000,000
Long-Term Disability Benefits (7)				120,000
Restricted Stock Unit Vesting (8)			1,362,332	1,362,332	1,362,332
Performance-Based Restricted Stock Unit Vesting (9)			1,617,698	1,617,698	1,617,698
Total	$909,246	$—	$3,980,030	$3,100,030	$4,798,523
(1)

Mr. Tucat was paid in GBP. Other than cash severance and unvested values of stock awards, amounts for Mr. Tucat reported in this Summary of Potential Payments Upon Termination of Employment or Change in Control table have been converted to U.S. dollars using the December 30, 2022, exchange rate from GBP to U.S. dollars of 1 GBP/1.2077 U.S. dollars as published by the Federal Reserve System, Foreign Exchange Rates-H10.

(2)

Ms. Keefe’s cash severance opportunity will equal (i) 200% (outside the change in control context) or 300% (within the change in control context) of the sum of her base salary and target bonus, and (ii) she will be entitled to 24 months’ COBRA premium entitlement.

(3)

Mr. Brooks' cash severance opportunity will equal (i) 150% (outside the change in control context) or 250% (within the change in control context) of the sum of his base salary and target bonus, and (ii) he will be entitled to 24 months’ COBRA premium entitlement.

(4)

“Cash severance” for a qualifying termination outside of a change in control represents an amount equal to the sum of (i) base salary as in effect on the date of termination, plus (ii) annual incentive target for the year in which the date of termination occurs. “Cash severance” for a qualifying termination related to a change in control represents an amount equal to two times the sum of (i) base salary as in effect on the date of termination, plus (ii) annual incentive for the year in which the date of termination occurs.

(5)	COBRA coverage premiums for 12 months for a qualifying termination outside of a change in control and 24 months for a qualifying termination related to a change in control.
(6)	Payment to the estate of executive in lump sum. Mr. Tucat’s amount represents four times base salary. Maximum payment of $1,000,000 applies to NEOs in the United States.

(7)

Annual amount due to the executive, paid monthly for the term of the disability. Annual maximum payment of $120,000 applies to NEOs in the United States. Mr. Tucat’s yearly benefit after 26 weeks waiting period, pays 65% of salary for three years followed by a final lump sum payment of two times salary. Amount in table represents annual maximum payment. Final lump sum maximum payment is equivalent to $1,932,320.

(8)

Vesting of all unvested restricted stock units on the termination date pursuant to the Company’s 2018 Equity Incentive Plan and associated award agreements. Amounts shown represent the value of unvested restricted stock units determined based on the closing market price of our common stock on December 30, 2022, the last trading day of the year.

(9)

Vesting of all PRSUs on the termination date that have not previously been forfeited pursuant to the Company’s 2018 Equity Incentive Plan and associated award agreements. Amounts shown represent the value of unvested PRSUs with completed performance period(s) based on the attainment level of the performance goals and unvested PRSUs with performance period(s) not yet been completed based on the target attainment level of the performance goals, each based on the closing market price of our common stock on December 30, 2022, the last trading day of the year.

(10)

Continuation of health care coverage paid monthly for a period of 12 months for a qualifying termination outside of a change in control and 24 months for a qualifying termination related to a change in control.

CEO Pay Ratio Disclosure

We are providing the following information about the relationship of the annual total compensation of our median employee and the annual total compensation of Ms. Michelle Keefe, our current CEO and principal executive officer as of the date of the determination of the median employee for 2022:

Median of the annual total compensation of all employees $65,056 Annual total compensation of our CEO $9,028,240 Ratio of the annual total compensation of our CEO, to the median of the annual total compensation of all employees 139 to 1

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median compensated employee”, the methodology and the material assumptions, adjustments, and estimates that we used were as follows:

We determined that, as of November 28, 2022, including individuals working at our parent company and consolidated subsidiaries, but excluding individuals of subsidiaries acquired during 2022, our employee population consisted of approximately 29,868 individuals, with approximately 40.4% of these individuals located in the United States, 25.6% located in Europe, the Middle East and Africa (“EMEA”), 25.9% located in Asia-Pacific, and the remainder in Latin America and in Canada. We selected November 28, 2022, which is within the last three months of our 2022 fiscal year, as the date upon which we would identify the “median compensated employee” to allow sufficient time to identify the median compensated employee given the global scope of our operations.

Our employee population consisted of approximately 29,868 individuals, of which 97.2% are full-time employees. Less than half of our employees (approximately 12,057 individuals) are located in the United States and directly employed by the Company; the remainder is employed by various consolidated subsidiaries outside of the United States. Of the U.S. employees, of which 97.5% are full-time, with the remainder employed on a part-time (less than 30 hours per week) basis. We believe this high percentage of full-time employees is representative of the proportion of our global employee population. Base compensation and incentive compensation for all employees are maintained in one system, which is located in the United States. Other compensation information, such as overtime and other miscellaneous payments, is located in several payroll systems throughout the world.

To identify the median compensated employee from our employee population, we created a global listing of all employees throughout the world and converted each employee’s salary to U.S. dollars to make them comparable. Other compensation, including but not limited to overtime, bonus, and long-term incentive grant value, if applicable, was added to each respective employee’s base salary to determine an estimate of each employee’s annual 2022 compensation. We did not make any cost-of-living adjustments in identifying the median compensated employee.

Using this methodology, we determined that the median employee was a full-time employee located in EMEA. With respect to the annual total compensation of the employee who represents our median compensated employee, we calculated the elements of such employee’s compensation for 2022 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $65,056.

The annual total compensation of our CEO used for purposes of computing our CEO pay ratio disclosure differs from the annual total compensation amount reflected in the Summary Compensation Table. Our CEO on the determination date, November 28, 2022, was Michelle Keefe, who has served the Company in that capacity since April 2022. Because Ms. Keefe served as CEO for less than the full year, we annualized her total compensation for 2022 that was reported in the Summary Compensation Table to estimate the compensation that she reasonably would have received if she had served as CEO for all of 2022. We annualized only Ms. Keefe’s salary because that was the only element of compensation that would have changed had she been CEO for the full year. This resulted in annual total compensation for purposes of determining the ratio in the amount of $9,028,240.

Financial Reconciliations

In addition to the financial measures prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”), this Amendment contains certain non-GAAP financial measures, including adjusted EBITDA, adjusted EBITDA margin, adjusted net income and adjusted diluted earnings per share. A “non-GAAP financial measure” is generally defined as a numerical measure of a company’s financial performance that excludes or includes amounts from the most directly comparable measure calculated and presented in accordance with GAAP in the statements of operations, balance sheets, or statements of cash flows of the Company.

EBITDA represents earnings before interest, taxes, depreciation and amortization. The Company defines adjusted EBITDA as EBITDA, further adjusted to exclude expenses and transactions that the Company believes are not representative of its core operations, namely: restructuring and other costs; transaction and integration-related expenses; share-based compensation expense; other income (expense), net; and gain or loss on extinguishment of debt. The Company presents EBITDA and adjusted EBITDA because it believes they are useful metrics for investors as they are commonly used by investors, analysts and debt holders to measure the Company's ability to fund capital expenditures and meet working capital requirements.

Each of the non-GAAP measures noted above are used by management and the Board to evaluate the Company's core operating results because they exclude certain items whose fluctuations from period-to-period do not necessarily correspond to changes in the core operations of the business. Adjusted EBITDA is used by management and the Board to assess the performance of the Company's business.

Non-GAAP measures have limitations in that they do not reflect all of the amounts associated with the Company's results of operations as determined in accordance with GAAP. Also, other companies might calculate these measures differently. Investors are encouraged to review the reconciliations of the non-GAAP financial measures to their most directly comparable GAAP measures included in this Amendment and the accompanying tables.

	Year Ended December 31,
$M	2022	2021	2022	2021
Net income and net income margin, as reported	$266.5	$234.8	4.9%	4.5%
Interest expense, net	80.8	79.1	1.5%	1.5%
Income tax expense (benefit)	48.1	80.3	0.9%	1.5%
Depreciation	86.1	73.8	1.6%	1.4%
Amortization[1]	161.1	161.8	3.0%	3.1%
EBITDA and EBITDA margin	642.5	629.9	11.9%	12.1%
Restructuring and other costs[2]	56.6	22.8	1.1%	0.4%
Transaction and integration-related expenses[3]	36.5	52.4	0.7%	1.0%
Share-based compensation[4]	57.3	65.2	1.1%	1.3%
Other (income) expense, net[5]	7.0	(8.6)	0.1%	(0.2%)
Loss on extinguishment of debt[6]	0.8	3.6	-	0.1%
Adjusted EBITDA and adjusted EBITDA margin	$800.8	$765.3	14.8%	14.7%
1.

Represents the amortization of intangible assets associated with acquired backlog, customer relationships, trade names and trademarks, intellectual property, patient communities, and acquired technologies.

2.

Restructuring and other costs consist primarily of severance costs associated with a reduction/optimization of our workforce in line with our expectations of future business operations and termination costs in connection with abandonment and closure of redundant facilities and other lease-related charges.

3.

Represents fees associated with acquisitions, stock repurchases and secondary stock offerings, debt placement and refinancings, and other corporate costs that management believes are not representative of our operating performance, including implementation costs associated with a new enterprise resource planning system and incremental costs resulting from the war in Ukraine.

4.	Represents non-cash share-based compensation expense related to awards granted under equity incentive plans.
5.

Other expense (income), net is comprised primarily of foreign currency exchange gains and losses, other gains and losses related to investments, and contingent consideration related to divested businesses.

6.	Loss on extinguishment of debt is associated with debt prepayments and refinancing activities.

	Year Ended December 31,
$M	2022	2021
Net income, as reported	$266.5	$234.8
Amortization[1]	161.1	161.8
Restructuring and other costs[2]	56.6	22.8
Transaction and integration-related expenses[3]	36.5	52.4
Share-based compensation[4]	57.3	65.2
Other (income) expense, net[5]	7.0	(8.6)
Loss on extinguishment of debt[6]	0.8	3.6
Income tax adjustment to normalized rate[7]	(97.7)	(63.6)
Adjusted net income	$488.2	$468.4
Diluted weighted average common shares outstanding	$103.5	$105.1

Adjusted diluted earnings per share	$4.72	$4.46
1.

Represents the amortization of intangible assets associated with acquired backlog, customer relationships, trade names and trademarks, intellectual property, patient communities, and acquired technologies.

2.

Restructuring and other costs consist primarily of severance costs associated with a reduction/optimization of our workforce in line with our expectations of future business operations and termination costs in connection with abandonment and closure of redundant facilities and other lease-related charges.

3.

Represents fees associated with acquisitions, stock repurchases and secondary stock offerings, debt placement and refinancings, and other corporate costs that management believes are not representative of our operating performance, including implementation costs associated with a new enterprise resource planning system and incremental costs resulting from the war in Ukraine.

4.	Represents non-cash share-based compensation expense related to awards granted under equity incentive plans.
5.

Other expense (income), net is comprised primarily of foreign currency exchange gains and losses, other gains and losses related to investments, and contingent consideration related to divested businesses.

6.	Loss on extinguishment of debt is associated with debt prepayments and refinancing activities.
7.

Represents the income tax effect of the non-GAAP adjustments made to arrive at adjusted net income using an estimated effective tax rate of approximately 23.0% for the year ended December 31, 2022, and 23.5% for the year ended December 31, 2021. These rates have been adjusted to exclude tax impacts related to valuation allowances recorded against deferred tax assets.

How the Board is Paid

Our directors who are employed by us or our subsidiaries do not receive any compensation from us for serving on our Board, although we do, like with other directors, reimburse their reasonable expenses incurred in connection with serving on our Board, including documented travel expenses to attend meetings. Currently, the only director employed by us is Michelle Keefe.

In 2022, the Compensation and Management Development Committee engaged Exequity LLP to conduct an updated market assessment of our director compensation program. In light of the fact that our director compensation program was refreshed in May 2021, the Compensation and Management Development Committee determined not to make any further changes to the director compensation program this year.

In 2022, our standard non-employee director compensation arrangements for Board and Board committee services, as applicable, were as follows (cash fees are paid in quarterly installments in advance):

•	an annual cash retainer for general Board service of $95,000;
•	an additional annual cash retainer for serving as Chair of the Board of $150,000;
•

an annual stock-based award retainer for general Board service with an aggregate value per director of $200,000, which generally vests one year from the date of grant subject to continued Board service;

•

an annual cash retainer, per member (other than the Chair), for serving on the Audit Committee of $12,000; for serving on the Compensation and Management Development Committee of $7,750; and for serving on the Nominating and Corporate Governance Committee of $5,000; and

•

an annual cash retainer for serving as the Chair of the Audit Committee of $28,500; for serving as the Chair of the Compensation and Management Development Committee of $20,000; and for serving as the Chair of the Nominating and Corporate Governance Committee of $15,000.

The following table provides the compensation paid in cash and stock-based awards granted to each non-employee director for their services during the year ended December 31, 2022:

NAME	FEES EARNED OR PAID IN CASH ($)	STOCK AWARDS ($)(1)	TOTAL ($)

Todd M. Abbrecht (2)	140,250	200,774	341,024

Barbara Bodem (3)	112,449	257,077	369,526

Bernadette M. Connaughton	107,000	200,774	307,774

John M. Dineen (4)	282,500	200,774	483,274

Linda A. Harty (5)	152,250	200,774	353,024

William E. Klitgaard (6)	61,750	120,812	182,562

Kenneth F. Meyers (7)	170,000	200,774	370,774

Matthew E. Monaghan	122,000	200,774	322,774

David S. Wilkes	107,750	200,774	308,524

Alfonso G. Zulueta (8)	94,314	257,077	351,391

(1)

The reported amounts represent the grant date fair value of the awards computed in accordance with FASB ASC Topic 718, measured based on the closing price of the Company’s stock on the grant date. As of December 31, 2022, Mses. Connaughton and Harty and Messrs. Dineen, Meyers, Monaghan and Dr. Wilkes each had outstanding 2,839 time-based restricted stock units with a grant date of May 25, 2022. As of December 31, 2022, Ms. Bodem and Mr. Zulueta each had outstanding 654 time-based restricted stock units with a grant date of January 18, 2022 and 2,839 time-based restricted stock units with a grant date of May 25, 2022. As of December 31, 2022, Mr. Klitgaard had outstanding 2,507 time-based restricted stock units with a grant date of October 17, 2022. Mr. Abbrecht did not hold any outstanding equity awards as of December 31, 2022.

(2)

Includes an additional cash retainer of $37,500 for serving as a member of an ad-hoc committee. Mr. Abbrecht resigned from the Board and the Compensation and Management Development Committee, in each case effective October 14, 2022.

(3)	The Board appointed Ms. Bodem as a member of the Audit Committee effective January 15, 2022. The Board subsequently appointed Ms. Bodem as the chair of the Audit Committee effective June 1, 2022.
(4)	Includes an additional cash retainer of $37,500 for serving as a member of an ad-hoc committee.
(5)	Includes an additional cash retainer of $37,500 for serving as a member of an ad-hoc committee.
(6)	Mr. Klitgaard resigned from the Board and Audit Committee effective May 30, 2022 and was subsequently reappointed to the Board and Audit Committee, effective October 14, 2022.
(7)	Includes an additional cash retainer of $50,000 for serving as the chairperson of an ad-hoc committee.
(8)	The Board appointed Mr. Zulueta as a member of the Nominating and Corporate Governance Committee effective May 25, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

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

(a) On August 1, 2017, in connection with our merger with Double Eagle Parent, Inc., the parent company of inVentiv Health, Inc., the Company filed a Form S-8 Registration Statement for the Double Eagle Parent, Inc. 2016 Omnibus Equity Incentive Plan (the “Double Eagle Plan”). The number of shares registered in that filing was 1,500,000. Under this plan, the Company issued replacement awards consisting of stock options and RSUs. No further awards can be issued under the Double Eagle Plan.

Our equity compensation plans consist of the 2018 Equity Incentive Plan, the 2016 Employee Stock Purchase Plan, the 2014 Equity Incentive Plan, the 2010 Equity Incentive Plan, and the 2016 Omnibus Equity Incentive Plan, which were approved by our shareholders. We do not have any equity compensation plans or arrangements that have not been approved by our shareholders.

Stock Ownership Table

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 10, 2023, unless otherwise noted below, for the following:

•	each person or entity known to own beneficially more than 5% of our outstanding common stock as of the date indicated in the corresponding footnote;
•	each member of our Board and each of our named executive officers; and
•	all members of our Board and our executive officers as a group.

Applicable percentage ownership is based on 103,640,923 shares of our common stock outstanding as of April 10, 2023, unless otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. None of the people or entities listed below has any stock options currently exercisable or exercisable within 60 days of April 10, 2023. Unless otherwise indicated, the address for each listed stockholder is c/o Syneos Health, Inc., 1030 Sync Street, Morrisville, North Carolina 27560. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	PERCENT OF COMMON STOCK OUTSTANDING

5% Stockholder:

BlackRock, Inc. (1)	11,030,086	10.6%

The Vanguard Group (2)	10,346,287	9.9%

Wellington Management Group LLP (3)	9,880,341	9.5%

Named Executive Officers and Directors:

Michelle Keefe (4)	39,497	*

Alistair Macdonald	167,593	*

Jason Meggs	40,916	*

Michael Brooks (5) (6)	19,658	*

Christian Tucat	10,322	*

Jonathan Olefson	14,368	*

Barbara W. Bodem (7)	3,522	*

Bernadette M. Connaughton (7)	9,915	*

John M. Dineen (7)	22,629	*

William Klitgaard	—	*

Kenneth F. Meyers (7)	20,147	*

Matthew E. Monaghan (7)	19,777	*

David S. Wilkes, M.D. (7)	4,973	*

Alfonso G. Zulueta (7)	3,493	*

All board of director members and executive officers as a group (13 individuals) (8)	177,188	*

*	less than 1%

(1)

As reported on a Schedule 13G/A filed on January 23, 2023, BlackRock, Inc. reported sole voting power over 10,694,544 shares and sole dispositive power over 11,030,086 shares. The address of BlackRock, Inc. is 55 East 52nd Street New York, NY 10055.

(2)

As reported on a Schedule 13G/A filed on January 10, 2023, The Vanguard Group reported shared voting power over 96,524 shares, sole dispositive power over 10,145,901 shares, and shared dispositive power over 200,386 shares. The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.

(3)

As reported on a Schedule 13G/A filed on February 6, 2023, Wellington Management Group LLP, Wellington Group Holdings LLP, and Wellington Investment Advisors Holdings LLP reported shared voting power over 9,032,484 shares and shared dispositive power over 9,880,341 shares. Wellington Management Company LLP reported shared voting power over 8,578,828 shares and shared dispositive power over 8,998,805 shares. The address of Wellington Management Group LLP, Wellington Group Holdings LLP, Wellington Investment Advisors Holdings LLP and Wellington Management Company LLP is c/o Wellington Management Company LLP, 280 Congress Street, Boston, MA 02210.

(4)	Includes 8,859 restricted stock units vesting within 60 days of April 10, 2023.
(5)	Includes 3,410 shares owned by Mr. Brooks’ spouse.
(6)	Includes 4,593 restricted stock units vesting within 60 days of April 10, 2023.
(7)	Includes 2,839 restricted stock units vesting within 60 days of April 10, 2023.
(8)	Includes 35,049 restricted stock units vesting within 60 days of April 10, 2023 and 703 stock options currently exercisable or exercisable within 60 days of April 10, 2023.

Item 13. Certain Relationships and Related Transactions and Director Independence.

Certain Relationships and Related Person Transactions

Set forth below is a description of certain relationships and related person transactions between us or our subsidiaries on the one hand, and any of our directors, executive officers and holders of more than 5% of our voting securities on the other hand. We believe that all of the following transactions were entered into with terms as favorable as could have been obtained from unaffiliated third parties.

2022 Transactions with Related Persons

Maria Fotiu, who is the spouse of Michael Brooks, the Company’s Chief Operating Officer, is also an employee of the Company and therefore is considered a related person under the Company’s Related Person Transaction Policy and rules of the SEC. Between January 1, 2022 and December 31, 2022, we paid Ms. Fotiu a total of $380,948 in cash compensation, granted Ms. Fotiu restricted stock unit awards with an aggregate grant date fair value of $292,706, and provided Ms. Fotiu with benefits valued at $11,990.

Indemnification Agreements

We have entered into indemnification agreements with each of our non-employee directors. These agreements, among other things, require us to indemnify each director to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director.

Policies for Approval of Related Person Transactions

We have adopted a written Related Person Transaction Policy to comply with Section 404 of the Exchange Act. For the purposes of our policy, a “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships since the beginning of the Company’s last fiscal year) in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $120,000, and in which a director, director nominee, executive officer, record or beneficial owner of 5% or more of our common stock, or any immediate family member of any such person (any such person, a “Related Person”) has a direct or indirect material interest.

The Company reviews all known transactions, arrangements and relationships in which the Company and a Related Person are participants to determine whether such transactions, arrangements and relationships constitute Related Person Transactions. The Company’s Office of General Counsel and Finance Department are primarily responsible for developing and implementing processes and procedures to obtain information regarding Related Persons with respect to potential Related Person Transactions and then determining, based on the facts and circumstances, whether such potential Related Person Transactions do, in fact, constitute Related Person Transactions requiring compliance with this policy.

As set forth in the Related Person Transaction Policy, in the course of its review and approval or ratification of a Related Person Transaction, the Audit Committee will consider:

•	the position with or relationship of the Related Person to us;
•	if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party;
•	whether the transaction is in the ordinary course of the Company’s business;
•	the potential effect of the transaction on the Company’s business and operations and the extent of the Related Person’s interest in the transaction; and
•	the conflicts of interest and corporate opportunity provisions of the Company’s Code of Business Conduct and Ethics.

Any member of the Audit Committee who is a Related Person with respect to a transaction under review will not be permitted to participate in the discussions or approval or ratification of the transaction. However, such member of the Audit Committee will provide all material information concerning the transaction to the Audit Committee.

Independence of Directors

Our Board has undertaken a review of the independence of our directors and has affirmatively determined that Mses. Bodem and Connaughton, Messrs. Dineen, Klitgaard, Meyers, Monaghan and Zulueta, and Dr. Wilkes are independent within the meaning of the Nasdaq Stock Market (“Nasdaq”) rules. While they served on our Board, former directors Todd Abbrecht and Linda Harty were also determined to be independent within the meaning of the Nasdaq rules. In addition, the Board has determined that Mses. Bodem and Connaughton and Messrs. Klitgaard and Monaghan meet the additional independence standards for audit committee members imposed by SEC regulations and the Nasdaq rules, and that Ms. Connaughton, Messrs. Meyers and Zulueta and Dr. Wilkes meet the additional standards for independence for compensation committee members imposed by the Nasdaq rules.

In order to promote open discussion among independent directors, our Board has a policy of regularly conducting executive sessions of independent directors at scheduled meetings and at such other times requested by an independent director.

Item 14. Principal Accountant Fees and Services.

Summary of Fees

The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages an independent registered public accounting firm, the Audit Committee pre-approves the engagement terms and fees and may also pre-approve detailed types of audit-related and permitted tax services, subject to certain dollar limits, to be performed during the year. All other permitted non-audit services are required to be pre-approved by the Audit Committee on an engagement-by-engagement basis.

The following table summarizes the aggregate fees for professional services rendered to us by Deloitte & Touche LPP, located in Raleigh, North Carolina (PCAOB ID No. 34) in fiscal years 2021 and 2022:

	2021	2022

Audit fees	$5,478,615	$5,391,482

Audit-related fees	—	—

Tax fees	1,300,347	1,275,432

All other fees	5,685	5,685

Total	$6,784,647	$6,672,599

Audit Fees

The audit fees represent the annual fees approved by the Audit Committee in connection with the annual audit of our financial statements, for the reviews of our financial statements included in our financial reports including, but not limited to, our Annual Report on Form 10-K, and for other services normally provided in connection with statutory and regulatory filings. The audit fees paid to our principal accountant were $5,478,615 and $5,391,482 for the years ended December 31, 2021 and 2022, respectively. The decrease in 2022 was primarily related to secondary offerings which occurred in 2021 that did not reoccur in 2022.

Audit-Related Fees

The audit-related fees generally represent fees for assurance and related services during applicable periods. For the years ended December 31, 2021 and 2022, we did not incur any audit-related fees.

Tax Fees

The aggregate tax fees billed to us by our principal accountant were $1,300,347 and $1,275,432 for the years ended December 31, 2021 and 2022, respectively.

All Other Fees

The aggregate of all other fees billed to us by our principal accountant for the years ended December 31, 2021 and 2022 were $5,685 for both years and were exclusively related to the annual subscription fee for Deloitte & Touche LPP’s technical accounting research tool.

Table of Contents

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits.

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

Table of Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Syneos Health, Inc.
By:	/s/ Michelle Keefe
	Name:	Michelle Keefe
	Title:	Chief Executive Officer (Principal Executive Officer) and Director
	Date:	April 28, 2023