Form 10-Q
period 2023-03-31
Syneos Health, Inc.
filed 2023-05-10
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 2, 2023, there were approximately 103,647,164 shares of the registrant’s Class A common stock outstanding.

SYNEOS HEALTH, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per share data)
Revenue	$1,356,800	$1,336,253

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,088,549	1,044,432
Selling, general, and administrative expenses	161,517	140,166
Restructuring and other costs	84,687	15,557
Depreciation	23,173	20,579
Amortization	38,414	41,623
Total operating expenses	1,396,340	1,262,357
(Loss) income from operations	(39,540)	73,896

Total other expense, net:
Interest income	(528)	(3)
Interest expense	26,787	15,765
Other expense, net	9,363	4,642
Total other expense, net	35,622	20,404
(Loss) income before provision for income taxes	(75,162)	53,492
Income tax (benefit) expense	(3,013)	7,316
Net (loss) income	$(72,149)	$46,176

(Loss) earnings per share:
Basic	$(0.70)	$0.45
Diluted	$(0.70)	$0.44
Weighted average common shares outstanding:
Basic	103,326	103,665
Diluted	103,326	104,410

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net (loss) income	$(72,149)	$46,176
Unrealized (loss) gain on derivative instruments, net of income tax (benefit) expense of $(3,118) and $3,420, respectively	(9,439)	9,640
Foreign currency translation adjustments, net of income tax benefit of $(9) and $(2,711), respectively	18,589	(17,386)
Comprehensive (loss) income	$(62,999)	$38,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2023	December 31, 2022
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$111,055	$112,004
Accounts receivable and unbilled services, net	1,650,903	1,645,162
Prepaid expenses and other current assets	184,320	186,770
Total current assets	1,946,278	1,943,936
Property and equipment, net	245,672	264,295
Operating lease right-of-use assets	110,947	172,794
Goodwill	4,907,070	4,897,518
Intangible assets, net	644,843	680,863
Deferred income tax assets	48,183	50,677
Other long-term assets	195,783	189,135
Total assets	$8,098,776	$8,199,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$145,967	$118,621
Accrued expenses	618,091	614,200
Deferred revenue	859,381	923,875
Current portion of operating lease obligations	42,718	43,984
Current portion of finance lease obligations	21,743	24,011
Total current liabilities	1,687,900	1,724,691
Long-term debt	2,611,580	2,611,166
Operating lease long-term obligations	165,554	175,568
Finance lease long-term obligations	38,421	44,124
Deferred income tax liabilities	74,903	92,155
Other long-term liabilities	65,947	56,513
Total liabilities	4,644,305	4,704,217

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value; 600,000 shares authorized, 103,641 and 102,911 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	1,036	1,029
Additional paid-in capital	3,482,614	3,460,152
Accumulated other comprehensive loss, net of taxes	(124,724)	(133,874)
Retained earnings	95,545	167,694
Total shareholders’ equity	3,454,471	3,495,001
Total liabilities and shareholders’ equity	$8,098,776	$8,199,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(72,149)	$46,176
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	61,587	62,202
Share-based compensation	18,692	17,333
Provision for (recovery from) doubtful accounts	374	(108)
(Benefit from) provision for deferred income taxes	(12,052)	1,000
Foreign currency transaction adjustments	4,898	434
Other non-cash items	17,748	(1,945)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, unbilled services, and deferred revenue	(66,855)	(49,905)
Accounts payable and accrued expenses	33,825	39,650
Operating lease assets and liabilities	51,085	(1,752)
Other assets and liabilities	(6,729)	(42,198)
Net cash provided by operating activities	30,424	70,887
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	—	(1,727)
Purchases of property and equipment	(27,509)	(23,474)
Investments in unconsolidated affiliates	(113)	(296)
Net cash used in investing activities	(27,622)	(25,497)
Cash flows from financing activities:
Proceeds from revolving line of credit	55,000	130,000
Repayments of revolving line of credit	(55,000)	—
Payments of finance leases	(3,671)	(2,193)
Payments for repurchases of Class A common stock	—	(149,961)
Proceeds from exercises of stock options	11,962	11,483
Payments related to tax withholdings for share-based compensation	(8,092)	(25,901)
Net cash provided by (used in) financing activities	199	(36,572)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,950)	3,858
Net change in cash, cash equivalents, and restricted cash	(949)	12,676
Cash, cash equivalents, and restricted cash - beginning of period	112,004	106,475
Cash, cash equivalents, and restricted cash - end of period	$111,055	$119,151

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Shareholders’ equity, beginning balance	$3,495,001	$3,412,555

Class A common stock:
Beginning balance	1,029	1,038
Repurchases of Class A common stock	—	(19)
Issuances of Class A common stock	7	7
Ending balance	1,036	1,026

Additional paid-in capital:
Beginning balance	3,460,152	3,474,088
Repurchases of Class A common stock	—	(64,092)
Issuances of Class A common stock	3,770	(16,805)
Share-based compensation	18,692	17,333
Ending balance	3,482,614	3,410,524

Accumulated other comprehensive loss:
Beginning balance	(133,874)	(49,618)
Unrealized (loss) gain on derivative instruments, net of taxes	(9,439)	9,640
Foreign currency translation adjustment, net of taxes	18,589	(17,386)
Ending balance	(124,724)	(57,364)

Retained earnings (accumulated deficit):
Beginning balance	167,694	(12,953)
Repurchases of Class A common stock	—	(85,850)
Net (loss) income	(72,149)	46,176
Ending balance	95,545	(52,627)

Shareholders’ equity, ending balance	$3,454,471	$3,301,559

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

The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), filed with the Securities and Exchange Commission on February 16, 2023. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future period. The unaudited condensed consolidated balance sheet as of December 31, 2022 is derived from the amounts in the audited consolidated balance sheet included in the 2022 Form 10-K.

2. Financial Statement Details

Cash, Cash Equivalents, and Restricted Cash

Certain of the Company’s subsidiaries participate in a notional cash pooling arrangement to manage global liquidity requirements. As part of a master netting arrangement, the participants combine their cash balances in pooling accounts at the same financial institution with the ability to offset bank overdrafts of one participant against positive cash account balances held by another participant. Under the terms of the master netting arrangement, the financial institution has the right, ability, and intent to offset a positive balance in one account against an overdrawn amount in another account. Amounts in each of the accounts are unencumbered and unrestricted with respect to use. As such, the net cash balance related to this pooling arrangement is included in cash, cash equivalents, and restricted cash in the accompanying condensed consolidated balance sheets.

The Company’s net cash pool position consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Gross cash position	$526,949	$283,337
Less: cash borrowings	(526,520)	(283,029)
Net cash position	$429	$308

Accounts Receivable and Unbilled Services, net

Accounts receivable and unbilled services (including contract assets), net of allowance for doubtful accounts, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts receivable billed	$879,249	$898,839
Accounts receivable unbilled	254,274	227,210
Contract assets	529,427	531,234
Less: Allowance for doubtful accounts	(12,047)	(12,121)
Accounts receivable and unbilled services, net	$1,650,903	$1,645,162

Accounts Receivable Factoring Arrangement

The Company has an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, at its option, without recourse, to an unrelated third-party financial institution for cash. For the three months ended March 31, 2023 and 2022, the Company factored $20.4 million and $34.1 million, respectively, of trade accounts receivable on a non-recourse basis and received $20.2 million and $34.0 million, respectively, in cash proceeds from the sale. The fees associated with these transactions were insignificant.

Goodwill

The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2023 were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (a)	Total
Balance as of December 31, 2022	$3,405,877	$1,491,641	$4,897,518
Impact of foreign currency translation	8,165	1,387	9,552
Balance as of March 31, 2023	$3,414,042	$1,493,028	$4,907,070

(a) No impairment of goodwill was recorded for the three months ended March 31, 2023.

Accumulated Other Comprehensive Loss, Net of Taxes

Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Accumulated other comprehensive loss, net of taxes beginning balance	$(133,874)	$(49,618)

Derivative instruments:
Beginning balance	5,610	(2,621)
Other comprehensive (loss) income before reclassifications	(1,779)	8,612
Reclassification adjustments	(7,660)	1,028
Ending balance	(3,829)	7,019

Foreign currency translation:
Beginning balance	(139,484)	(46,997)
Other comprehensive income (loss) before reclassifications	18,589	(17,386)
Ending balance	(120,895)	(64,383)

Accumulated other comprehensive loss, net of taxes ending balance	$(124,724)	$(57,364)

Changes in accumulated other comprehensive loss consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Unrealized (loss) gain on derivative instruments:
Unrealized (loss) gain during period, before taxes	$(2,366)	$11,667
Income tax (benefit) expense	(587)	3,055
Unrealized (loss) gain during period, net of taxes	(1,779)	8,612
Reclassification adjustment, before taxes	(10,191)	1,393
Income tax (benefit) expense	(2,531)	365
Reclassification adjustment, net of taxes	(7,660)	1,028
Total unrealized (loss) gain on derivative instruments, net of taxes	(9,439)	9,640

Foreign currency translation adjustment:
Foreign currency translation adjustment, before taxes	18,580	(20,097)
Income tax benefit	(9)	(2,711)
Foreign currency translation adjustment, net of taxes	18,589	(17,386)

Total other comprehensive income (loss), net of taxes	$9,150	$(7,746)

Other Expense, Net

Other expense, net consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Net realized foreign currency loss	$2,652	$2,456
Net unrealized foreign currency loss	4,898	434
Equity investment loss	550	—
Other, net	1,263	1,752
Total other expense, net	$9,363	$4,642

3. Long-Term Debt Obligations

The Company’s debt obligations consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Secured Debt
Term A Facility due November 2027	$1,350,000	$1,350,000
Revolver due November 2027	120,993	120,993
Accounts receivable financing agreement due October 2025	550,000	550,000
Total secured debt	2,020,993	2,020,993
Unsecured Debt
Senior notes due January 2029 (the “Notes”)	600,000	600,000
Total debt obligations	2,620,993	2,620,993
Less: Term loan original issuance discount	(3,157)	(3,322)
Less: Unamortized deferred issuance costs	(6,256)	(6,505)
Total long-term debt	$2,611,580	$2,611,166

Credit Agreement

The Company is party to an Amended & Restated Credit Agreement (“A&R Credit Agreement”) that matures in November 2027 and includes a $1.35 billion term loan A facility (“Term A Facility”) and a $1.00 billion revolving credit facility (the “Revolver”). As of March 31, 2023, the interest rate on the Term A Facility was 6.16%.

Revolver and Letters of Credit

The Revolver includes letters of credit (“LOCs”) with a sublimit of $150.0 million. As of March 31, 2023, there were $121.0 million of outstanding borrowings under the Revolver and $14.2 million of LOCs outstanding, leaving $864.8 million of available borrowings under the Revolver, including $135.8 million available for LOCs. As of March 31, 2023, the interest rate on the Revolver was 6.15%.

The Notes

The Notes bear interest at a rate of 3.625% per annum, payable semi-annually in arrears that began on July 15, 2021, and will mature on January 15, 2029.

Accounts Receivable Financing Agreement

The Company has an accounts receivable financing agreement (the “Receivables Financing Agreement”) with a termination date of October 2025, unless terminated earlier pursuant to its terms. As of March 31, 2023, the Company had $550.0 million of outstanding borrowings under this agreement, which were recorded in long-term debt on the accompanying condensed consolidated balance sheet. There was no remaining borrowing capacity available under this agreement as of March 31, 2023. As of March 31, 2023, the interest rate on the accounts receivable financing agreement was 5.81%.

Maturities of Debt Obligations

As of March 31, 2023, the contractual maturities of the Company’s debt obligations (excluding finance leases) were as follows (in thousands):

Principal
Remainder of 2023	$—
2024	33,750
2025	617,500
2026	67,500
2027	1,302,243
2028 and thereafter	600,000
Less: Term loan original issuance discount	(3,157)
Less: Unamortized deferred issuance costs	(6,256)
Total	$2,611,580

4. Derivatives

Interest Rate Swaps

The Company has entered into various interest rate swaps to mitigate its exposure to changes in interest rates on its variable rate debt. In March 2020, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $549.2 million that increased to $1.42 billion on June 30, 2021, an effective date of March 31, 2020, and expired on March 31, 2023.

In March 2023, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $650.0 million, an effective date of March 31, 2023, and will expire on March 31, 2026.

Fair Values

The fair values of the Company’s derivative financial instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	March 31, 2023	December 31, 2022
Interest rate swaps - current	Prepaid expenses and other current assets	$5,082	$10,073
Fair value of derivative assets		$5,082	$10,073

Interest rate swaps - non-current	Other long-term liabilities	$7,567	$—
Fair value of derivative liabilities		$7,567	$—

5. Fair Value Measurements

Assets and Liabilities Carried at Fair Value

As of March 31, 2023 and December 31, 2022, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, contingent obligations, liabilities under the accounts receivable financing agreement, and derivative instruments.

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

Financial Instruments Subject to Recurring Fair Value Measurements

As of March 31, 2023, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$21,895	$—	$—	$—	$21,895
Partnership interests (b)	—	—	—	14,930	14,930
Derivative instruments (c)	—	5,082	—	—	5,082
Total assets	$21,895	$5,082	$—	$14,930	$41,907

Liabilities:
Derivative instruments (c)	$—	$7,567	$—	$—	$7,567
Contingent obligations related to acquisitions (d)	—	—	16,100	—	16,100
Total liabilities	$—	$7,567	$16,100	$—	$23,667

As of December 31, 2022, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$20,465	$—	$—	$—	$20,465
Partnership interests (b)	—	—	—	15,367	15,367
Derivative instruments (c)	—	10,073	—	—	10,073
Total assets	$20,465	$10,073	$—	$15,367	$45,905

Liabilities:
Contingent obligations related to acquisitions (d)	—	—	16,100	—	16,100
Total liabilities	$—	$—	$16,100	$—	$16,100

(a) Represents the fair value of investments in mutual funds based on quoted market prices that are used to fund the liability associated with the Company’s deferred compensation plan.

(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of March 31, 2023, the Company’s remaining unfunded commitment in the private equity funds was $6.9 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds’ operating and finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

(c) Represents the fair value of interest rate swap arrangements (see “Note 4 – Derivatives” for further information).

(d) Represents the fair value of contingent consideration obligations related to acquisitions. The fair values of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.

The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the three months ended March 31, 2023 (in thousands):

Balance as of December 31, 2022	$16,100
Additions	—
Changes in fair value recognized in earnings	—
Payments	—
Balance as of March 31, 2023	$16,100

During the three months ended March 31, 2023, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements

Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of March 31, 2023 and December 31, 2022, assets carried on the accompanying condensed consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.56 billion and $5.59 billion, respectively.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The estimated fair values of the Term A Facility and the Notes are determined based on the price that the Company would have had to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s Term A Facility and the Notes were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term A Facility due November 2027	$1,346,843	$1,329,750	$1,346,678	$1,329,750
Senior notes due January 2029	600,000	501,000	600,000	484,500

(a) The carrying value of the Term A Facility is shown net of original issue discounts.

6. Restructuring and Other Costs

During the three months ended March 31, 2023 and 2022, the Company incurred employee severance and benefit costs, leased facility closure and related costs, and other costs related to its restructuring activities. The costs incurred during the current year were primarily related to the Company's real estate optimization initiative to close or reduce office space that is no longer being utilized. This includes $54.7 million of accelerated amortization of operating lease right-of-use assets and $18.0 million of accelerated depreciation of property and equipment, both of which are non-cash expenses. The costs incurred during the prior year were primarily related to the Company’s margin enhancement initiatives and specific actions focused on streamlining the operations of its Clinical Solutions segment to optimize efficiency and enhance the delivery of customer projects. The Company expects to continue to incur costs related to its business transformation initiatives, including the potential outsourcing of certain administrative functions, during the remainder of 2023 and beyond as the Company continues the ongoing evaluations of its global workforce and facilities infrastructure needs to improve customer engagement, increase innovation, and achieve operating efficiencies.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Employee severance and benefit costs	$10,180	$14,820
Leased facility closure and related costs	74,313	(319)
Other costs	194	1,056
Total restructuring and other costs	$84,687	$15,557

Accrued Restructuring Liabilities

The following table summarizes activity related to employee severance and benefit costs within accrued restructuring liabilities for the three months ended March 31, 2023 (in thousands):

Balance as of December 31, 2022	$12,804
Expenses incurred (a)	10,180
Payments	(10,002)
Balance as of March 31, 2023	$12,982

(a) The amount of expenses incurred for the three months ended March 31, 2023 excludes $0.2 million of other costs that were paid through accounts payable and $74.3 million of leased facility closure and related costs that are primarily reflected as reductions of operating lease right-of-use assets and property and equipment, net on the accompanying condensed consolidated balance sheet.

The Company expects the employee severance and benefit costs accrued as of March 31, 2023 will be paid within the next twelve months and are included within accrued expenses on the accompanying condensed consolidated balance sheet.

7. Shareholders’ Equity

Shares Outstanding

Shares of Class A common stock outstanding were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Class A common stock shares, beginning balance	102,911	103,764
Repurchases of Class A common stock	—	(1,929)
Issuances of Class A common stock	730	723
Class A common stock shares, ending balance	103,641	102,558

Stock Repurchase Programs

On May 25, 2022, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to an aggregate of $350.0 million of the Company’s Class A common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions through December 31, 2024 (the “2022 Stock Repurchase Program”). The 2022 Stock Repurchase Program replaced a prior repurchase program approved on November 17, 2020, that took effect on January 1, 2021.

The 2022 Stock Repurchase Program does not obligate the Company to repurchase any particular amount of the Company’s Class A common stock, and may be modified, extended, suspended, or discontinued at any time. The timing and amount of repurchases will be determined by the Company’s management based on a variety of factors such as the market price of the Company’s Class A common stock, the Company’s corporate cash requirements, and overall market conditions. The 2022 Stock Repurchase Program is subject to applicable legal requirements, including federal and state securities laws and applicable Nasdaq rules. The Company may also repurchase shares of its Class A common stock pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, which would permit shares of the Company’s Class A common stock to be repurchased when the Company might otherwise be precluded from doing so by law.

During the three months ended March 31, 2023, there were no repurchases under the 2022 Stock Repurchase Program. As of March 31, 2023, the Company had remaining authorization to repurchase up to $350.0 million of shares of its Class A common stock under the 2022 Stock Repurchase Program.

8. (Loss) Earnings Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net (loss) income	$(72,149)	$46,176
Denominator:
Basic weighted average common shares outstanding	103,326	103,665
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	—	745
Diluted weighted average common shares outstanding	103,326	104,410
(Loss) earnings per share:
Basic	$(0.70)	$0.45
Diluted	$(0.70)	$0.44

Potential common shares outstanding that are considered anti-dilutive are excluded from the computation of diluted (loss) earnings per share. Potential common shares related to stock options and other awards under share-based compensation programs may be determined to be anti-dilutive based on the application of the treasury stock method. Potential common shares are also considered anti-dilutive in periods when the Company incurs a net loss.

The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted (loss) earnings per share, weighted for the portion of the period they were outstanding, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Anti-dilutive stock options and other awards	1,311	165
Anti-dilutive stock options and other awards under share-based compensation programs excluded based on reporting a net loss for the period	438	—
Total Class A common stock equivalents excluded from diluted (loss) earnings per share	1,749	165

9. Income Taxes

Income Tax (Benefit) Expense

For the three months ended March 31, 2023, the Company recorded an income tax benefit of $3.0 million on a pre-tax loss of $75.2 million. Income tax benefit for the three months ended March 31, 2023 included discrete tax expense of $5.6 million, primarily related to tax shortfalls from share-based compensation. The effective tax rate for the three months ended March 31, 2023, excluding discrete items, varied from the United States (“U.S.”) federal statutory income tax rate of 21.0% primarily due to foreign tax credits, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and research and development credits.

For the three months ended March 31, 2022, the Company recorded income tax expense of $7.3 million on pre-tax income of $53.5 million. Income tax expense for the three months ended March 31, 2022 included a discrete tax benefit of $6.1 million, primarily related to excess tax benefits from share-based compensation. The effective tax rate for the three months ended March 31, 2022, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the GILTI provisions, state and local taxes on U.S. income, and research and development credits.

Unrecognized Tax Benefits

The Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $19.4 million and $16.8 million as of March 31, 2023 and December 31, 2022, respectively. The increase of $2.6 million was primarily due to new positions related to prior years. The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $3.4 million within the next 12 months as a result of lapses in statutes of limitations.

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

10. Revenue from Contracts with Customers

Unsatisfied Performance Obligations

As of March 31, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASC Topic 606, Revenue from Contracts with Customers and all the related amendments was $5.68 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and, as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control.

Timing of Billing and Performance

During the three months ended March 31, 2023, the Company recognized approximately $382.6 million of revenue that was included in the deferred revenue balance at the beginning of the respective period. During the three months ended March 31, 2023, there were reductions of approximately $19.6 million in the Company’s revenue recognized related to performance obligations partially satisfied in previous periods. The gross and net amounts of revenue recognized solely from changes in estimates were not material.

11. Segment Information

The Company is managed through two reportable segments: Clinical Solutions and Commercial Solutions. Each reportable segment consists of multiple service offerings that, when combined, create a leading fully integrated biopharmaceutical solutions organization built to accelerate customer success. The Company translates unique clinical, medical affairs and commercial insights into outcomes to address modern market realities. Clinical Solutions offers comprehensive global services for the development of diagnostics, drugs, biologics, devices, and digital therapeutics that span Phase I to IV of clinical development. The segment is organized around clinical pharmacology and bioanalytical services, workforce deployment, full-service clinical studies, real world evidence, and consulting. This segment offers individual services including regulatory consulting, project management, protocol development, investigational site recruitment, clinical monitoring, technology-enabled patient recruitment and engagement, clinical home health services, clinical trial diversity, biometrics, and regulatory affairs; all across a comprehensive range of therapeutic areas. Commercial Solutions provides the pharmaceutical, biotechnology, and healthcare industries with commercialization services, including deployment solutions, communications solutions (public relations, advertising, and medical communications), and consulting services.

The Company’s Chief Operating Decision Maker (the “CODM”) reviews segment performance and allocates resources based upon segment revenue and (loss) income from operations. Inter-segment revenue is eliminated from the segment reporting provided to the CODM and is not included in the segment revenue presented in the table below. Certain costs are not allocated to the Company’s reportable segments and are reported as general corporate expenses. These costs primarily consist of share-based compensation, general operating expenses associated with the Board and the Company’s senior leadership, finance, investor relations, and internal audit functions, and transaction, integration-related, and other expenses. The Company does not allocate depreciation, amortization, asset impairment charges, or restructuring and other costs to its segments. Additionally, the CODM reviews the Company’s assets on a consolidated basis and does not allocate assets to its reportable segments for purposes of assessing segment performance or allocating resources.

Information about reportable segment operating results was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue:
Clinical Solutions	$1,013,665	$1,018,370
Commercial Solutions	343,135	317,883
Total revenue	1,356,800	1,336,253
Segment direct costs:
Clinical Solutions	787,388	774,668
Commercial Solutions	290,639	260,965
Total segment direct costs	1,078,027	1,035,633
Segment selling, general, and administrative expenses:
Clinical Solutions	87,561	89,902
Commercial Solutions	22,124	21,735
Total segment selling, general, and administrative expenses	109,685	111,637
Segment operating income:
Clinical Solutions	138,716	153,800
Commercial Solutions	30,372	35,183
Total segment operating income	169,088	188,983
Direct costs and operating expenses not allocated to segments:
Share-based compensation included in direct costs	10,522	8,799
Share-based compensation included in selling, general, and administrative expenses	8,170	8,534
Corporate selling, general, and administrative expenses	43,662	19,995
Restructuring and other costs	84,687	15,557
Depreciation and amortization	61,587	62,202
Total (loss) income from operations	$(39,540)	$73,896

12. Operations by Geographic Location

The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Three Months Ended March 31,
	2023	2022
Revenue:
North America (a)	$834,785	$781,654
Europe, Middle East, and Africa	320,999	355,593
Asia-Pacific	164,987	160,803
Latin America	36,029	38,203
Total revenue	$1,356,800	$1,336,253

(a) Revenue for the North America region includes revenue attributable to the U.S. of $785.8 million and $736.4 million, or 57.9% and 55.1% of total revenue, for the three months ended March 31, 2023 and 2022, respectively. No other country represented more than 10% of total revenue for any period.

The following table summarizes long-lived assets by geographic area (in thousands, all intercompany transactions have been eliminated):

	March 31, 2023	December 31, 2022
Property and equipment, net:
North America (a)	$192,992	$202,645
Europe, Middle East, and Africa	30,303	33,827
Asia-Pacific	17,454	21,360
Latin America	4,923	6,463
Total property and equipment, net	$245,672	$264,295

(a) Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $186.4 million and $196.4 million as of March 31, 2023 and December 31, 2022, respectively.

13. Concentration of Credit Risk

Financial assets that subject the Company to credit risk primarily consist of cash and cash equivalents, accounts receivable, and unbilled services (including contract assets). The Company’s cash and cash equivalents consist principally of cash and are maintained at several financial institutions with reputable credit ratings. The Company's deposits at certain of these institutions exceed insured limits. The Company maintains cash depository accounts with several financial institutions worldwide and is exposed to credit risk related to the potential inability to access liquidity in financial institutions where its cash and cash equivalents are concentrated. In the event of failure of any of the financial institutions where the Company maintains its cash and cash equivalents, there can be no assurance that the Company will be able to access uninsured funds in a timely manner or at all. The Company has not historically incurred any losses with respect to these balances and believes that it bears minimal credit risk.

As of March 31, 2023 and December 31, 2022, substantially all of the Company’s cash and cash equivalents were held within the U.S.

No single customer accounted for greater than 10% of the Company’s revenue for the three months ended March 31, 2023 and 2022.

As of March 31, 2023 and December 31, 2022, no single customer accounted for greater than 10% of the Company’s accounts receivable and unbilled services (including contract assets) balances.

14. Related-Party Transactions

For the three months ended March 31, 2023, the Company had combined revenue of $2.3 million from four customers whose board of directors each included a member who was also a member of the Company’s Board. As of March 31, 2023, the Company had combined receivables of $2.4 million from four customers whose board of directors included a member who was also a member of the Company’s Board.

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

15. Commitments and Contingencies

Legal Proceedings

In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, other than Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.) (the “Vaitkuvienë action”), if decided adversely, is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows. There have been no updates from the description of the Vaitkuvienë action included in “Note 17 – Commitments and Contingencies” to the consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” in the 2022 Form 10-K.

16. Subsequent Event

On May 10, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Parent, Inc., an affiliated entity of Elliott Investment Management, Patient Square Capital and Veritas Capital (“Parent”), and Star Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, at closing (the “Effective Time”), Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. At closing, each share of Class A common stock of the Company issued and outstanding immediately prior to the Effective Time will be cancelled and extinguished and, except for limited exceptions, automatically converted into the right to receive $43.00 in cash (the “Merger Consideration”).

The Board has unanimously approved the Merger Agreement and directed that the Merger Agreement be submitted to the stockholders of the Company for their adoption. The closing of the Merger is subject to customary closing conditions as described in the Company’s Current Report on Form 8-K filed on May 10, 2023, including adoption of the Merger Agreement by the Company’s stockholders and receipt of required regulatory approvals. The closing of the Merger is expected to be completed during the second half of 2023.

If the Merger is consummated, the Company’s shares of Class A common stock will no longer trade on the Nasdaq Stock Market LLC and will be deregistered under the Securities Exchange Act of 1934, as amended. As a result, the Company will become a private company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (our “2022 Form 10-K”).

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such, including statements regarding the structure, timing and completion of the proposed Merger (as defined below); any anticipated effects of the announcement, pendency or completion of the proposed Merger on the value of our Class A common stock; ability to obtain any required regulatory approvals in connection with the proposed Merger; expenses related to the proposed Merger and any potential future costs; future financial and operational results, our business strategy, the future impact of macroeconomic trends, such as inflation and increased interest rates, and the ongoing COVID-19 pandemic on our business, financial results, and financial condition, benefits of acquisitions, and planned capital expenditures. Without limiting the foregoing, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “should,” “would,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following: risks related to the proposed Merger, including that the Merger may not be consummated at all or in the anticipated timeframe; the potential for securities class action and derivative lawsuits and other legal or regulatory proceedings in connection with the Merger; restrictions on our business during the pendency of the Merger that could affect our ability to pursue business opportunities or strategic transactions; uncertainties relating to the pendency of the Merger relating to our relationships with our employees and third-party business partners; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope, or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; fluctuations in our operating results and effective income tax rate; risks associated with the ongoing COVID-19 pandemic; concentration of our customers or therapeutic areas; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; the impact of potentially underpricing our contracts, overrunning our cost estimates, or failing to receive approval for or experiencing delays with documentation of change orders; cyber-security and other risks associated with our information systems infrastructure; changes and costs of compliance with regulations related to data privacy; the risks associated with doing business internationally, including risks related to the war in Ukraine; challenges by tax authorities of our intercompany transfer pricing policies; our ability to effectively upgrade our information systems; failure to meet objectives of internal business transformation initiatives and dependence on third parties for outsourcing; our failure to perform our services in accordance with contractual requirements, regulatory standards, and ethical considerations; risks related to the management of clinical trials; the need to hire, develop, and retain key personnel; the impact of unfavorable economic conditions, including the uncertain international economic environment and changes in foreign currency exchange rates; our ability to protect our intellectual property; risks related to our acquisition strategy, including our ability to realize synergies; risks related to stockholder activism; our relationships with customers who are in competition with each other; any failure to realize the full value of our goodwill and intangible assets; our compliance with anti-corruption and anti-bribery laws; our dependence on third parties; potential employment liability; the increasing focus on environmental sustainability and social initiatives and impacts on our operations from climate change; our ability to utilize net operating loss carryforwards and other tax attributes; downgrades of our credit ratings; competition in the biopharmaceutical services industry; outsourcing trends and changes in aggregate spending and research and development budgets; the impact of, including changes in, government regulations and healthcare reform; intense competition faced by our customers from lower cost generic products and other competing products; our ability to keep pace with rapid technological change; the cost of and our ability to service our substantial indebtedness; and other risks related to ownership of our Class A common stock. For a further discussion of the risks relating to our business, refer to Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K.

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

Our operations are divided into two reportable segments, Clinical Solutions and Commercial Solutions. Our Clinical Solutions segment offers comprehensive global services for the development of diagnostics, drugs, biologics, devices, and digital therapeutics that span Phases I to IV of clinical development. Our Commercial Solutions segment provides commercialization services, including deployment solutions, communications services (public relations, advertising, and medical communications), and consulting services. We integrate our clinical and commercial capabilities into customized solutions by sharing knowledge, data, and insights. This collaboration across the development and commercialization continuum facilitates unique insights into patient populations, therapeutic environments, product timelines, and the competitive landscape. For further discussion, refer to “Note 11 – Segment Information” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

In our Clinical Solutions segment, we have experienced lower flow of requests for proposals. In the small to mid-sized (“SMID”) market, requests for proposals have continued to improve over the past six months. For larger pharmaceutical companies, we continue to experience lower flow of requests for proposals. In our Commercial Solutions segment, we have experienced lower flow of requests for proposals from both the SMID market and larger pharmaceutical companies. Additionally, net new business awards, backlog, and revenue have been, and we expect will continue to be affected by the broad effects of the current macroeconomic environment on the global economy and major financial markets, including but not limited to interest rate increases, inflation, and the ongoing COVID-19 pandemic.

We are pursuing business transformation initiatives to improve customer engagement, increase innovation, and achieve operating efficiencies. These initiatives include enhancing customer engagement and infusing innovation and insights throughout our operations, integrating artificial intelligence and predictive analytics to drive faster data insights and patient outcomes, leveraging tools and automation to simplify processes and improve real-time visibility, optimizing our operational footprint, and streamlining the organization and outsourcing where we believe appropriate. We also seek to improve our productivity, flexibility, quality, functionality, and cost savings by investing in the development and implementation of global platforms and integration of our business processes and functions to achieve economies of scale. These various initiatives, in particular Project Velocity, are expected to incur material costs over the medium- to long-term and may not yield their intended improvements, or be completed in a timely manner, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, operating results, and financial condition. For a further discussion of these and other risks relating to our business, refer to Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K.

Proposed Merger

On May 10, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Parent, Inc., an affiliated entity of Elliott Investment Management, Patient Square Capital and Veritas Capital (“Parent”), and Star Merger Sub, Inc., pursuant to which, at closing (the “Effective Time”), the Company will become a wholly owned subsidiary of Parent and each share of Class A common stock of the Company issued and outstanding immediately prior to the Effective Time will be cancelled and extinguished and, except for limited exceptions, be entitled to receive $43.00 in cash (the “Merger”). If the Merger is consummated, our shares of Class A common stock will no longer trade on the Nasdaq Stock Market LLC and will be deregistered under the Securities Exchange Act of 1934, as amended. As a result, we will become a private company. The closing of the Merger is expected to be completed during the second half of 2023.

We have incurred approximately $5.2 million as of March 31, 2023, and will continue to incur significant costs and expenses, including fees for professional services and other transaction costs, in connection with the Merger.

For additional information regarding the terms of the proposed Merger, see “Note 16 – Subsequent Event” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to the Current Report on Form 8-K that we filed with the SEC on May 10, 2023. There is no guarantee that the Merger will be consummated.

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

Our backlog as of March 31 was as follows (in millions):

	2023	2022	Change
Clinical Solutions	$8,977.5	$10,772.3	$(1,794.8)	(16.7)%
Commercial Solutions - Deployment Solutions	855.6	861.8	(6.2)	(0.7)%
Total backlog	$9,833.1	$11,634.1	$(1,801.0)	(15.5)%

We expect approximately $3.31 billion of our backlog as of March 31, 2023 will be recognized as revenue during the remainder of 2023. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.

Net New Business Awards

New business awards, net of cancellations, for the TTM period ended March 31 were as follows (in millions):

	2023	2022
Clinical Solutions	$2,313.3	$4,392.9
Commercial Solutions	1,385.0	1,399.6
Total net new business awards	$3,698.3	$5,792.5

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

We believe that our backlog and net new business awards might not be consistent indicators of future revenue for a variety of reasons, including, but not limited to, changes to the scope of work during the course of projects, including the variable size and duration of projects, and our ability to win repeat business. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, the rate at which our backlog and net new business awards convert into revenue may decrease, and the duration of projects and the period over which related revenue is recognized may lengthen. For more information about risks related to our net new business awards and backlog see Part I, Item 1A,“Risk Factors – Risks Related to Our Business – Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog” and “ – If we do not generate a sufficient number of new business awards, or if new business awards are delayed, terminated, reduced in scope, or fail to go to contract, our business, financial condition, results of operations, or cash flows may be materially adversely affected” in our 2022 Form 10-K.

Results of Operations

The following table sets forth amounts from our condensed consolidated statements of operations along with dollar and percentage changes (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022	Change
Revenue	$1,356,800	$1,336,253	$20,547	1.5%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,088,549	1,044,432	44,117	4.2%
Selling, general, and administrative expenses	161,517	140,166	21,351	15.2%
Restructuring and other costs	84,687	15,557	69,130	444.4%
Depreciation and amortization	61,587	62,202	(615)	(1.0)%
Total operating expenses	1,396,340	1,262,357	133,983	10.6%
(Loss) income from operations	(39,540)	73,896	(113,436)	n/m
Total other expense, net	35,622	20,404	15,218	74.6%
(Loss) income before provision for income taxes	(75,162)	53,492	(128,654)	n/m
Income tax (benefit) expense	(3,013)	7,316	(10,329)	n/m
Net (loss) income	$(72,149)	$46,176	$(118,325)	n/m

Revenue

For the three months ended March 31, 2023, our revenue increased by $20.5 million, or 1.5%, to $1,356.8 million from $1,336.3 million for the three months ended March 31, 2022. This increase was primarily driven by higher reimbursable out-of-pocket expenses, partially offset by negative impacts from fluctuations in foreign currency exchange rates of $11.1 million.

No single customer accounted for greater than 10% of our total consolidated revenue for the three months ended March 31, 2023 or 2022. Revenue from our top five customers accounted for approximately 24% and 23% of revenue for the three months ended March 31, 2023 and 2022, respectively.

Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	% of total	2022	% of total	Change
Clinical Solutions	$1,013,665	74.7%	$1,018,370	76.2%	$(4,705)	(0.5)%
Commercial Solutions	343,135	25.3%	317,883	23.8%	25,252	7.9%
Total revenue	$1,356,800		$1,336,253		$20,547	1.5%

Clinical Solutions

For the three months ended March 31, 2023, revenue attributable to our Clinical Solutions segment decreased compared to the same period in the prior year primarily driven by decreased project start-ups and negative impacts from fluctuations in foreign currency exchange rates of $6.6 million, partially offset by higher reimbursable out-of-pocket expenses.

Commercial Solutions

For the three months ended March 31, 2023, revenue attributable to our Commercial Solutions segment increased compared to the same period in the prior year primarily driven by higher reimbursable out-of-pocket expenses, partially offset by negative impacts from fluctuations in foreign currency exchanges rates of $4.5 million.

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

Direct costs were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Direct costs (exclusive of depreciation and amortization)	$1,088,549	$1,044,432	$44,117	4.2%
% of revenue	80.2%	78.2%
Gross margin %	19.8%	21.8%

For the three months ended March 31, 2023, our direct costs increased by $44.1 million, or 4.2%, compared to the three months ended March 31, 2022.

Clinical Solutions

Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Direct costs	$787,388	$774,668	$12,720	1.6%
% of segment revenue	77.7%	76.1%
Segment gross margin %	22.3%	23.9%

For the three months ended March 31, 2023, our Clinical Solutions segment direct costs increased by $12.7 million, or 1.6%, compared to the three months ended March 31, 2022. This increase was primarily driven by higher reimbursable out-of-pocket expenses and personnel costs, partially offset by positive impacts from fluctuations in foreign currency exchange rates.

Gross margins for our Clinical Solutions segment were 22.3% and 23.9% for the three months ended March 31, 2023 and 2022, respectively. Gross margin was lower during the current year period as compared to the same period in the prior year primarily due to increased personnel costs and higher reimbursable out-of-pocket expenses, partially offset by positive impacts from fluctuations in foreign currency exchange rates.

Commercial Solutions

Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Direct costs	$290,639	$260,965	$29,674	11.4%
% of segment revenue	84.7%	82.1%
Segment gross margin %	15.3%	17.9%

For the three months ended March 31, 2023, our Commercial Solutions segment direct costs increased by $29.7 million, or 11.4%, compared to the three months ended March 31, 2022. This increase was primarily driven by higher reimbursable out-of-pocket expenses.

Gross margins for our Commercial Solutions segment were 15.3% and 17.9% for the three months ended March 31, 2023 and 2022, respectively. Gross margin was lower during the current year period as compared to the same period in the prior year primarily due to higher reimbursable out-of-pocket expenses and a less favorable revenue mix, driven by new deployments of field teams.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Selling, general, and administrative expenses	$161,517	$140,166	$21,351	15.2%
% of total revenue	11.9%	10.5%

Selling, general, and administrative expenses for the three months ended March 31, 2023 increased compared to the same period in 2022 primarily due to higher transaction, integration-related, and other expenses related to our business transformation initiatives.

Restructuring and Other Costs

Restructuring and other costs were $84.7 million and $15.6 million for the three months ended March 31, 2023 and 2022, respectively. The costs incurred during the current year were primarily related to our real estate optimization initiative to close or reduce office space that is no longer being utilized. This includes $54.7 million of accelerated amortization of operating lease right-of-use assets and $18.0 million of accelerated depreciation of property and equipment, both of which are non-cash expenses.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Employee severance and benefit costs	$10,180	$14,820
Leased facility closure and related costs	74,313	(319)
Other costs	194	1,056
Total restructuring and other costs	$84,687	$15,557

We expect to continue to incur costs related to our business transformation initiatives, including the potential outsourcing of certain administrative functions during the remainder of 2023 and beyond as we continue the ongoing evaluations of our global workforce and facilities infrastructure needs to improve customer engagement, increase innovation, and achieve operating efficiencies.

Depreciation and Amortization Expense

Total depreciation and amortization expense was $61.6 million and $62.2 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in total depreciation and amortization expense in the current year period compared to the prior year period was primarily due to fully amortized intangible assets from prior acquisitions, partially offset by amortization expense from internal-use software.

Total Other Expense, Net

Total other expense, net consisted of the following (dollars in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Interest income	$(528)	$(3)	$(525)	(17500.0)%
Interest expense	26,787	15,765	11,022	69.9%
Other expense, net	9,363	4,642	4,721	101.7%
Total other expense, net	$35,622	$20,404	$15,218	74.6%

Total other expense, net was $35.6 million and $20.4 million for the three months ended March 31, 2023 and 2022, respectively. The increase in total other expense, net in the current period was driven by an increase in interest expense primarily due to increased interest rates on variable rate debt as compared to the prior year period. Other expense, net primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency and other gains and losses related to investments. Due to higher variable interest rates, we expect to experience higher interest expense during 2023.

Income Tax (Benefit) Expense

For the three months ended March 31, 2023, we recorded an income tax benefit of $3.0 million on a pre-tax loss of $75.2 million. Income tax benefit for the three months ended March 31, 2023 included discrete tax expense of $5.6 million, primarily related to tax shortfalls from share-based compensation. The effective tax rate for the three months ended March 31, 2023, excluding discrete items, varied from the United States (“U.S.”) federal statutory income tax rate of 21.0% primarily due to foreign tax credits, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and research and development credits.

For the three months ended March 31, 2022, we recorded income tax expense of $7.3 million on pre-tax income of $53.5 million. Income tax expense for the three months ended March 31, 2022 included a discrete tax benefit of $6.1 million, primarily related to excess tax benefits from share-based compensation. The effective tax rate for the three months ended March 31, 2022, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to foreign income inclusions such as the GILTI provisions, state and local taxes on U.S. income, and research and development credits.

We currently maintain a valuation allowance against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of March 31, 2023. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources

Key measures of our liquidity were as follows (in thousands):

	March 31, 2023	December 31, 2022
Balance sheet statistics:
Cash and cash equivalents	$110,940	$111,893
Restricted cash	115	111
Working capital (excluding restricted cash)	258,263	219,134

As of March 31, 2023, we had $111.1 million of cash, cash equivalents, and restricted cash. As of March 31, 2023, substantially all of our cash, cash equivalents, and restricted cash was held within the U.S. In addition, we had $864.8 million (net of $14.2 million in outstanding letters of credit (“LOCs”)) available for borrowing under our revolving credit facility (the “Revolver”), of which $135.8 million was available for LOCs.

We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of service offerings, possible acquisitions, integration and restructuring costs, geographic expansion, stock repurchases, working capital, and other general corporate expenses. Cash flow from operations also could be affected by the broad effects of the current macroeconomic environment on the global economy and major financial markets, including but not limited to interest rate increases, inflation, and the ongoing COVID-19 pandemic, as well as various other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, and funds available under the Revolver will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations, and other currently anticipated liquidity requirements for at least the next 12 months.

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

Indebtedness

As of March 31, 2023, we had approximately $2.68 billion of total principal indebtedness (including $60.2 million in finance lease obligations), consisting of a $1.35 billion term loan A facility, $121.0 million under the Revolver, $600.0 million of senior notes, and $550.0 million in borrowings against our accounts receivable financing agreement. During April 2023, we borrowed an additional $20.0 million on the Revolver. See “Note 3 – Long-Term Debt Obligations” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as Part II, Item 7 of our 2022 Form 10-K for additional details regarding our long-term debt arrangements.

Our long-term debt arrangements contain customary restrictive covenants and, as of March 31, 2023, we were in compliance with all applicable debt covenants.

Interest Rates

In March 2023, we entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $650.0 million, an effective date of March 31, 2023, and will expire on March 31, 2026.

We have entered into these interest rate swaps to mitigate our exposure to changes in interest rates on our variable rate debt. As of March 31, 2023, the percentage of our total principal debt (excluding finance leases) that is subject to fixed interest rates was approximately 48%. Each quarter-point increase or decrease in the applicable floating interest rate as of March 31, 2023 would change our annual interest expense by approximately $3.4 million.

Stock Repurchase Program

Our repurchase program authorizes us to repurchase up to an aggregate of $350.0 million of our Class A common stock, par value $0.01 per share, through December 31, 2024 (the “2022 Stock Repurchase Program”). During the three months ended March 31, 2023, there were no repurchases under the 2022 Stock Repurchase Program. As of March 31, 2023, we had remaining authorization to repurchase up to $350.0 million of shares of our Class A common stock under the 2022 Stock Repurchase Program. See “Note 7 – Shareholders’ Equity” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Cash, Cash Equivalents and Restricted Cash

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$30,424	$70,887	$(40,463)
Net cash used in investing activities	(27,622)	(25,497)	(2,125)
Net cash provided by (used in) financing activities	199	(36,572)	36,771

Cash Flows from Operating Activities

Cash flows provided by operating activities decreased by $40.5 million during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to lower cash-related net income, partially offset by positive changes in operating assets and liabilities relative to the prior year period. Fluctuations in accounts receivable, unbilled services (including contract assets), and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers, and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services (including contract assets), and deferred revenue can vary significantly from period to period.

Cash Flows from Investing Activities

For the three months ended March 31, 2023, we used $27.6 million in cash for investing activities, which included $27.5 million for purchases of property and equipment. We continue to closely monitor our capital expenditures while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.

For the three months ended March 31, 2022, we used $25.5 million in cash for investing activities, which included $23.5 million for purchases of property and equipment.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, cash flows provided by financing activities were $0.2 million, which consisted primarily of proceeds from our employee stock purchase plan, partially offset by payments related to tax withholdings for share-based compensation and finance leases.

For the three months ended March 31, 2022, we used $36.6 million in cash for financing activities, which consisted primarily of repurchases of our Class A common stock and payments related to tax withholdings for share-based compensation. These payments were partially funded by proceeds from our Revolver.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses during the period, as well as disclosures of contingent assets and liabilities at the date of the financial statements. We evaluate our estimates on an ongoing basis, including those related to revenue recognition, valuation of goodwill and identifiable intangibles, and tax-related contingencies and valuation allowances. These estimates are based on the information available to management at the time these estimates, judgments, and assumptions are made. Actual results may differ materially from these estimates. There have been no significant changes to our critical accounting policies and estimates from those disclosed in our 2022 Form 10-K. For additional information on all of our critical accounting policies and estimates, refer to Part II – Item 7 – Management’s Discussion and Analysis included in our 2022 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2022 Form 10-K.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and Interim CFO have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Please refer to “Note 15 – Commitments and Contingencies” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional material developments to legal proceedings included in our 2022 Form 10-K.

Item 1A. Risk Factors.

Other than the following, there have been no material changes from the risk factors previously disclosed in our 2022 Form 10-K. For a detailed discussion of risk factors affecting us, refer to Part I, Item 1A, “Risk Factors” in that report.

Risks Related to the Proposed Merger

The Merger, the pendency of the Merger or our failure to consummate the Merger could have a material adverse effect on our business, results of operations, financial condition and the price of our Class A common stock.

We have entered into the Merger Agreement pursuant to which we have agreed to merge with Parent. The completion of the Merger is subject to certain closing conditions, including approval of the Merger Agreement by our stockholders, receipt of regulatory approvals and such other conditions to completion as set forth in the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Our ongoing business may be materially adversely affected by the announcement or the pendency of the Merger, and we would be subject to a number of risks, including the following:

•
we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees and maintaining our relationships with existing customers and obtaining potential new customers;
•
we will be required to pay certain significant costs relating to the Merger, regardless of if the Merger is consummated, such as for example legal, accounting, financial advisory, regulatory, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;
•
we are unable to solicit other acquisition proposals during the pendency of the Merger;
•
while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, or incurring certain indebtedness, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially adversely affect our business, results of operations and financial condition;
•
matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•
we may commit significant time and resources to defending against litigation (from our stockholders or otherwise) related to the Merger.

If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our common stock, particularly to the extent that the current market price of our Class A common stock reflects an assumption that the Merger will be completed. If the Merger is not consummated, investor confidence could decline, stockholder litigation could be brought against us, our directors and/or officers, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to attract or retain key personnel, our employees could be distracted and their productivity decline and profitability may be adversely impacted due to costs incurred in connection with the pending Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares traded prior to the failure of the proposed Merger. If the Merger is not consummated, including as a result of our stockholders failing to approve the Merger, our stockholders will not receive any payment for their shares of our Class A common stock in connection with the Merger. Instead, we will remain a public company, our Class A common stock will continue to be listed and traded on The Nasdaq Stock Market and registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and we will be required to continue to file periodic reports with the SEC.

Even if successfully completed, there are certain risks to our stockholders from the Merger, including:

•
the amount of cash to be paid per share under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections relating to, our Class A common stock;
•
the fact that receipt of the all-cash per share consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•
the fact that, if the Merger is completed, our stockholders will not participate in any future growth potential or benefit from any future increase in the value of the Company.

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, or at all.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which are beyond our control. Completion of the Merger is subject to a number of closing conditions, including, among others, (i) the approval of the Merger by the affirmative vote of the holders of a majority of the outstanding shares of our Class A common stock entitled to vote on the Merger; and (ii) the approval by certain regulatory authorities in and out of the United States, which are not within our control. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Other developments beyond our control, including, but not limited to, changes in domestic or global economic, political or industry conditions may affect the timing or success of the Merger. Additionally, under circumstances specified in the Merger Agreement, we or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

The obligation of each party to the Merger Agreement to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement) or in the case of an Intervening Event (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even if our stockholders approve the Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with our employees and third-party business partners.

Our efforts to complete the Merger could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our business, results of operations and financial condition. Uncertainty as to whether the Merger will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending because employees may experience uncertainty about their roles following the Merger. A substantial amount of our management’s and employees’ attention will be directed toward the completion of the Merger and thus be diverted from our day-to-day operations.

Uncertainty as to the future could adversely affect our business and our relationship with third parties. For example, certain of our customers may decide not to work with us anymore as a result of the proposed Merger, which could result in a permanent loss of such customers even if the Merger is not consummated. Changes to or termination of existing business relationships could adversely affect our revenue, earnings and financial condition, as well as the market price of our Class A common stock. The adverse effects of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

While the Merger is pending and the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger is pending and the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course. Pursuant to the terms of the Merger Agreement, we are restricted from taking certain specified actions without Parent’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations including, among other things, certain restrictions on our ability to amend our organizational documents; acquire other businesses and assets; make certain investments; repurchase, reclassify or issue securities; make loans; pay dividends; incur indebtedness; enter into certain contracts; change accounting policies or procedures; settle certain litigation; change tax classifications and elections; or take certain actions relating to intellectual property of the Company. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, we will be required to pay Parent a termination fee of $115.0 million (the “Company Termination Payment”), including if Parent terminates the Merger Agreement after the Company Board changes its recommendation to the stockholders or if the Company terminates the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal or due to an Intervening Event. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our stockholders than the Merger. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of our Class A common stock.

We may be the target of securities class action and derivative lawsuits and other legal or regulatory proceedings, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such lawsuits or other legal or regulatory proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by the Company, which could have a negative impact on our liquidity, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Merger, then that injunction may delay or prevent the proposed Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, results of operation and financial condition.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

On May 25, 2022, our Board authorized the repurchase of up to an aggregate of $350.0 million of our Class A common stock, par value $0.01 per share, to be executed from time to time in open market transactions effected through a broker at prevailing market prices, in block trades, or through privately negotiated transactions through December 31, 2024 (the “2022 Stock Repurchase Program”).

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

During the three months ended March 31, 2023, there were no share repurchases under the 2022 Stock Repurchase Program. As of March 31, 2023, we have remaining authorization to repurchase up to $350.0 million of shares of our Class A common stock under the 2022 Stock Repurchase Program.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Merger Agreement	8-K	001-36730	4.1	May 10, 2023
4.1	Sixth Supplemental Indenture, dated as of February 24, 2023, among the Guaranteeing Subsidiaries, the Company, the other Guarantors, and Wells Fargo Bank, National Association, as trustee.	—	—	—	Filed herewith
10.1	Separation Agreement and General Release of Claims between Jason Meggs and Syneos Health, Inc., dated January 5, 2023.	8-K	001-36730	10.1	January 9, 2023
10.2	Consulting Agreement between Jason Meggs and Syneos Health, Inc., dated January 5, 2023.	8-K	001-36730	10.2	January 9, 2023
10.3	Letter from Syneos Health, Inc. to Stanford Rudnick, dated March 29, 2023.	8-K	001-36730	10.1	March 30,2023
10.4	Executive Service Agreement, by and between Syneos Health UK Limited and Christian Tucat, dated February 14, 2023.	10-K	001-36730	10.7	February 16, 2023
10.5.1	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (U.S. Participants) (2023).	—	—	—	Filed herewith
10.5.2	Form of Global Restricted Stock Unit Award Agreement under Syneos Health, Inc. 2018 Equity Incentive Plan (Non-U.S. Participants) (2023).	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

* Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNEOS HEALTH, INC.

Date: May 10, 2023	BY:	/s/ Stanford Rudnick
Stanford Rudnick
Interim Chief Financial Officer (Principal Financial Officer)