Form 10-Q
period 2023-06-30
Syneos Health, Inc.
filed 2023-08-09
CIK 1610950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of July 31, 2023, there were approximately 103,719,179 shares of the registrant’s Class A common stock outstanding.

SYNEOS HEALTH, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)
Revenue	$1,366,080	$1,360,739	$2,722,880	$2,696,992

Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,071,363	1,034,897	2,159,912	2,079,329
Selling, general, and administrative expenses	182,523	139,040	344,040	279,206
Restructuring and other costs	10,641	8,983	95,328	24,540
Depreciation	20,777	21,241	43,950	41,820
Amortization	38,555	39,980	76,969	81,603
Total operating expenses	1,323,859	1,244,141	2,720,199	2,506,498
Income from operations	42,221	116,598	2,681	190,494

Total other expense, net:
Interest income	(1,708)	(36)	(2,236)	(39)
Interest expense	37,877	18,102	64,664	33,867
Other expense (income), net	5,391	(5,152)	14,754	(510)
Total other expense, net	41,560	12,914	77,182	33,318
Income (loss) before provision for income taxes	661	103,684	(74,501)	157,176
Income tax (benefit) expense	(132)	25,940	(3,145)	33,256
Net income (loss)	$793	$77,744	$(71,356)	$123,920

Earnings (loss) per share
Basic	$0.01	$0.76	$(0.69)	$1.20
Diluted	$0.01	$0.75	$(0.69)	$1.19
Weighted average common shares outstanding:
Basic	103,679	102,596	103,502	103,130
Diluted	104,344	103,072	103,502	103,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income (loss)	$793	$77,744	$(71,356)	$123,920
Unrealized gain (loss) on derivative instruments, net of income tax expense (benefit) of $3,082, $1,607, ($36), $5,027, respectively	9,329	4,528	(110)	14,168
Foreign currency translation adjustments, net of income tax (benefit) expense of ($141), $1,745, ($150), ($966), respectively	9,772	(69,826)	28,361	(87,212)
Comprehensive income (loss)	$19,894	$12,446	$(43,105)	$50,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2023	December 31, 2022
	(in thousands, except par value)
ASSETS
Current assets:
Cash, cash equivalents, and restricted cash	$82,276	$112,004
Accounts receivable and unbilled services, net	1,699,537	1,645,162
Prepaid expenses and other current assets	169,947	186,770
Total current assets	1,951,760	1,943,936
Property and equipment, net	236,697	264,295
Operating lease right-of-use assets	95,951	172,794
Goodwill	4,911,596	4,897,518
Intangible assets, net	608,433	680,863
Deferred income tax assets	57,628	50,677
Other long-term assets	213,316	189,135
Total assets	$8,075,381	$8,199,218

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$137,017	$118,621
Accrued expenses	617,945	614,200
Deferred revenue	803,922	923,875
Current portion of operating lease obligations	39,502	43,984
Current portion of finance lease obligations	20,335	24,011
Current portion of long-term debt	8,437	—
Total current liabilities	1,627,158	1,724,691
Long-term debt	2,641,566	2,611,166
Operating lease long-term obligations	150,248	175,568
Finance lease long-term obligations	35,137	44,124
Deferred income tax liabilities	69,335	92,155
Other long-term liabilities	58,183	56,513
Total liabilities	4,581,627	4,704,217

Commitments and contingencies (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value; 30,000 shares authorized, 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.01 par value; 600,000 shares authorized, 103,714 and 102,911 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,037	1,029
Additional paid-in capital	3,502,002	3,460,152
Accumulated other comprehensive loss, net of taxes	(105,623)	(133,874)
Retained earnings	96,338	167,694
Total shareholders’ equity	3,493,754	3,495,001
Total liabilities and shareholders’ equity	$8,075,381	$8,199,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash flows from operating activities:
Net (loss) income	$(71,356)	$123,920
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	120,919	123,423
Share-based compensation	38,826	33,524
Provision for (recovery from) doubtful accounts	6,758	(426)
(Benefit from) provision for deferred income taxes	(30,628)	4,206
Foreign currency transaction adjustments	10,421	(9,069)
Other non-cash items	17,085	(5,636)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable, unbilled services, and deferred revenue	(174,116)	(77,602)
Accounts payable and accrued expenses	35,115	40,772
Operating lease assets and liabilities	48,688	(814)
Other assets and liabilities	(4,970)	(61,509)
Net cash (used in) provided by operating activities	(3,258)	170,789
Cash flows from investing activities:
Payments related to acquisitions of businesses, net of cash acquired	—	(1,574)
Purchases of property and equipment	(45,471)	(47,912)
Investments in unconsolidated affiliates	(1,056)	(1,577)
Net cash used in investing activities	(46,527)	(51,063)
Cash flows from financing activities:
Proceeds from revolving line of credit	113,000	130,000
Repayments of revolving line of credit	(75,000)	(95,000)
Payments of contingent consideration related to acquisitions	(8,600)	—
Payments of finance leases	(6,435)	(1,886)
Payments for repurchases of Class A common stock	—	(149,961)
Proceeds from exercises of stock options	12,152	12,390
Payments related to tax withholdings for share-based compensation	(8,969)	(30,062)
Net cash provided by (used in) financing activities	26,148	(134,519)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6,091)	14,306
Net change in cash, cash equivalents, and restricted cash	(29,728)	(487)
Cash, cash equivalents, and restricted cash - beginning of period	112,004	106,475
Cash, cash equivalents, and restricted cash - end of period	$82,276	$105,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Shareholders’ equity, beginning balance	$3,454,471	$3,301,559	$3,495,001	$3,412,555

Class A common stock:
Beginning balance	1,036	1,026	1,029	1,038
Repurchases of Class A common stock	—	—	—	(19)
Issuances of Class A common stock	1	—	8	7
Ending balance	1,037	1,026	1,037	1,026

Additional paid-in capital:
Beginning balance	3,482,614	3,410,524	3,460,152	3,474,088
Repurchases of Class A common stock	—	—	—	(64,092)
Issuances of Class A common stock	(746)	(1,131)	3,024	(17,936)
Share-based compensation	20,134	16,191	38,826	33,524
Ending balance	3,502,002	3,425,584	3,502,002	3,425,584

Accumulated other comprehensive loss:
Beginning balance	(124,724)	(57,364)	(133,874)	(49,618)
Unrealized gain (loss) on derivative instruments, net of taxes	9,329	4,528	(110)	14,168
Foreign currency translation adjustment, net of taxes	9,772	(69,826)	28,361	(87,212)
Ending balance	(105,623)	(122,662)	(105,623)	(122,662)

Retained earnings (accumulated deficit):
Beginning balance	95,545	(52,627)	167,694	(12,953)
Repurchases of Class A common stock	—	—	—	(85,850)
Net income (loss)	793	77,744	(71,356)	123,920
Ending balance	96,338	25,117	96,338	25,117

Shareholders’ equity, ending balance	$3,493,754	$3,329,065	$3,493,754	$3,329,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYNEOS HEALTH, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The Company

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

On May 10, 2023, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Parent, Inc., an affiliated entity of Elliott Investment Management, Patient Square Capital, Veritas Capital (“Parent”), and Star Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, at closing (the “Effective Time”), Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of Parent. At closing, each share of Class A common stock of the Company issued and outstanding immediately prior to the Effective Time will be cancelled and extinguished and, except for limited exceptions, automatically converted into the right to receive $43.00 in cash (the “Merger Consideration”).

At a special meeting held on August 2, 2023, the Company’s stockholders approved the Merger Agreement. Certain regulatory approvals relating to the Merger remain pending. If the Merger is consummated, the Company’s shares of Class A common stock will no longer trade on the Nasdaq Stock Market LLC ("Nasdaq") and will be deregistered under the Securities Exchange Act of 1934, as amended. As a result, the Company will become a private company.

As of June 30, 2023, the Company has incurred approximately $23.0 million of costs in connection with the Merger and expects to continue to incur significant costs and expenses, including fees for professional services and other transaction costs.

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

The unaudited condensed consolidated financial statements, in management’s opinion, include all adjustments of a normal recurring nature necessary for a fair presentation. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 Form 10-K”), filed with the Securities and Exchange Commission on February 16, 2023. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any other future period. The unaudited condensed consolidated balance sheet as of December 31, 2022 is derived from the amounts in the audited consolidated balance sheet included in the 2022 Form 10-K.

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

The Company’s net cash pool position consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Gross cash position	$434,921	$283,337
Less: cash borrowings	(433,825)	(283,029)
Net cash position	$1,096	$308

Accounts Receivable and Unbilled Services, net

Accounts receivable and unbilled services (including contract assets), net of allowance for doubtful accounts, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts receivable billed	$891,249	$898,839
Accounts receivable unbilled	257,827	227,210
Contract assets	565,432	531,234
Less: Allowance for doubtful accounts	(14,971)	(12,121)
Accounts receivable and unbilled services, net	$1,699,537	$1,645,162

Accounts Receivable Factoring Arrangement

The Company has an accounts receivable factoring agreement to sell certain eligible unsecured trade accounts receivable, at its option, without recourse, to an unrelated third-party financial institution for cash. For the six months ended June 30, 2023 and 2022, the Company factored $51.0 million and $66.8 million, respectively, of trade accounts receivable on a non-recourse basis and received $50.7 million and $66.5 million, respectively, in cash proceeds from the sales. The fees associated with these transactions were insignificant.

Goodwill

The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2023 were as follows (in thousands):

	Clinical Solutions (a)	Commercial Solutions (a)	Total
Balance as of December 31, 2022	$3,405,877	$1,491,641	$4,897,518
Impact of foreign currency translation	16,031	(1,953)	14,078
Balance as of June 30, 2023	$3,421,908	$1,489,688	$4,911,596

(a) No impairment of goodwill was recorded for the six months ended June 30, 2023.

Accumulated Other Comprehensive Loss, Net of Taxes

Accumulated other comprehensive loss, net of taxes, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Accumulated other comprehensive loss, net of taxes beginning balance	$(124,724)	$(57,364)	$(133,874)	$(49,618)

Derivative instruments:
Beginning balance	(3,829)	7,019	5,610	(2,621)
Other comprehensive income before reclassifications	10,771	4,827	8,992	13,439
Reclassification adjustments	(1,442)	(299)	(9,102)	729
Ending balance	5,500	11,547	5,500	11,547

Foreign currency translation:
Beginning balance	(120,895)	(64,383)	(139,484)	(46,997)
Other comprehensive income (loss) before reclassifications	9,772	(69,826)	28,361	(87,212)
Ending balance	(111,123)	(134,209)	(111,123)	(134,209)

Accumulated other comprehensive loss, net of taxes ending balance	$(105,623)	$(122,662)	$(105,623)	$(122,662)

Changes in accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unrealized gain (loss) on derivative instruments:
Unrealized gain during period, before taxes	$14,330	$6,540	$11,964	$18,207
Income tax expense	3,559	1,713	2,972	4,768
Unrealized gain during period, net of taxes	10,771	4,827	8,992	13,439
Reclassification adjustment, before taxes	(1,919)	(405)	(12,110)	988
Income tax (benefit) expense	(477)	(106)	(3,008)	259
Reclassification adjustment, net of taxes	(1,442)	(299)	(9,102)	729
Total unrealized gain (loss) on derivative instruments, net of taxes	9,329	4,528	(110)	14,168

Foreign currency translation adjustment:
Foreign currency translation adjustment, before taxes	9,631	(68,081)	28,211	(88,178)
Income tax (benefit) expense	(141)	1,745	(150)	(966)
Foreign currency translation adjustment, net of taxes	9,772	(69,826)	28,361	(87,212)

Total other comprehensive income (loss), net of taxes	$19,101	$(65,298)	$28,251	$(73,044)

Other Expense (Income), Net

Other expense (income), net consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net realized foreign currency (gain) loss	$(973)	$4,799	$1,679	$7,254
Net unrealized foreign currency loss (gain)	5,523	(9,503)	10,421	(9,069)
Equity investment loss	—	—	550	—
Other, net	841	(448)	2,104	1,305
Total other expense (income), net	$5,391	$(5,152)	$14,754	$(510)

3. Long-Term Debt Obligations

The Company’s debt obligations consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Secured Debt
Term A Facility due November 2027	$1,350,000	$1,350,000
Revolver due November 2027	158,993	120,993
Accounts receivable financing agreement due October 2025	550,000	550,000
Total secured debt	2,058,993	2,020,993
Unsecured Debt
Senior notes due January 2029 (the “Notes”)	600,000	600,000
Total debt obligations	2,658,993	2,620,993
Less: Term loan original issuance discount	(2,988)	(3,322)
Less: Unamortized deferred issuance costs	(6,002)	(6,505)
Less: Current portion of long-term debt	(8,437)	—
Total long-term debt	$2,641,566	$2,611,166

Credit Agreement

The Company is party to an Amended & Restated Credit Agreement (“A&R Credit Agreement”) that matures in November 2027 and includes a $1.35 billion term loan A facility (“Term A Facility”) and a $1.00 billion revolving credit facility (the “Revolver”). As of June 30, 2023, the interest rate on the Term A Facility was 6.45%.

Revolver and Letters of Credit

The Revolver includes letters of credit (“LOCs”) with a sublimit of $150.0 million. As of June 30, 2023, there were $159.0 million of outstanding borrowings under the Revolver and $14.2 million of LOCs outstanding, leaving $826.8 million of available borrowings under the Revolver, including $135.8 million available for LOCs. As of June 30, 2023, the interest rate on the Revolver was 6.40%.

The Notes

The Notes bear interest at a rate of 3.625% per annum, payable semi-annually in arrears that began on July 15, 2021, and will mature on January 15, 2029.

Accounts Receivable Financing Agreement

The Company has an accounts receivable financing agreement (the “Receivables Financing Agreement”) with a termination date of October 2025, unless terminated earlier pursuant to its terms. As of June 30, 2023, the Company had $550.0 million of outstanding borrowings under this agreement, which were recorded in long-term debt on the accompanying condensed consolidated balance sheet. There was no remaining borrowing capacity available under this agreement as of June 30, 2023. As of June 30, 2023, the interest rate on the accounts receivable financing agreement was 6.09%.

Maturities of Debt Obligations

As of June 30, 2023, the contractual maturities of the Company’s debt obligations (excluding finance leases) were as follows (in thousands):

Principal
Remainder of 2023	$—
2024	33,750
2025	617,500
2026	67,500
2027	1,340,243
2028 and thereafter	600,000
Less: Term loan original issuance discount	(2,988)
Less: Unamortized deferred issuance costs	(6,002)
Less: Current portion of long-term debt	(8,437)
Total	$2,641,566

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

In March 2023, the Company entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $650.0 million, an effective date of March 31, 2023, and will expire on March 31, 2026. As of June 30, 2023, the notional value of these interest rate swaps was $650.0 million. Upon termination of the interest rate swaps in conjunction with the consummation of the Merger, the Company expects that it will remit or receive the difference between the fair value of the interest rate swaps and the replacement value in cash.

Fair Values

The fair values of the Company’s derivative financial instruments and the line items on the accompanying condensed consolidated balance sheets to which they were recorded were as follows (in thousands):

	Balance Sheet Classification	June 30, 2023	December 31, 2022
Interest rate swaps – current	Prepaid expenses and other current assets	$9,005	$10,073
Fair value of derivative assets		$9,005	$10,073

Interest rate swaps – non-current	Other long-term assets	$921	$—
Fair value of derivative assets		$921	$—

5. Fair Value Measurements

Assets and Liabilities Carried at Fair Value

As of June 30, 2023 and December 31, 2022, the Company’s financial assets and liabilities carried at fair value included cash and cash equivalents, restricted cash, trading securities, accounts receivable, unbilled services (including contract assets), accounts payable, accrued expenses, deferred revenue, contingent obligations, liabilities under the accounts receivable financing agreement, and derivative instruments.

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

Financial Instruments Subject to Recurring Fair Value Measurements

As of June 30, 2023, the fair values of the major classes of the Company’s assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Investments Measured at Net Asset Value	Total
Assets:
Trading securities (a)	$22,856	$—	$—	$—	$22,856
Partnership interests (b)	—	—	—	15,873	15,873
Derivative instruments (c)	—	9,005	—	—	9,005
Total assets	$22,856	$9,005	$—	$15,873	$47,734

Liabilities:
Derivative instruments (c)	$—	$921	$—	$—	$921
Contingent obligations related to acquisitions (d)	—	—	7,500	—	7,500
Total liabilities	$—	$921	$7,500	$—	$8,421

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

(b) The Company has committed to invest $21.5 million as a limited partner in two private equity funds. The private equity funds invest in opportunities in the healthcare and life sciences industry. As of June 30, 2023, the Company’s remaining unfunded commitment in the private equity funds was $5.9 million. The Company holds minor ownership interests (less than 3%) in each of the private equity funds and has determined that it does not exercise significant influence over the private equity funds’ operating and finance activities. As the private equity funds do not have readily determinable fair values, the Company has estimated the fair values using each fund’s Net Asset Value, the amount by which the value of all assets exceeds all debt and liabilities, in accordance with Accounting Standards Codification (“ASC”) Topic 946, Financial Services – Investment Companies.

(c) Represents the fair value of interest rate swap arrangements (see “Note 4 – Derivatives” for further information).

(d) Represents the fair value of contingent consideration obligations related to acquisitions. The fair values of these liabilities are determined based on the Company’s best estimate of the probable timing and amount of settlement.

The following table presents a reconciliation of changes in the carrying amount of contingent obligations classified as Level 3 for the six months ended June 30, 2023 (in thousands):

Balance as of December 31, 2022	$16,100
Additions	—
Changes in fair value recognized in earnings	—
Payments (a)	(8,600)
Balance as of June 30, 2023	$7,500

(a) During the three months ended June 30, 2023, the Company made payments in connection with the acquisition of RxDataScience, Inc. (“RxDataScience”) completed during 2021.

During the six months ended June 30, 2023, there were no transfers of assets or liabilities between Level 1, Level 2, or Level 3 fair value measurements.

Financial Instruments Subject to Non-Recurring Fair Value Measurements

Certain assets, including goodwill and identifiable intangible assets, are carried on the accompanying condensed consolidated balance sheets at cost and, subsequent to initial recognition, are measured at fair value on a non-recurring basis when certain identified events or changes in circumstances that may have a significant adverse effect on the carrying values of these assets occur. These assets are classified as Level 3 fair value measurements within the fair value hierarchy. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate a triggering event has occurred. Intangible assets are tested for impairment upon the occurrence of certain triggering events. As of June 30, 2023 and December 31, 2022, assets carried on the accompanying condensed consolidated balance sheets and not remeasured to fair value on a recurring basis totaled $5.53 billion and $5.59 billion, respectively.

Fair Value Disclosures for Financial Instruments Not Carried at Fair Value

The estimated fair values of the Term A Facility and the Notes are determined based on the price that the Company would have had to pay to settle the liabilities. As these liabilities are not actively traded, they are classified as Level 2 fair value measurements. The estimated fair values of the Company’s Term A Facility and the Notes were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value (a)	Estimated Fair Value	Carrying Value (a)	Estimated Fair Value
Term A Facility due November 2027	$1,347,012	$1,353,375	$1,346,678	$1,329,750
Senior notes due January 2029	600,000	591,000	600,000	484,500

(a) The carrying value of the Term A Facility is shown net of original issue discounts.

6. Restructuring and Other Costs

During the three and six months ended June 30, 2023 and 2022, the Company incurred employee severance and benefit costs, leased facility closure and related costs, and other costs related to its restructuring activities. The costs incurred during the current year were primarily related to the Company’s real estate optimization initiative to close or reduce office space that is no longer being utilized. For the six months ended June 30, 2023, this includes $56.7 million of accelerated amortization of operating lease right-of-use assets and $18.3 million of accelerated depreciation of property and equipment, both of which are non-cash expenses. The costs incurred during the prior year were primarily related to the Company’s margin enhancement initiatives and specific actions focused on streamlining the operations of its Clinical Solutions segment to optimize efficiency and enhance the delivery of customer projects. The Company expects to continue to incur costs related to its business transformation initiatives during the remainder of 2023 and beyond as the Company continues the ongoing evaluations of its global workforce and facilities infrastructure needs to improve customer engagement, increase innovation, and achieve operating efficiencies. However, in connection with the pendency of the Merger, the Company has suspended certain aspects of its business transformation initiatives.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee severance and benefit costs	$5,569	$2,368	$15,749	$17,188
Leased facility closure and related costs	4,803	3,671	79,116	3,352
Other costs	269	2,944	463	4,000
Total restructuring and other costs	$10,641	$8,983	$95,328	$24,540

Accrued Restructuring Liabilities

The following table summarizes activity related to employee severance and benefit costs within accrued restructuring liabilities for the six months ended June 30, 2023 (in thousands):

Balance as of December 31, 2022	$12,804
Expenses incurred (a)	15,749
Payments	(19,881)
Balance as of June 30, 2023	$8,672

(a) The amount of expenses incurred for the six months ended June 30, 2023 excludes $0.5 million of other costs that were paid through accounts payable and $79.1 million of leased facility closure and related costs that are primarily reflected as reductions of operating lease right-of-use assets and property and equipment, net on the accompanying condensed consolidated balance sheet.

The Company expects the employee severance and benefit costs accrued as of June 30, 2023 will be paid within the next twelve months and are included within accrued expenses on the accompanying condensed consolidated balance sheet.

7. Shareholders’ Equity

Shares Outstanding

Shares of Class A common stock outstanding were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Class A common stock shares, beginning balance	103,641	102,558	102,911	103,764
Repurchases of Class A common stock	—	—	—	(1,929)
Issuances of Class A common stock	73	89	803	812
Class A common stock shares, ending balance	103,714	102,647	103,714	102,647

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

During the three months ended June 30, 2023, there were no repurchases under the 2022 Stock Repurchase Program. As of June 30, 2023, the Company had remaining authorization to repurchase up to $350.0 million of shares of its Class A common stock under the 2022 Stock Repurchase Program.

8. Earnings (Loss) Per Share

The following table provides a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$793	$77,744	$(71,356)	$123,920
Denominator:
Basic weighted average common shares outstanding	103,679	102,596	103,502	103,130
Effect of dilutive securities:
Stock options and other awards under deferred share-based compensation programs	665	476	—	611
Diluted weighted average common shares outstanding	104,344	103,072	103,502	103,741
Earnings (loss) per share
Basic	$0.01	$0.76	$(0.69)	$1.20
Diluted	$0.01	$0.75	$(0.69)	$1.19

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

The number of potential shares outstanding that were anti-dilutive and therefore excluded from the computation of diluted earnings (loss) per share, weighted for the portion of the period they were outstanding, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive stock options and other awards	1,102	774	1,207	470
Anti-dilutive stock options and other awards under share-based compensation programs excluded based on reporting a net loss for the period	—	—	552	—
Total Class A common stock equivalents excluded from diluted loss per share	1,102	774	1,759	470

9. Income Taxes

Income Tax (Benefit) Expense

For the three and six months ended June 30, 2023, the Company recorded income tax benefits of $0.1 million and $3.1 million, respectively, on pre-tax income of $0.7 million and a pre-tax loss of $74.5 million, respectively. The income tax benefits for the three and six months ended June 30, 2023 included discrete tax expense of $0.9 million and $6.5 million, respectively, primarily related to tax shortfalls from share-based compensation. The effective tax rates for the three and six months ended June 30, 2023, excluding discrete items, varied from the United States (“U.S.”) federal statutory income tax rate of 21.0% primarily due to foreign tax credits, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and research and development credits.

For the three and six months ended June 30, 2022, the Company recorded income tax expense of $25.9 million and $33.3 million, respectively, on pre-tax income of $103.7 million and $157.2 million, respectively. Income tax expense for the three and six months ended June 30, 2022 included discrete tax benefits of $0.3 million and $6.4 million, respectively, primarily related to excess tax benefits from share-based compensation. The effective tax rates for the three and six months ended June 30, 2022, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to state and local taxes on U.S. income, foreign income inclusions such as the GILTI provisions, and research and development credits.

Unrecognized Tax Benefits

The Company’s gross unrecognized tax benefits, exclusive of associated interest and penalties, were $19.8 million and $16.8 million as of June 30, 2023 and December 31, 2022, respectively. The increase of $3.0 million was primarily due to new positions related to prior years. The Company believes it is reasonably possible that its unrecognized tax benefits may decrease by approximately $3.4 million within the next 12 months as a result of lapses in statutes of limitations.

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

10. Revenue from Contracts with Customers

Unsatisfied Performance Obligations

As of June 30, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations under contracts with contract terms greater than one year and that are not accounted for as a series pursuant to ASC Topic 606, Revenue from Contracts with Customers and all the related amendments was $5.50 billion. This amount includes revenue associated with reimbursable out-of-pocket expenses. The Company expects to recognize revenue over the remaining contract term of the individual projects, with contract terms generally ranging from one to five years. The amount of unsatisfied performance obligations is presented net of any constraints and, as a result, is lower than the potential contractual revenue. The contracts excluded due to constraints include contracts that do not commence within a certain period of time or that require the Company to undertake numerous activities to fulfill these performance obligations, including various activities that are outside of the Company’s control.

Timing of Billing and Performance

During the three and six months ended June 30, 2023, the Company recognized approximately $357.2 million and $549.4 million, respectively, of revenue that was included in the deferred revenue balance at the beginning of the respective periods. During the three and six months ended June 30, 2023, there were reductions of approximately $27.0 million and $36.6 million, respectively, in the Company’s revenue recognized related to performance obligations partially satisfied in previous periods. The gross and net amounts of revenue recognized solely from changes in estimates were not material.

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

Information about reportable segment operating results was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Clinical Solutions	$1,021,792	$1,025,715	$2,035,457	$2,044,085
Commercial Solutions	344,288	335,024	687,423	652,907
Total revenue	1,366,080	1,360,739	2,722,880	2,696,992
Segment direct costs:
Clinical Solutions	777,442	753,451	1,564,830	1,528,119
Commercial Solutions	282,307	273,578	572,946	534,543
Total segment direct costs	1,059,749	1,027,029	2,137,776	2,062,662
Segment selling, general, and administrative expenses:
Clinical Solutions	89,930	88,863	177,491	178,765
Commercial Solutions	22,804	21,094	44,928	42,829
Total segment selling, general, and administrative expenses	112,734	109,957	222,419	221,594
Segment operating income:
Clinical Solutions	154,420	183,401	293,136	337,201
Commercial Solutions	39,177	40,352	69,549	75,535
Total segment operating income	193,597	223,753	362,685	412,736
Direct costs and operating expenses not allocated to segments:
Share-based compensation included in direct costs	11,614	7,868	22,136	16,667
Share-based compensation included in selling, general, and administrative expenses	8,520	8,323	16,690	16,857
Corporate selling, general, and administrative expenses	61,269	20,760	104,931	40,755
Restructuring and other costs	10,641	8,983	95,328	24,540
Depreciation and amortization	59,332	61,221	120,919	123,423
Total income from operations	$42,221	$116,598	$2,681	$190,494

12. Operations by Geographic Location

The following table summarizes total revenue by geographic area (in thousands, all intercompany transactions have been eliminated):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
North America (a)	$818,329	$806,640	$1,653,114	$1,588,294
Europe, Middle East, and Africa	326,826	340,384	647,825	695,977
Asia-Pacific	183,223	172,965	348,210	333,768
Latin America	37,702	40,750	73,731	78,953
Total revenue	$1,366,080	$1,360,739	$2,722,880	$2,696,992

(a) Revenue for the North America region includes revenue attributable to the U.S. of $767.4 million and $754.7 million, or 56.2% and 55.5% of total revenue, for the three months ended June 30, 2023 and 2022, respectively. Revenue for the North America region includes revenue attributable to the U.S. of $1,553.2 million and $1,491.2 million, or 57.0% and 55.3% of total revenue, for the six months ended June 30, 2023 and 2022, respectively. No other country represented more than 10% of total revenue for any period.

The following table summarizes long-lived assets by geographic area (in thousands, all intercompany transactions have been eliminated):

	June 30, 2023	December 31, 2022
Property and equipment, net:
North America (a)	$188,091	$202,645
Europe, Middle East, and Africa	28,835	33,827
Asia-Pacific	15,678	21,360
Latin America	4,093	6,463
Total property and equipment, net	$236,697	$264,295

(a) Long-lived assets for the North America region include property and equipment, net attributable to the U.S. of $180.9 million and $196.4 million as of June 30, 2023 and December 31, 2022, respectively.

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

As of June 30, 2023 and December 31, 2022, substantially all of the Company’s cash and cash equivalents were held within the U.S.

No single customer accounted for greater than 10% of the Company’s revenue for the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023 and December 31, 2022, no single customer accounted for greater than 10% of the Company’s accounts receivable and unbilled services (including contract assets) balances.

14. Related-Party Transactions

For the three and six months ended June 30, 2023, the Company had combined revenue of $2.3 million and $4.7 million, respectively, from five customers whose board of directors each included a member who was also a member of the Company’s Board. As of June 30, 2023, the Company had combined receivables of $1.5 million from three customers whose board of directors included a member who was also a member of the Company’s Board.

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

15. Commitments and Contingencies

Legal Proceedings

From time to time, the Company is a party to various litigation matters that are considered routine litigation arising in the ordinary course of business. In the opinion of management, the outcome of any existing claims and legal or regulatory proceedings, other than certain proceedings relating to the Merger and the putative class action lawsuit filed on July 27, 2023, as described below, if decided adversely, is not expected to have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

Securities Class Actions

On July 27, 2023, a putative stockholder of the Company (the “Plaintiff”) filed a putative class action lawsuit, captioned United Association of Plumbers and Pipefitters, Journeymen, Local #38 Defined Benefit Pension Plan vs. Syneos Health, Inc. et al. in the U.S. District Court for the Southern District of New York against the Company and certain of its current and former executive officers (the “UAPP Defendants”). In its complaint, the Plaintiff alleges that the UAPP Defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly disseminating or approving statements, which they knew or deliberately disregarded were false and misleading. The lawsuit brings claims on behalf of a putative class of purchasers of the Company’s Class A common stock between September 9, 2020 and November 3, 2022, and seeks compensatory damages, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper.

On December 1, 2017, the first of two virtually identical actions alleging federal securities law claims was filed against the Company and certain of its officers on behalf of a putative class of its shareholders. The first action, captioned Bermudez v. INC Research, Inc., et al, No. 17-09457 (S.D.N.Y.), was filed in the Southern District of New York (the “Bermudez action”), and the second action, Vaitkuvienë v. Syneos Health, Inc., et al, No. 18-0029 (E.D.N.C.), was filed on January 25, 2018 in the Eastern District of North Carolina (the “Vaitkuvienë action”). On March 30, 2018, the Bermudez action was dismissed voluntarily. After the San Antonio Fire & Police Pension Fund and El Paso Firemen & Policemen’s Pension Fund were appointed as Lead Plaintiffs in the Vaitkuvienë action, Lead Plaintiffs filed an amended complaint on July 30, 2018, which named as defendants the Company, Alistair Macdonald, Gregory S. Rush, Michael A. Bell, and each member of the Company’s Board at the time of the stockholder vote on the 2017 merger (the “Merger”) of INC Research with an affiliate of inVentiv Health, Inc. (“inVentiv”) (collectively, the “Vaitkuvienë Defendants”). The amended complaint alleged claims under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 on behalf of a putative class of purchasers of the Company’s common stock between May 10, 2017 and November 8, 2017, contending that the Company published inaccurate or incomplete information regarding, among other things, the financial performance and business outlook for inVentiv’s business prior to and following the Merger. Lead Plaintiffs sought, among other things, orders (i) declaring that the lawsuit is a proper class action and (ii) awarding compensatory damages in an amount to be proven at trial, including interest thereon, and reasonable costs and expenses incurred in this action, including attorneys’ fees and expert fees, to Lead Plaintiffs and other class members. On September 20, 2018, the Vaitkuvienë Defendants moved to dismiss the action. On August 30, 2021, the District Court entered an order granting the motion to dismiss in its entirety, and on October 21, 2021, the Court entered judgment for the Vaitkuvienë Defendants. On November 19, 2021, Lead Plaintiffs appealed from this judgment to the U.S. Court of Appeals for the Fourth Circuit, and, on July 24, 2023, the U.S. Court of Appeals for the Fourth Circuit affirmed the District Court judgment in favor of defendants.

Merger-Related Proceedings

Five lawsuits (collectively, the “Merger Lawsuits”) have been filed by alleged stockholders of the Company against the Company, its directors, and its advisors related to the Merger: O’Dell v. Syneos Health, Inc. et al, Case No. 23-cv-5312, was filed in the United States District Court for the Southern District of New York on June 22, 2023; Wang v. Syneos Health, Inc. et al, Case No. 23-cv-05410, was filed in the United States District Court for the Southern District of New York on June 26, 2023; Delman v. Syneos Health, Inc. et al, Case No. 616711/2023, was filed in the Supreme Court of the State of New York, County of Suffolk, on July 7, 2023; Kent v. Syneos Health, Inc. et al, Case No. 1:23-cv-00749, was filed in the United States District Court of Delaware on July 10, 2023; and Williams v. Syneos Health, Inc. et al, Case No. 23-cv-05867, was filed in the United States District Court for the Southern District of New York on July 10, 2023.

Each of the complaints name as defendants the Company and certain members of the Board, and the Delman complaint also names as defendants Centerview, BofA Securities, Broadridge, and the Company's proxy solicitors. Each of the complaints (other than the Delman complaint) allege violations of Sections 14(e) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The O’Dell and Wang complaints generally allege that the Schedule 14(a) Preliminary Proxy Statement, filed with the SEC on June 15, 2023, and the Kent and Williams complaints generally allege that the definitive proxy statement filed with the SEC on June 27, 2023 (the “Proxy Statement”), omit material information with respect to the proposed transaction and the valuation analyses performed by the Company’s financial advisors regarding the proposed transaction, which renders the Proxy Statement false and misleading. The Delman complaint alleged violations of the North Carolina Securities Act and negligent misrepresentation and concealment under North Carolina and New York common law by the Company, the members of the Board, Centerview, BofA Securities, Broadridge, and the Company’s proxy solicitors.

The complaints seek, among other relief, to enjoin the Company from consummating the Merger and to be awarded rescissory damages, as well as attorneys’ fees, costs, and disbursements. On August 1 and August 2, 2023, respectively, the O'Dell and Delman actions were voluntarily dismissed following the publication of additional disclosures by the Company. The Company believes that the putative class action lawsuit filed on July 27, 2023 and the Merger Lawsuits are without merit and intends to defend vigorously against the allegations made by the respective plaintiffs; however, the Company cannot predict the amount of time and expense that will be required to resolve the complaints. In addition, the outcome of such litigation or any other litigation is necessarily uncertain.

The Company is presently unable to predict the duration, scope, or result of the putative class action lawsuit filed on July 27, 2023 or the Merger Lawsuits, or any other related lawsuit. As such, the Company is presently unable to develop a reasonable estimate of a possible loss or range of losses, if any, related to these matters. The Company could be forced to expend significant resources in the defense of these lawsuits or future ones, and it may not prevail. As such, these matters could have a material adverse effect on the Company’s business, annual, or interim results of operations, cash flows, or its financial condition. The Company is not aware of the filing of other lawsuits challenging the Merger or the related Proxy Statement; however, additional lawsuits arising out of the Merger or the Proxy Statement may be filed in the future, which could prevent or delay completion of the Merger and result in substantial costs to the Company, including any costs associated with indemnification.

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

In addition to historical condensed consolidated financial information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that reflect, among other things, our current expectations and anticipated results of operations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, market trends, or industry results to differ materially from those expressed or implied by such forward-looking statements. Therefore, any statements contained herein that are not statements of historical fact may be forward-looking statements and should be evaluated as such, including statements regarding the structure, timing and completion of the proposed Merger (as defined below); any anticipated effects of the pendency or completion of the proposed Merger on the value of our Class A common stock; ability to obtain required regulatory approvals in connection with the proposed Merger; expenses related to the proposed Merger and any potential future costs; future financial and operational results, our business strategy, the future impact of macroeconomic trends, such as inflation and increased interest rates, benefits of acquisitions, and planned capital expenditures. Without limiting the foregoing, the words “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “plans,” “projects,” “should,” “would,” “targets,” “will” and the negative thereof and similar words and expressions are intended to identify forward-looking statements. Unless legally required, we assume no obligation to update any such forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

We caution you that any such forward-looking statements are further qualified by important factors that could cause our actual operating results to differ materially from those in the forward-looking statements, including without limitation, regional, national, or global political, economic, business, competitive, market, and regulatory conditions and the following: risks related to the proposed Merger, including that the Merger may not be consummated at all or in the anticipated timeframe; the existing securities class action lawsuits and the potential for additional securities class action and derivative lawsuits and other legal or regulatory proceedings in connection with the Merger; restrictions on our business during the pendency of the Merger that could affect our ability to pursue business opportunities or strategic transactions; uncertainties relating to the pendency of the Merger relating to our relationships with our employees and third-party business partners; our potential failure to generate a large number of new business awards and the risk of delay, termination, reduction in scope, or failure to go to contract of our business awards; our potential failure to convert backlog to revenue; fluctuations in our operating results and effective income tax rate; risks associated with COVID-19; concentration of our customers or therapeutic areas; our potential failure to successfully increase our market share, grow our business, and execute our growth strategies; the impact of potentially underpricing our contracts, overrunning our cost estimates, or failing to receive approval for or experiencing delays with documentation of change orders; cyber-security and other risks associated with our information systems infrastructure; changes and costs of compliance with regulations related to data privacy; the risks associated with doing business internationally, including risks related to the war in Ukraine; challenges by tax authorities of our intercompany transfer pricing policies; our ability to effectively upgrade our information systems; failure to meet objectives of internal business transformation initiatives and dependence on third parties for outsourcing; our failure to perform our services in accordance with contractual requirements, regulatory standards, and ethical considerations; risks related to the management of clinical trials; the need to hire, develop, and retain key personnel; the impact of unfavorable economic conditions, including the uncertain international economic environment and changes in foreign currency exchange rates; our ability to protect our intellectual property; risks related to our acquisition strategy, including our ability to realize synergies; risks related to stockholder activism; our relationships with customers who are in competition with each other; any failure to realize the full value of our goodwill and intangible assets; our compliance with anti-corruption and anti-bribery laws; our dependence on third parties; potential employment liability; the increasing focus on environmental sustainability and social initiatives and impacts on our operations from climate change; our ability to utilize net operating loss carryforwards and other tax attributes; downgrades of our credit ratings; competition in the biopharmaceutical services industry; outsourcing trends and changes in aggregate spending and research and development budgets; the impact of, including changes in, government regulations and healthcare reform; intense competition faced by our customers from lower cost generic products and other competing products; our ability to keep pace with rapid technological change; the cost of and our ability to service our substantial indebtedness; and other risks related to ownership of our Class A common stock. For a further discussion of the risks relating to our business, refer to Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K and Part II, Item 1A, “Risk Factors” in this Quarterly Report on From 10-Q.

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

We are pursuing business transformation initiatives to improve customer engagement, increase innovation, and achieve operating efficiencies. However, in connection with the pendency of the Merger, we have suspended certain aspects of these initiatives and, accordingly, we may not incur previously anticipated material costs in connection with such initiatives. These initiatives, if implemented, may not yield their intended improvements, or be completed in a timely manner, which may impact our competitiveness and our ability to meet our growth objectives and, as a result, materially and adversely affect our business, operating results, and financial condition. For a further discussion of these and other risks relating to our business, refer to Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K.

Proposed Merger

On May 10, 2023, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Parent, Inc., an affiliated entity of Elliott Investment Management, Patient Square Capital, Veritas Capital (“Parent”), and Star Merger Sub, Inc., pursuant to which, at closing (the “Effective Time”), we will become a wholly owned subsidiary of Parent (the “Merger”) and each share of our Class A common stock issued and outstanding immediately prior to the Effective Time will be cancelled and extinguished and, except for limited exceptions, automatically converted into the right to receive $43.00 in cash (the “Merger Consideration”).

At a special meeting held on August 2, 2023, our stockholders approved the Merger Agreement. If the Merger is consummated, our shares of Class A common stock will no longer trade on Nasdaq and will be deregistered under the Securities Exchange Act of 1934, as amended. As a result, we will become a private company. Completion of the Merger is expected in the second half of 2023, subject to the satisfaction of certain customary closing conditions, including pending regulatory approvals.

As of June 30, 2023, we have incurred approximately $23.0 million of costs in connection with the Merger and expect to continue to incur significant costs and expenses, including fees for professional services and other transaction costs.

For additional information regarding the terms of the proposed Merger, see “Note 1 – Basis of Presentation” to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q. The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to the Current Report on Form 8-K that we filed with the SEC on May 10, 2023. There is no guarantee that the Merger will be consummated.

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

Our backlog as of June 30 was as follows (in millions):

	2023	2022	Change
Clinical Solutions	$8,862.1	$10,634.4	$(1,772.3)	(16.7)%
Commercial Solutions - Deployment Solutions	786.5	821.6	(35.1)	(4.3)%
Total backlog	$9,648.6	$11,456.0	$(1,807.4)	(15.8)%

We expect approximately $2.16 billion of our backlog as of June 30, 2023 will be recognized as revenue during the remainder of 2023. We adjust the amount of our backlog each quarter for the effects of fluctuations in foreign currency exchange rates.

Net New Business Awards

New business awards, net of cancellations, for the TTM periods ended June 30 were as follows (in millions):

	2023	2022
Clinical Solutions	$2,270.4	$3,901.5
Commercial Solutions	1,368.4	1,400.3
Total net new business awards	$3,638.8	$5,301.8

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

We have experienced increased flow of requests for proposal (“RFP flow”) in the first half of 2023 compared to the second half of 2022 in both our Clinical Solutions and Commercial Solutions segments. In Clinical Solutions, the increased RFP flow was primarily driven by large pharmaceutical companies, with RFP flow from small to mid-sized (“SMID”) companies remaining relatively consistent. In Commercial Solutions, the increased RFP flow was driven by both large pharmaceutical and SMID companies. Additionally, net new business awards have been, and we expect will continue to be affected by the broad effects of the current macroeconomic environment on the global economy and major financial markets, including but not limited to interest rate increases and inflation.

We believe that our backlog and net new business awards might not be consistent indicators of future revenue for a variety of reasons, including, but not limited to, changes to the scope of work during the course of projects, including the variable size and duration of projects, and our ability to win repeat business. Additionally, projects may be canceled or delayed by the customer or regulatory authorities. We generally do not have a contractual right to the full amount of the awards reflected in our backlog. If a customer cancels an award, we might be reimbursed for the costs we have incurred. As we increasingly compete for and enter into large contracts that are more global in nature, the rate at which our backlog and net new business awards convert into revenue may decrease, and the duration of projects and the period over which related revenue is recognized may lengthen. For more information about risks related to our net new business awards and backlog, see Part I, Item 1A, “Risk Factors – Risks Related to Our Business – Our backlog might not be indicative of our future revenues, and we might not realize all of the anticipated future revenue reflected in our backlog” and “ – If we do not generate a sufficient number of new business awards, or if new business awards are delayed, terminated, reduced in scope, or fail to go to contract, our business, financial condition, results of operations, or cash flows may be materially adversely affected” in our 2022 Form 10-K.

Results of Operations

The following table sets forth amounts from our condensed consolidated statements of operations along with dollar and percentage changes (in thousands, except percentages):

	Three Months Ended June 30,
	2023	2022	Change
Revenue	$1,366,080	$1,360,739	$5,341	0.4%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	1,071,363	1,034,897	36,466	3.5%
Selling, general, and administrative expenses	182,523	139,040	43,483	31.3%
Restructuring and other costs	10,641	8,983	1,658	18.5%
Depreciation and amortization	59,332	61,221	(1,889)	(3.1)%
Total operating expenses	1,323,859	1,244,141	79,718	6.4%
Income from operations	42,221	116,598	(74,377)	(63.8)%
Total other expense, net	41,560	12,914	28,646	221.8%
Income before provision for income taxes	661	103,684	(103,023)	(99.4)%
Income tax (benefit) expense	(132)	25,940	(26,072)	n/m
Net income	$793	$77,744	$(76,951)	(99.0)%

	Six Months Ended June 30,
	2023	2022	Change
Revenue	$2,722,880	$2,696,992	$25,888	1.0%
Costs and operating expenses:
Direct costs (exclusive of depreciation and amortization)	2,159,912	2,079,329	80,583	3.9%
Selling, general, and administrative expenses	344,040	279,206	64,834	23.2%
Restructuring and other costs	95,328	24,540	70,788	288.5%
Depreciation and amortization	120,919	123,423	(2,504)	(2.0)%
Total operating expenses	2,720,199	2,506,498	213,701	8.5%
Income from operations	2,681	190,494	(187,813)	(98.6)%
Total other expense, net	77,182	33,318	43,864	131.7%
(Loss) income before provision for income taxes	(74,501)	157,176	(231,677)	n/m
Income tax (benefit) expense	(3,145)	33,256	(36,401)	n/m
Net (loss) income	$(71,356)	$123,920	$(195,276)	n/m

Revenue

For the three months ended June 30, 2023, our revenue increased by $5.3 million, or 0.4%, to $1,366.1 million from $1,360.7 million for the three months ended June 30, 2022. For the six months ended June 30, 2023, our revenue increased by $25.9 million, or 1.0%, to $2,722.9 million from $2,697.0 million for the six months ended June 30, 2022. The increases were primarily driven by higher reimbursable out-of-pocket expenses, partially offset by decreased project start-ups in Clinical Solutions.

No single customer accounted for greater than 10% of our total consolidated revenue for the three and six months ended June 30, 2023 and 2022. Revenue from our top five customers accounted for approximately 25% of revenue for both the three and six months ended June 30, 2023, respectively, and 23% of revenue for both the three and six months ended June 30, 2022.

Revenue for each of our segments was as follows (dollars in thousands):

	Three Months Ended June 30,
	2023	% of total	2022	% of total	Change
Clinical Solutions	$1,021,792	74.8%	$1,025,715	75.4%	$(3,923)	(0.4)%
Commercial Solutions	344,288	25.2%	335,024	24.6%	9,264	2.8%
Total revenue	$1,366,080		$1,360,739		$5,341	0.4%

	Six Months Ended June 30,
	2023	% of total	2022	% of total	Change
Clinical Solutions	$2,035,457	74.8%	$2,044,085	75.8%	$(8,628)	(0.4)%
Commercial Solutions	687,423	25.2%	652,907	24.2%	34,516	5.3%
Total revenue	$2,722,880		$2,696,992		$25,888	1.0%

Clinical Solutions

For the three and six months ended June 30, 2023, revenue attributable to our Clinical Solutions segment decreased compared to the same periods in the prior year primarily driven by lower project start-ups, partially offset by higher reimbursable out-of-pocket expenses. Compared to the same periods in the prior year, fluctuations in foreign currency exchange rates positively impacted revenue by $0.3 million for the three months ended June 30, 2023, and negatively impacted revenue by $6.3 million for the six months ended June 30, 2023.

Commercial Solutions

For the three and six months ended June 30, 2023, revenue attributable to our Commercial Solutions segment increased compared to the same periods in the prior year primarily driven by higher reimbursable out-of-pocket expenses. For the three and six months ended June 30, 2023, revenue was negatively impacted by $1.1 million and $5.6 million, respectively, from fluctuations in foreign currency exchange rates compared to the same periods in the prior year.

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

Direct costs were as follows (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Direct costs (exclusive of depreciation and amortization)	$1,071,363	$1,034,897	$36,466	3.5%
% of revenue	78.4%	76.1%
Gross margin %	21.6%	23.9%

	Six Months Ended June 30,
	2023	2022	Change
Direct costs (exclusive of depreciation and amortization)	$2,159,912	$2,079,329	$80,583	3.9%
% of revenue	79.3%	77.1%
Gross margin %	20.7%	22.9%

For the three months ended June 30, 2023, our direct costs increased by $36.5 million, or 3.5%, compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, our direct costs increased by $80.6 million, or 3.9%, compared to the six months ended June 30, 2022.

Clinical Solutions

Direct costs for our Clinical Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Direct costs	$777,442	$753,451	$23,991	3.2%
% of segment revenue	76.1%	73.5%
Segment gross margin %	23.9%	26.5%

	Six Months Ended June 30,
	2023	2022	Change
Direct costs	$1,564,830	$1,528,119	$36,711	2.4%
% of segment revenue	76.9%	74.8%
Segment gross margin %	23.1%	25.2%

For the three months ended June 30, 2023, our Clinical Solutions segment direct costs increased by $24.0 million, or 3.2%, compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, our Clinical Solutions segment direct costs increased by $36.7 million, or 2.4%, compared to the six months ended June 30, 2022. For the three months ended June 30, 2023, the increase was primarily driven by higher reimbursable out-of-pocket expenses. For the six months ended June 30, 2023, the increase was primarily driven by higher reimbursable out-of-pocket expenses and personnel costs, partially offset by positive impacts from fluctuations in foreign currency exchange rates.

Gross margins for our Clinical Solutions segment were 23.9% and 26.5% for the three months ended June 30, 2023 and 2022, respectively, and 23.1% and 25.2% for the six months ended June 30, 2023 and 2022, respectively. Gross margins were lower during the current year periods as compared to the same periods in the prior year primarily due to increased personnel costs and higher reimbursable out-of-pocket expenses, partially offset by positive impacts from fluctuations in foreign currency exchange rates.

Commercial Solutions

Direct costs for our Commercial Solutions segment, excluding share-based compensation expense, were as follows (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Direct costs	$282,307	$273,578	$8,729	3.2%
% of segment revenue	82.0%	81.7%
Segment gross margin %	18.0%	18.3%

	Six Months Ended June 30,
	2023	2022	Change
Direct costs	$572,946	$534,543	$38,403	7.2%
% of segment revenue	83.3%	81.9%
Segment gross margin %	16.7%	18.1%

For the three months ended June 30, 2023, our Commercial Solutions segment direct costs increased by $8.7 million, or 3.2%, compared to the three months ended June 30, 2022. For the six months ended June 30, 2023, our Commercial Solutions segment direct costs increased by $38.4 million, or 7.2%, compared to the six months ended June 30, 2022. These increases were primarily driven by higher reimbursable out-of-pocket expenses.

Gross margins for our Commercial Solutions segment were 18.0% and 18.3% for the three months ended June 30, 2023 and 2022, respectively, and 16.7% and 18.1% for the six months ended June 30, 2023 and 2022, respectively. Gross margins were lower during the current year periods as compared to the same periods in the prior year primarily due to higher reimbursable out-of-pocket expenses and a less favorable revenue mix, driven by new deployments of field teams.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were as follows (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Selling, general, and administrative expenses	$182,523	$139,040	$43,483	31.3%
% of total revenue	13.4%	10.2%

	Six Months Ended June 30,
	2023	2022	Change
Selling, general, and administrative expenses	$344,040	$279,206	$64,834	23.2%
% of total revenue	12.6%	10.4%

Selling, general, and administrative expenses for the three and six months ended June 30, 2023 increased compared to the same periods in 2022 primarily due to higher transaction, integration-related, and other expenses, driven by our business transformation initiatives and the Merger, and higher bad debt expense, driven by specific client reserves.

Restructuring and Other Costs

Restructuring and other costs were $10.6 million and $9.0 million for the three months ended June 30, 2023 and 2022, respectively, and $95.3 million and $24.5 million for the six months ended June 30, 2023 and 2022, respectively. The costs incurred during the three and six months ended June 30, 2023 were primarily related to our real estate optimization initiative to close or reduce office space that is no longer being utilized. For the six months ended June 30, 2023, this includes $56.7 million of accelerated amortization of operating lease right-of-use assets and $18.3 million of accelerated depreciation of property and equipment, both of which are non-cash expenses.

Restructuring and other costs consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Employee severance and benefit costs	$5,569	$2,368	$15,749	$17,188
Leased facility closure and related costs	4,803	3,671	79,116	3,352
Other costs	269	2,944	463	4,000
Total restructuring and other costs	$10,641	$8,983	$95,328	$24,540

We expect to continue to incur costs related to our business transformation initiatives during the remainder of 2023 and beyond as we continue the ongoing evaluations of our global workforce and facilities infrastructure needs to improve customer engagement, increase innovation, and achieve operating efficiencies.

Depreciation and Amortization Expense

Total depreciation and amortization expense was $59.3 million and $61.2 million for the three months ended June 30, 2023 and 2022, respectively, and $120.9 million and $123.4 million for the six months ended June 30, 2023 and 2022, respectively. The decreases in total depreciation and amortization expense in the current year compared to the prior year periods were primarily due to fully amortized intangible assets from prior acquisitions, partially offset by amortization expense from internal-use software. Accelerated amortization and depreciation expense related to our real estate optimization initiative are included in restructuring and other costs in our condensed consolidated statements of operations.

Total Other Expense, Net

Total other expense, net consisted of the following (dollars in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Interest income	$(1,708)	$(36)	$(1,672)	(4644.4)%
Interest expense	37,877	18,102	19,775	109.2%
Other expense (income), net	5,391	(5,152)	10,543	n/m
Total other expense, net	$41,560	$12,914	$28,646	221.8%

	Six Months Ended June 30,
	2023	2022	Change
Interest income	$(2,236)	$(39)	$(2,197)	(5633.3)%
Interest expense	64,664	33,867	30,797	90.9%
Other expense (income), net	14,754	(510)	15,264	n/m
Total other expense, net	$77,182	$33,318	$43,864	131.7%

Total other expense, net was $41.6 million and $12.9 million for the three months ended June 30, 2023 and 2022, respectively, and $77.2 million and $33.3 million for the six months ended June 30, 2023 and 2022, respectively. The increases in total other expense, net in the current year compared to the prior year periods were primarily driven by increases in interest expense primarily due to increased interest rates on variable rate debt. Due to higher variable interest rates, we expect to continue to experience higher interest expense during the remainder of 2023. Other expense (income), net primarily consists of foreign currency gains and losses that result from exchange rate fluctuations on our monetary asset balances denominated in currencies other than our functional currency and other gains and losses related to investments.

Income Tax (Benefit) Expense

For the three and six months ended June 30, 2023, we recorded income tax benefits of $0.1 million and $3.1 million, respectively, on pre-tax income of $0.7 million and a pre-tax loss of $74.5 million, respectively. The income tax benefits for the three and six months ended June 30, 2023 included discrete tax expense of $0.9 million and $6.5 million, respectively, primarily related to tax shortfalls from share-based compensation. The effective tax rates for the three and six months ended June 30, 2023, excluding discrete items, varied from the United States (“U.S.”) federal statutory income tax rate of 21.0% primarily due to foreign tax credits, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and research and development credits.

For the three and six months ended June 30, 2022, we recorded income tax expense of $25.9 million and $33.3 million, respectively, on pre-tax income of $103.7 million and $157.2 million, respectively. Income tax expense for the three and six months ended June 30, 2022 included discrete tax benefits of $0.3 million and $6.4 million, respectively, primarily related to excess tax benefits from share-based compensation. The effective tax rates for the three and six months ended June 30, 2022, excluding discrete items, varied from the U.S. federal statutory income tax rate of 21.0% primarily due to state and local taxes on U.S. income, foreign income inclusions such as the Global Intangible Low-Taxed Income (“GILTI”) provisions, and research and development credits.

We currently maintain a valuation allowance against a portion of our state deferred tax assets and a portion of our foreign deferred tax assets as of June 30, 2023. We intend to continue to maintain a valuation allowance on these deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances.

Liquidity and Capital Resources

Key measures of our liquidity were as follows (in thousands):

	June 30, 2023	December 31, 2022
Balance sheet statistics:
Cash and cash equivalents	$82,167	$111,893
Restricted cash	109	111
Working capital (excluding restricted cash)	324,493	219,134

As of June 30, 2023, we had $82.3 million of cash, cash equivalents, and restricted cash. As of June 30, 2023, substantially all of our cash, cash equivalents, and restricted cash was held within the U.S. In addition, we had $826.8 million (net of $14.2 million in outstanding letters of credit (“LOCs”)) available for borrowing under our revolving credit facility (the “Revolver”), of which $135.8 million was available for LOCs.

We have historically funded our operations and growth, including acquisitions, primarily with our working capital, cash flow from operations, and funds available through various borrowing arrangements. Our principal liquidity requirements are to fund our debt service obligations, capital expenditures, expansion of service offerings, possible acquisitions, integration and restructuring costs, geographic expansion, stock repurchases, working capital, and other general corporate expenses. In addition, in connection with the consummation of the Merger, we expect to pay our advisors related to the Merger at least $86.7 million. Cash flow from operations also could be affected by the broad effects of the current macroeconomic environment on the global economy and major financial markets, including but not limited to interest rate increases and inflation, as well as various other risks and uncertainties detailed in Part I, Item 1A, “Risk Factors” in our 2022 Form 10-K, as updated in Part II, Item IA of this Quarterly Report on Form 10-Q. Based on past performance and current expectations, we believe our cash and cash equivalents, cash generated from operations, and funds available under the Revolver will be sufficient to meet our working capital needs, capital expenditures, scheduled debt and interest payments, income tax obligations, and other currently anticipated liquidity requirements for at least the next 12 months.

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

Indebtedness

As of June 30, 2023, we had approximately $2.71 billion of total principal indebtedness (including $55.5 million in finance lease obligations), consisting of a $1.35 billion term loan A facility, $159.0 million under the Revolver, $600.0 million of senior notes, and $550.0 million in borrowings against our accounts receivable financing agreement. See “Note 3 – Long-Term Debt Obligations” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q as well as Part II, Item 7 of our 2022 Form 10-K for additional details regarding our long-term debt arrangements.

Our long-term debt arrangements contain customary restrictive covenants and, as of June 30, 2023, we were in compliance with all applicable debt covenants.

Interest Rates

In March 2023, we entered into interest rate swaps with multiple counterparties. The interest rate swaps had an initial aggregate notional value of $650.0 million, an effective date of March 31, 2023, and will expire on March 31, 2026. As of June 30, 2023, the notional value of these interest rate swaps was $650.0 million. Upon termination of the interest rate swaps in conjunction with the consummation of the Merger, we expect that we will remit or receive the difference between the fair value of the interest rate swaps and the replacement value in cash.

We have entered into these interest rate swaps to mitigate our exposure to changes in interest rates on our variable rate debt. As of June 30, 2023, the percentage of our total principal debt (excluding finance leases) that is subject to fixed interest rates was approximately 47%. Each quarter-point increase or decrease in the applicable floating interest rate as of June 30, 2023 would change our annual interest expense by approximately $3.5 million.

Stock Repurchase Program

Our repurchase program authorizes us to repurchase up to an aggregate of $350.0 million of our Class A common stock, par value $0.01 per share, through December 31, 2024 (the “2022 Stock Repurchase Program”). During the three months ended June 30, 2023, there were no repurchases under the 2022

Stock Repurchase Program. As of June 30, 2023, we had remaining authorization to repurchase up to $350.0 million of shares of our Class A common stock under the 2022 Stock Repurchase Program. See “Note 7 – Shareholders’ Equity” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional details.

Cash, Cash Equivalents and Restricted Cash

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash (used in) provided by operating activities	$(3,258)	$170,789	$(174,047)
Net cash used in investing activities	(46,527)	(51,063)	4,536
Net cash provided by (used in) financing activities	26,148	(134,519)	160,667

Cash Flows from Operating Activities

Cash flows from operating activities decreased by $174.0 million during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to lower cash-related net income, driven by higher direct costs, transaction, integration-related, and other expenses, and interest expense, and negative changes in operating assets and liabilities relative to the prior year period. During the six months ended June 30, 2023, cash paid for interest was $61.6 million, an increase of $30.4 million as compared to the same period in the prior year, primarily due to higher interest rates. Fluctuations in accounts receivable, unbilled services (including contract assets), and deferred revenue occur on a regular basis as we perform services, achieve milestones or other billing criteria, send invoices to customers, and collect outstanding accounts receivable. This activity varies by individual customer and contract. We attempt to negotiate payment terms that provide for payment of services prior to or soon after the provision of services, but the levels of accounts receivable, unbilled services (including contract assets), and deferred revenue can vary significantly from period to period.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, we used $46.5 million in cash for investing activities, which included $45.5 million for purchases of property and equipment. We continue to closely monitor our capital expenditures while making strategic investments in the development of our information technology infrastructure to meet the needs of our workforce, enable efficiencies, reduce business continuity risks, and conform to changes in governing rules and regulations.

For the six months ended June 30, 2022, we used $51.1 million in cash for investing activities, which included $47.9 million for purchases of property and equipment.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, cash flows provided by financing activities were $26.1 million, which consisted primarily of net proceeds from our Revolver and our employee stock purchase plan, partially offset by payments associated with tax withholdings for share-based compensation, contingent consideration related to acquisitions, and finance leases.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our CEO and CFO have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Please refer to “Note 15 – Commitments and Contingencies” of our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for material developments to legal proceedings.

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

We have entered into the Merger Agreement pursuant to which we have agreed to merge with Parent. The completion of the Merger is subject to certain closing conditions, including receipt of regulatory approvals and such other conditions to completion as set forth in the Merger Agreement. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Our ongoing business may be materially adversely affected by the announcement or the pendency of the Merger, and we would be subject to a number of risks, including the following:

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
•
matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•
we have committed significant time and resources to defending against litigation (from our stockholders or otherwise) related to the Merger.

If the Merger is not consummated, the risks described above may materialize or be worsened, and they may have a material adverse effect on our business, results of operations, financial condition and the price of our common stock, particularly to the extent that the current market price of our Class A common stock reflects an assumption that the Merger will be completed. If the Merger is not consummated, investor confidence could decline, stockholder litigation could be brought against us, our directors and/or officers, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to attract or retain key personnel, our employees could be distracted and their productivity decline and profitability may be adversely impacted due to costs incurred in connection with the pending Merger. We may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of our shares would return to the prices at which our shares traded prior to the failure of the proposed Merger. If the Merger is not consummated, including as a result of our stockholders failing to approve the Merger, our stockholders will not receive any payment for their shares of our Class A common stock in connection with the Merger. Instead, we will remain a public company, our Class A common stock will continue to be listed and traded on Nasdaq and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC.

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

The proposed Merger is subject to the satisfaction of closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, or at all.

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which are beyond our control. Completion of the Merger is subject to a number of closing conditions, including, among others, the approval by certain regulatory authorities in and out of the United States, which are not within our control. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Certain of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Other developments beyond our control, including, but not limited to, changes in domestic or global economic, political or industry conditions may affect the timing or success of the Merger. Additionally, under circumstances specified in the Merger Agreement, we or Parent may terminate the Merger Agreement. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or by the termination of the Merger Agreement.

The obligation of each party to the Merger Agreement to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of material transactions prior to closing of the Merger. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board of Directors to enter into an agreement for a Superior Proposal (as defined in the Merger Agreement) or in the case of an Intervening Event (as defined in the Merger Agreement). As a result, we cannot assure you that the Merger will be completed, even though our stockholders have approved the Merger Agreement, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

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

While the Merger is pending and the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course. Pursuant to the terms of the Merger Agreement, we are restricted from taking certain specified actions without Parent’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations including, among other things, certain restrictions on our ability to amend our organizational documents; acquire other businesses and assets; make certain investments; repurchase, reclassify or issue securities; make loans; pay dividends; incur indebtedness; enter into certain contracts; change accounting policies or procedures; settle certain litigation; change tax classifications and elections; or take certain actions relating to intellectual property of the Company. For example, in connection with the exercise of Parent’s rights under the Merger Agreement, we have paused certain aspects of our business transformation initiatives. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition. Adverse effects arising from these restrictions during the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, we will be required to pay Parent a termination fee of $115.0 million (the “Company Termination Payment”), including if Parent terminates the Merger Agreement after our Board changes its recommendation to the stockholders or if we terminate the Merger Agreement to enter into an alternative acquisition agreement with respect to a Superior Proposal or due to an Intervening Event. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our stockholders than the Merger. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business, results of operations and financial condition, which in turn could materially and adversely affect the price of our Class A common stock.

We have been the target of certain securities class action lawsuits and may be the target of other legal or regulatory proceedings, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies, in particular public companies that have entered into merger agreements. For example, five lawsuits (collectively, the “Merger Lawsuits”) were filed by alleged stockholders of us against us, our directors, and our advisors related to the Merger: O’Dell v. Syneos Health, Inc. et al, Case No. 23-cv-5312, was filed in the United States District Court for the Southern District of New York on June 22, 2023; Wang v. Syneos Health, Inc. et al, Case No. 23-cv-05410, was filed in the United States District Court for the Southern District of New York on June 26, 2023; Delman v. Syneos Health, Inc. et al, Case No. 616711/2023, was filed in the Supreme Court of the State of New York, County of Suffolk, on July 7, 2023; Kent v. Syneos Health, Inc. et al, Case No. 1:23-cv-00749, was filed in the United States District Court of Delaware on July 10, 2023; and Williams v. Syneos Health, Inc. et al, Case No. 23-cv-05867, was filed in the United States District Court for the Southern District of New York on July 10, 2023.

Each of the complaints name as defendants us and certain members of our Board, and the Delman complaint also named as defendants Centerview, BofA Securities, Broadridge, and our proxy solicitors. Each of the complaints (other than the Delman complaint) allege violations of Sections 14(e) and 20(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder. The O’Dell and Wang complaints generally allege that the Schedule 14(a) Preliminary Proxy Statement, filed with the SEC on June 15, 2023, and the Kent and Williams complaints generally allege that the definitive proxy statement filed with the SEC on June 27, 2023 (the “Proxy Statement”), omit material information with respect to the proposed transaction and the valuation analyses performed by our financial advisors regarding the proposed transaction, which renders the Proxy Statement false and misleading. The Delman complaint alleged violations of the North Carolina Securities Act and negligent misrepresentation and concealment under North Carolina and New York common law by us, the members of our Board, Centerview, BofA Securities, Broadridge, and our proxy solicitors. The complaints seek, among other things, (i) injunctive relief enjoining the Merger, (ii) unless and until the defendants issue additional disclosures, rescission of the Merger Agreement to the extent already implemented or rescissory damages, and (iii) recovery of an unspecified amount of damages, costs and disbursements. On August 1 and August 2, 2023, respectively, the O'Dell and Delman actions were voluntarily dismissed following the publication of additional disclosures by us.

As another example, on July 27, 2023, a putative stockholder of us (the “Plaintiff”) filed a putative class action lawsuit, captioned United Association of Plumbers and Pipefitters, Journeymen, Local #38 Defined Benefit Pension Plan vs. Syneos Health, Inc. et al. in the U.S. District Court for the Southern District of New York against us and certain of our current and former executive officers (the “Defendants”). In its complaint, the Plaintiff alleges that the Defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, by allegedly disseminating or approving statements, which they knew or deliberately disregarded were false and misleading. The lawsuit brings claims on behalf of a putative class of purchasers of our Class A common stock between September 9, 2020 and November 3, 2022, and seeks compensatory damages, attorneys’ fees and costs, and any equitable or injunctive relief the court deems just and proper.

Even if such lawsuits or other legal or regulatory proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment in any such lawsuits or proceedings could result in monetary damages payable by us, which could have a negative impact on our liquidity, results of operations, and financial condition. Additionally, in connection with the Merger Lawsuits, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Merger, then that injunction may delay or prevent the proposed Merger from being completed, which may exacerbate the other risks described herein and adversely affect our business, results of operations, and financial condition.

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

During the three months ended June 30, 2023, there were no share repurchases under the 2022 Stock Repurchase Program. As of June 30, 2023, we have remaining authorization to repurchase up to $350.0 million of shares of our Class A common stock under the 2022 Stock Repurchase Program.

Item 5. Other Information.

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
2.1*	Merger Agreement	8-K	001-36730	2.1	May 10, 2023
10.1	Offer Letter for Michael Bonello, dated April 7, 2023.	8-K	001-36730	10.1	May 2, 2023
10.2	Confirmation Letter for Stanford B. Rudnick, dated June 13, 2023	—	—	—	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Furnished herewith
101.INS	Inline XBRL Instance Document - the Instance Document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	—	—	—	Filed herewith
101.PRE	Inline Taxonomy Extension Presentation Linkbase Document.	—	—	—	Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	—	—	—	Filed herewith

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

SYNEOS HEALTH, INC.

Date: August 8, 2023	BY:	/s/ Michael J. Bonello
Michael J. Bonello
Chief Financial Officer (Principal Financial Officer)